Form 10-Q
period 2016-06-30
Western Uranium Corp
filed 2016-08-15
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-55626

WESTERN URANIUM CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Ontario, Canada	98-1271843
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

700-10 King Street East Toronto, Ontario, Canada	M5C 1C3
(Address of Principal Executive Offices)	(Zip Code)

(416) 564-2870

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

As of August 12, 2016, 16,797,089 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM CORPORATION

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in $USD)

	As of
	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash	$22,163	$214,482
Prepaid expenses	37,164	119,656
Marketable securities	3,076	2,880
Restricted cash, current portion	215,976	-
Other current assets	29,727	15,774
Total current assets	308,106	352,792

Land, buildings and improvements	-	1,050,810
Restricted cash, net of current portion	820,310	1,036,286
Mineral properties	11,645,218	11,645,218
Ablation intellectual property	9,488,051	9,488,051

Total assets	$22,261,685	$23,573,157

Liabilities and Shareholders' Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$845,709	$825,101
Mortgage payable	-	1,051,000
Deferred contingent consideration	372,000	500,000
Subscription payable	-	198,298
Current portion of reclamation liability	215,976	-
Current portion of notes payable	539,440	490,193
Total current liabilities	1,973,125	3,064,592

Reclamation liability, net of current portion	184,567	220,129
Deferred tax liability	4,063,330	4,063,330
Notes payable, net of discount and current portion	459,033	449,984

Total liabilities	6,680,055	7,798,035

Shareholders' Equity
Common stock, no par value, unlimited authorized shares, 16,797,089 and 16,230,733 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	18,496,750	17,658,042
Accumulated deficit	(2,929,980)	(1,951,564)
Accumulated other comprehensive income	14,860	68,644
Total shareholders' equity	15,581,630	15,775,122
Total liabilities and shareholders' equity	$22,261,685	$23,573,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in $USD)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Expenses
Mining expenditures	$118,737	$49,020	$212,087	$90,700
Professional fees	290,985	124,534	326,092	200,766
General and administrative	137,846	88,535	174,103	118,221
Consulting fees	113,999	33,016	156,869	75,738
Unrealized foreign exchange gain	(128,000)	-	(128,000)	-
Loss from operations	(533,567)	(295,105)	(741,151)	(485,425)

Accretion and interest expense	217,185	31,756	237,265	45,076

Net loss	(750,752)	(326,861)	(978,416)	(530,501)

Other comprehensive loss
Foreign exchange (loss) gain	(22,528)	6,694	(53,784)	(1,997)

Comprehensive Loss	$(773,280)	$(320,167)	$(1,032,200)	$(532,498)

Loss per share - basic and diluted	$(0.05)	$(0.03)	$(0.06)	$(0.04)

Weighted average shares outstanding, basic and diluted	16,621,904	11,916,703	16,474,603	12,036,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY

(Stated in $USD)

(unaudited)

	Common Shares		Accumulated	Accumulated Comprehensive Other
	Shares	Amount	Deficit	Income	Total

Balance at January 1, 2016	16,230,733	$17,658,042	$(1,951,564)	$68,644	$15,775,122
Issuance of 101,009 shares of common stock	101,009	216,534	-	-	216,534
Issuance of 465,347 shares of common stock	465,347	622,174	-	-	622,174
Foreign exchange loss	-	-	-	(53,784)	(53,784)
Net loss	-	-	(978,416)	-	(978,416)

Balance at June 30, 2016	16,797,089	$18,496,750	$(2,929,980)	$14,860	$15,581,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in $USD)

(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(978,416)	$(530,501)
Reconciliation of net loss to cash used in operating activities:
Accretion of reclamation liability	180,414	25,634
Amortization of debt discount on notes payable	58,296	18,536
Change in foreign exchange on marketable securities	(196)	-
Change in operating assets and liabilities:
Accounts receivable	-	(22,916)
Prepaid expenses and other current assets	68,539	47,428
Restricted cash	-	(144)
Deferred contingent consideration	(128,000)
Accounts payable and accrued liabilities	20,418	(8,794)
Net cash used in operating activities	(778,945)	(470,757)
Cash Flows From Investing Activities:
Purchase of property and equipment	-	(21,810)
Advance on Credit Facility to Black Range	-	(316,349)
Net cash used in investing activities	-	(338,159)
Cash Flows From Financing Activities:
Payment of Nueco Note	-	(253,346)
Payment of Siebels Note	(100,000)	-
Proceeds from the sale of common stock in private placements, net of offering costs	640,410	1,353,793
Proceeds from Siebels Note	100,000	-
Net cash provided by financing activities	640,410	1,100,447
Effect of foreign exchange rate on cash	(53,784)	(1,997)
Net (decrease) increase in cash	(192,319)	289,534
Cash - beginning	214,482	172,909

Cash - ending	$22,163	$462,443
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,000	$-

Non-cash financing activities:
Shares issued from subscription payable	$198,298	$-

Exchange of mortgage payable for land & buildings	$1,051,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 1 - BUSINESS

Nature of operations

Western Uranium Corporation ("Western” or the “Company") was incorporated in December 2006 under the Ontario Business Corporations Act. On November 20, 2014, the Company completed a listing process on the Canadian Securities Exchange ("CSE"). As part of that process, the Company acquired 100% of the members' interests of Pinon Ridge Mining LLC ("PRM"), a Delaware limited liability company. The transaction constituted a reverse takeover ("RTO") of Western by PRM. Subsequent to obtaining appropriate shareholder approvals, the Company reconstituted its Board of Directors and senior management team. Effective September 16, 2015, Western completed its acquisition of Black Range Minerals Limited (“Black Range”).

The Company has registered offices at 10 King Street East, Suite 700, Toronto, Ontario, Canada, M5C 1C3 and its common shares are listed on the CSE under the symbol "WUC." On April 22, 2016, the Company’s shares of common stock began trading on the OTC Pink, and on May 23, 2016, the Company’s shares of common stock was approved for the commencement of trading on the OTCQX Best Market. Its principal business activity is the acquisition and development of uranium resource properties in the states of Utah and Colorado in the United States of America ("USA").

On June 28, 2016, the Company’s registration statement became effective and Western became a U.S. reporting issuer. Thereafter, the Company was approved for DTC eligibility through the Depository Trust and Clearing Corporation (DTCC), which facilitates electronic book – entry delivery, settlement and depository services for shares in the U.S.

Note 2 - Liquidity and going concern

The Company has incurred continuing losses from its operations and as of June 30, 2016 the Company has an accumulated deficit of $2,929,980 and a working capital deficit of $1,665,019.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its shares of common stock.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financings and to initiate the processing of ore to generate operating cash flows.

There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned product development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Pursuant to the Company’s capital raising objectives, during April and May 2016 the Company raised CAD $791,090 (US $622,174) in a private placement (see note 10).

On June 29, 2016 the Company announced a private placement for the issuance of up to 1,909,855 units at CAD $1.70 per unit for total gross proceeds of USD up to $2,500,000. Each unit shall consist of one common share of the Company and one warrant at an exercise price of CAD $2.80 which expire five years after the date of issuance. The Company intends to use this capital raise to pay the costs of the acquisition of Black Range, to fund the development of the Company’s ablation technology, to fund mine production preparation, to pay down certain of the Company’s notes payable, and for working capital purposes (see note 13).

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

Note 3 – SUMMARY OF Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2015 and related notes thereto which were included in the Company’s form 10-12G filed with the Securities and Exchange Commission on July 22, 2016.

The accompanying unaudited condensed consolidated financial statements include the accounts of Western and its wholly-owned subsidiaries, Western Uranium Corp., Pinon Ridge Mining LLC, Black Range Minerals Limited, Black Range Copper Inc., Ranger Resources Inc., Black Range Minerals Inc., Black Range Minerals Colorado LLC, Black Range Minerals Wyoming LLC, Haggerty Resources LLC, Ranger Alaska LLC, Black Range Minerals Utah LLC, Black Range Minerals Ablation Holdings Inc. and Black Range Development Utah LLC. All significant inter-company transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management's estimates and assumptions include determining the fair value of transactions involving shares of common stock, assessment of the useful life and evaluation for impairment of intangible assets, valuation and impairment assessments on mineral properties, deferred contingent consideration, the reclamation liability, valuation of stock-based compensation, valuation of available-for-sale securities and valuation of long-term debt and asset retirement obligations. Other areas requiring estimates include allocations of expenditures, depletion and amortization of mineral rights and properties. Actual results could differ from those estimates.

Foreign Currency Translation

The reporting currency of the Company, including its subsidiaries, is the United States dollar. The financial statements of subsidiaries located outside of the U.S. are measured in their functional currency, which is the local currency. The functional currency of the parent is the Canadian dollar. Monetary assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Income and expense items are translated using average monthly exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in accumulated other comprehensive loss in the condensed consolidated balance sheets.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Values of Financial Instruments

The fair value of financial instruments in the Company’s consolidated financial statements at June 30, 2016 and December 31, 2015 are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at June 30, 2016	$3,076	$-	$-

Marketable securities at December 31, 2015	$2,880	$-	$-

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic loss per share for the three and six month periods ended June 30, 2016 and 2015 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three and Six Months Ended June 30,
	2016	2015
Warrants to purchase shares of common stock	566,356	-
Options to purchase shares of common stock	271,996	-
Total potentially dilutive securities	838,352	-

Note 4 – RECENT ACCOUNTING PRONOUNCEMENTS

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s financial position and results of operations.

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the income statement. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

Note 4 – RECENT ACCOUNTING PRONOUNCEMENTS, continued

In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606)”, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

In May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606)”, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

Note 5 - Mineral Assets, Ablation Intellectual Property and Other Property

On August 18, 2014, the Company purchased mining assets in an arm's length transaction. The mining assets include both owned and leased land in the states of Utah and Colorado. All of the mining assets represent properties which have previously been mined to different degrees for uranium. As some of the properties have not formally established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mining properties acquired on August 18, 2014, include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Yellow Cat Project located in eastern Grand County, Utah; The Farmer Girl Mine project located in Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado.

On September 16, 2015, Western completed its acquisition of Black Range. In connection with the acquisition of Black Range, Western acquired the net assets of Black Range. These net assets consist principally of interests in a complex of uranium mines located in Colorado (the “Hansen-Taylor Complex”) and a 100% interest in a 25 year license for ablation mining technologies and related patents from Ablation Technologies, LLC. The Hansen-Taylor Complex is principally a sandstone-hosted deposit that was discovered in 1977. Ablation is a low cost, purely physical method of sorting uranium ore by applying a grain-size separation process to ore slurries.

The Company’s mining and mining related assets consist of the following:

	As of:
	June 30, 2016	December 31, 2015
Land, building and improvements	$-	$1,050,810
Mineral properties	11,645,218	11,645,218
Ablation intellectual property	9,488,051	9,488,051

On May 26, 2016, the Company executed agreements with the mortgage holder whereby in an equal exchange the mortgage was exchanged for the land, building and improvements with which it was secured (see Note 8).

On June 1, 2016, Black Range entered into an agreement with Ferris-Haggarty Mining Corporation to transfer all available data, information, materials, reports, assay analysis, or other regarding the Ferris-Haggarty Copper Project in Carbon County, WY from 2006 through 2009. In exchange Black Range Minerals Inc. received 100,000 Common Class A Voting shares of Ferris-Haggarty Mining Corporation. The transaction is deemed to lack commercial substance because neither the fair value of the data relinquished nor the fair value of the shares are determinable within reasonable limits, given that there is no market for the data and that the Company does not have enough information to reliably determine a value for the shares. Since the exchange of data for shares of Ferris-Haggarty lacks commercial substance, the value of the exchange will be based on the recorded value of the asset relinquished (the data), which is $0.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 6 - Accounts Payable and Accrued Liabilities

	As of June 30,	As of December 31,
	2016	2015
Trade accounts payable	$489,459	$520,530
Accrued liabilities	356,250	304,571
	$845,709	$825,101

NOTE 7 - Notes Payable

On August 18, 2014, in connection with the purchase of the mining properties, the Company entered into a note payable with Energy Fuels Holding Corporation (“EFHC”) (the “EFHC Note”) for $500,000. The EFHC Note bears interest at a rate of 3.0% per annum and is secured by a first priority interest in certain of the Company’s mining assets. On the date of the purchase, the Company recorded the EFHC Note net of a discount for interest of $73,971 at a rate of 4% per annum, resulting in a total effective interest rate of 7% per annum. The discount is being amortized using the effective interest method over the life of the loan. All principal on the EFHC Note is due and payable on August 18, 2018 and interest on the EFHC Note is due and payable annually beginning August 18, 2015.

On August 18, 2014, also in connection with the purchase of the mining properties, the Company entered into a Note Assumption Agreement with EFHC and Nuclear Energy Corporation (“Nueco”), whereby the Company assumed all of the obligations of EFHC under its note payable with Nueco (the “Nueco Note”). The Nueco Note bears no stated interest rate and is secured by certain of the Company’s mining assets. On the date of the purchase, the Company recorded the Nueco Note net of a discount for interest of $23,724 at a rate of 7% per annum. The discount is being amortized using the effective interest method over the life of the loan. The Nueco payment due on December 20, 2014 in the amount of $250,180 was made on January 5, 2015 without penalty other than additional interest at 6% per annum. As of December 31, 2015, the Nueco Note had a remaining obligation outstanding of $250,180, the due date of which was extended to January 13, 2016. In connection with the extension, the Company agreed to add interest from the date of October 13, 2015 until the date paid at the annual rate of one percent (1%) per annum. On February 8, 2016, the Company and the lender agreed to further extend the maturity of the Nueco Note to June 2016. In consideration for the extension the Company increased the principal amount by 10% (or $25,384), increased the interest rate to 6% per annum and paid a $5,000 fee that did not reduce the interest or principal. On June 20, 2016, the Company further extended the maturity of the Nueco Note to July 31, 2016. In consideration for the extension, the Company paid a $5,000 fee that did not reduce the interest or principal on the Nueco Note. These amendments were accounted for as a note modification, whereby no gain or loss was recognized. On August 8, 2016, accrued interest was paid in the amount of $13,477. As of August 11, 2016, the Nueco Note is in default.

On September 30, 2015 the Company entered into a note payable (“Siebels Note”) with The Siebels Hard Asset Fund, Ltd. (“Siebels”) for $250,000, which was fully funded on October 14, 2015. The Siebels Note bears interest at a rate of 16.0% per annum and was to mature on December 15, 2015. On December 16, 2015 the Company and the lender agreed to extend the maturity of the Siebels Note until June 16, 2016. In consideration for the extension of the repayment, the accrued interest at the time of extension of $8,333 was reclassified to principal, bringing the principal of the Siebels Note to $258,423. Also in consideration for such extension the interest rate was increased to 18% per annum. These amendments were accounted for as a note modification, whereby no gain or loss was recognized. On July 29, 2016, a partial principal payment in the amount of $100,000 was made. As of August 11, 2016, the Siebels Note is in default.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

Note 7 - Notes Payable, continued

On February 22, 2016, the Company entered into a second note payable with Siebels for $100,000. The note bore interest at a rate of 18.0% per annum and matured on April 22, 2016. On April 28, 2016, the Company repaid this note in full.

Notes payable consisted of:

	As of June 30, 2016
	Principal	Discount	Balance, Net of Discount	Current	Non-Current
EFHC	$500,000	$40,967	$459,033	$-	$459,033
Nueco	279,220	3,800	275,420	275,420	-
Siebels	264,020	-	264,020	264,020	-
Total	$1,043,240	$44,767	$998,473	$539,440	$459,033

During the three months ended June 30, 2016 and 2015, the Company’s interest expense on notes payable was $39,273, and $31,756, respectively, including the amortization of debt discounts. Interest expense on notes payable for the six months ended June 30, 2016 and 2015 was $59,353 and $45,076, respectively.

	As of December 31, 2015
	Principal	Discount	Balance, Net of Discount	Current	Non-Current
EFHC	$500,000	$50,016	$449,984	$-	$449,984
Nueco	250,180	-	250,180	250,180	-
Siebels	240,013	-	240,013	240,013	-
Total	$990,193	$50,016	$940,177	$490,193	$449,984

NOTE 8 - Mortgage

In connection with the acquisition of Black Range, Western assumed a mortgage secured by land, building and improvements at 1450 North 7 Mile Road, Casper, Wyoming, with interest payable at 8.00% and payable in monthly payments of $11,085 with the final balance of $1,044,015 due as a balloon payment on January 16, 2016. The Company did not make the final balloon payment as scheduled. Subsequently, on May 26, 2016, the Company executed agreements with the mortgage holder whereby in an equal exchange the mortgage was exchanged for the land, building and improvements with which it was secured, and pursuant to which no future financial consideration is required.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

Note 9 - reclamation liability

The reclamation liabilities of the US mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities at June 30, 2016 and December 31, 2015 of the mineral properties to be approximately $1,036,286 and $1,036,286, respectively. During the three months ended June 30, 2016 and 2015, the accretion of the reclamation liabilities was $178,474 and $23,634, respectively. During the six months ended June 30, 2016 and 2015, the accretion of the reclamation liabilities was $180,414 and $25,634, respectively. Except in regard to its Alaska coal mine property (as discussed below), The Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over a thirty year life using a discount rate of 5.4% to a net discounted value as of June 30, 2016 and December 31, 2015 of $400,543 and $200,129, respectively. The gross reclamation liabilities as of June 30, 2016 are secured by certificates of deposit in the amount of $1,036,286. During the second quarter of 2016, the Company initiated actions to cancel its coal mining leases in Alaska. In connection therewith, the Company is currently evaluating the most effective manner in which to reclaim such mines. During the three months ended June 30, 2016, with the near-term prospects for reclamation, the Company adjusted the fair value of its reclamation obligation and for the Alaska mine, accreted $174,412 to bring its reclamation liability to fair value. The portion of the reclamation liability related to the Alaska mine, and its related restricted cash are included in current liabilities, and current assets, respectively, at a value of $215,976.

Note 10 - share capital and other equity instruments

Private Placements

On January 4, 2016, the Company completed a private placement raising gross proceeds of CAD $300,000 through the subscription for 101,009 common shares at a price of CAD $2.97 (US$2.14) per common share, and warrants to purchase aggregate of 101,009 common shares at an exercise price of CAD $3.50. This offering closed on December 31, 2015. Of the total amount received, CAD $275,000 (US$198,298) was received in December of 2015 while the remainder CAD $25,000 (US$18,236) was received in the three months ended March 31, 2016. The warrants are exercisable immediately upon issuance and expire five years from the date of issuance. As of December 31, 2015, the Company accounted for the proceeds of $198,298 as subscriptions payable.

During April 2016, the Company initiated a private placement offering for the sale of units of its securities for a price per unit of $1.70 (CAD) (US$1.34). Each unit consists of one share of the Company’s common stock and one warrant to purchase a share of common stock at $2.60 (CAD) per share, with a term of five years. During April and May 2016 the Company raised gross proceeds of CAD $791,090 (US$622,174) through the issuance of 465,347 units.

During the six months ended June 30, 2016, the Company issued 566,356 shares of common stock in connection with these private placements.

Stock Options

In connection with the acquisition of Black Range, the Board of Directors granted options for the purchase of 271,996 shares of the Company’s common stock to certain of the former directors, employees and consultants of Black Range. On the date of grant, these options were fully vested, had a weighted average exercise price of CAD $6.39 (US$4.91) and a weighted average remaining contractual life of 3.52 years and had a grant date fair value of $1.59 per share. As of June 30, 2016, these stock options had a remaining contractual life of 3.02 years and had no intrinsic value. These stock options became exercisable on January 17, 2016.

Warrants

As of June 30, 2016, there were warrants outstanding to purchase an aggregate of 566,356 shares of the Company’s common stock at an exercise price of CAD $2.76 (US$2.12) per share. These warrants have a weighted average remaining life of 4.79 years.

Note 11 - Mining Expenditures

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Permits	$67,188	$37,610	$116,374	$66,335
Maintenance	43,824	11,410	81,678	24,365
Contract Labor	3,975	-	6,535	-
Royalties	3,750	-	7,500	-
	$118,737	$49,020	$212,087	$90,700

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 12 - Related Party Transactions (Including Key Management Compensation)

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

An entity controlled by a member of the Board of Directors earned consulting fees totaling $9,227 and $17,687 for the three months ended June 30, 2016 and 2015, respectively and $18,472 and $27,357 for the six months ended June 30, 2016 and 2015, respectively. The same director earned director fees totaling $1,538 and $1,601 during the three months ended June 30, 2016 and 2015, respectively and $3,079 and $6,258 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, the Company has $0 and $5,074, respectively, in accounts payable and accrued liabilities owing to this director.

Pursuant to a consulting agreement, a US limited liability company owned by a person who is a director and the Company’s CFO entered into a contract with the Company effective January 1, 2015 to provide financial and consulting services at an annual consultant fee of $100,000. The contract had a term of one year. On October 21, 2015, the Company entered into an additional agreement with this same company to provide additional services to the Company, for the term of October through December 2015 for a monthly fee of $6,500. On January 1, 2016, the Company entered into an agreement with a different US limited liability company owned by the same director to provide financial and other consulting services at $8,333 per month. During the three months ended June 30, 2016 and 2015, the Company incurred fees of $25,000 and $25,000, respectively, to these companies. During the six months ended June 30, 2016 and 2015, the Company incurred fees of $50,000 and $50,000, respectively, to these companies. At June 30, 2016 and December 31, 2015, the Company had $6,500 and $14,833, respectively, included in accounts payable and accrued liabilities payable to these companies.

In connection with the acquisition of Black Range on September 16, 2015, Western assumed an obligation in the amount of AUS $500,000 payable to Western’s CEO and director contingent upon the commercialization of the ablation technology.

As at June 30, 2016, the obligation of $372,000 is included in the condensed consolidated balance sheet. A gain of $128,000 on the translation of the obligation for the three and six months period ended June 30, 2016, was reflected within the “unrealized foreign exchange gain” in the statement of operations and comprehensive loss.

Pursuant to a consulting agreement, a US limited liability company owned by a person who is a director entered into a consulting contract with the Company effective April 1, 2016 to provide financial, advisory, and consulting services, including representing the Company to a variety of stakeholders for a six month term ending on September 30, 2016. The semi-annual consulting fee will be paid monthly and aggregate fees under the agreement are $105,000. Professional fees for the three and six months ended June 30, 2016 are $60,000 and $60,000, respectively, related to this agreement.

As of June 30, 2016 and December 31, 2015, the Company had $7,500 and $0, respectively, included in accounts payable and accrued expenses payable to this entity.

NOTE 13 - SUBSEQUENT EVENTS

Private Placements

On June 29, 2016 the Company announced a private placement for the issuance of up to 1,909,855 units at CAD $1.70 per unit for total gross proceeds of USD $2,500,000. Each unit shall consist of one common share of the Company and one warrant at an exercise price of CAD $2.80 which expire five years after the date of issuance. The Company intends to use this capital raise to pay the costs of the acquisition of Black Range, to fund the development of the Company’s ablation technology, to fund mine production preparation and for working capital purposes. As of August 12, 2016, the Company has received subscription agreements for the sale of 943,582 units and has received proceeds or broker settlement instructions for CAD $1,604,089 (approximately USD $1,240,699). The Company expects to close on the private placement as soon as practicable.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information disclosed in this quarterly report, and the information incorporated by reference herein, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained or incorporated by reference in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Item 2 of Part I of this quarterly report and in Item 1A of Part II of this quarterly report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

The following discussion should be read in conjunction with our condensed consolidated interim financial statements and footnotes thereto contained in this quarterly report.

Overview

General

Western was incorporated in December, 2006 under the Ontario Business Corporations Act. During 2014, the Company acquired 100% of the issued and outstanding shares of Pinon Ridge Mining LLC ("PRM"), a Delaware limited liability company. The transaction constituted a reverse takeover of Western by PRM. After obtaining appropriate shareholder approvals, the Company subsequently reconstituted its Board of Directors and senior management team and changed its name to Western Uranium Corporation.

On September 16, 2015, Western completed its acquisition of Black Range Minerals Limited (“Black Range”), an Australian company that was listed on the Australian Securities Exchange (“ASX”) until the acquisition was completed. Western and Black Range entered into a definitive Merger Implementation Agreement, pursuant to which Western agreed to acquire all of the issued and outstanding shares of Black Range.

Western has registered offices at 700-10 King Street East, Toronto, Ontario, Canada M5C 1C3 and its common shares are listed on the Canadian Securities Exchange (“CSE”) under the symbol "WUC" and on the United States OTCQX Best Market under the ticker symbol “WSTRF.” Its principal business activity is the acquisition and development of uranium resource properties principally in the states of Utah and Colorado, in the United States of America.

Recent Developments

December 2015 Private Placement

On December 31, 2015, the Company completed a private placement raising gross proceeds of CAD $300,000 through the subscription for 101,009 common shares at a price of CAD $2.97 (US$2.14) per common share, and warrants to purchase an aggregate of 101,009 common shares at an exercise price of CAD $3.50. This offering closed on January 4, 2016. Of the total amount received, CAD $275,000 (US$198,298) was received in December of 2015 while the remainder CAD $25,000 (US $18,236) was received in the three months ended March 31, 2016. The warrants are exercisable immediately upon issuance and expire five years from the date of issuance. As of December 31, 2015, the Company accounted for the proceeds of $198,298 as subscriptions payable. During the six months ended June 30, 2016, the Company issued an aggregate of 101,009 shares of common stock in connection with this private placement.

April 2016 Private Placement

During April 2016, the Company initiated a private placement offering for the sale of units of its securities for a price per unit of CAD $1.70. Each unit consists of one share of the Company’s common stock and one warrant to purchase a share of common stock at CAD $2.60. The warrants are exercisable immediately upon issuance and expire five years from the date of closing. As of the closing date at May 5, 2016, the Company raised gross proceeds of CAD $791,090 (US$ 622,174) through the issuance of 465,347 units.

June 2016 Private Placement

On June 29, 2016 the Company announced a private placement for the issuance of up to 1,909,855 units at CAD $1.70 per unit for total gross proceeds of USD $2,500,000. Each unit shall consist of one common share of the Company and one warrant at an exercise price of CAD $2.80 which expire five years after the date of issuance. The Company intends to use this capital raise to pay the costs of the acquisition of Black Range, to fund the development of the Company’s ablation technology, to fund mine production preparation and for working capital purposes. As of August 12, 2016, the Company has received subscription agreements for the sale of 943,582 units and has received proceeds or broker settlement instructions for CAD $1,604,089 (approximately USD $1,240,699). The Company expects to close on the private placement as soon as practicable.

Extension of Short Term Loans

On February 8, 2016, the Company and the lender agreed to further extend the maturity of the Nueco Note to June 2016. In consideration for the extension the Company increased the principal amount by 10% (or $25,384), increased the interest rate to 6% per annum and paid a $5,000 fee that did not reduce the interest or principal. On June 20, 2016, the Company further extended the maturity of the Nueco Note to July 31, 2016. In consideration for the extension, the Company paid a $5,000 fee that did not reduce the interest or principal on the Nueco Note. On August 8, 2016, accrued interest was paid in the amount of $13, 477. As of August 11, 2016, the Nueco note is in default.

On December 16, 2015 the Company and the lender agreed to extend the maturity of the Siebels Note until June 16, 2016. In consideration for the extension of the repayment, the accrued interest at the time of extension of $8,333 was reclassified to principal, bringing the principal of the Siebels Note to $258,423. Also in consideration for such extension the interest rate was increased to 18% per annum. These amendments were accounted for as a note modification, whereby no gain or loss was recognized. On July 29, 2016, a principal payment in the amount of $100,000 was made. As of August 11, 2016, the Siebels Note is in default.

Dual Market for Shares in the United States

On May 23, 2016, Western Uranium shares began trading on the OTCQX Best Market under the symbol “WSTRF”.

On June 28, 2016, the Company’s registration statement became effective and Western became a U.S. reporting issuer. Thereafter, the Company was approved for DTC eligibility through the Depository Trust and Clearing Corporation (DTCC), which facilitates electronic book-entry delivery, settlement and depository services for shares in the U.S.

By having established dual trading markets for the Company’s shares in both Canada and the United States, Western now has comprehensive access to the large and sophisticated North American natural resource investor markets.

Sale of Mortgage through Equal Exchange

In connection with the Black Range Transaction, Western assumed a mortgage secured by land, building and improvements at 1450 North 7 Mile Road, Casper, Wyoming, with interest payable at 8.00% and payable in monthly payments of $11,085 with the final balance of $1,044,015 due as a balloon payment on January 16, 2016. The Company did not make the final balloon payment on the mortgage as scheduled; subsequently on May 26, 2016, the Company executed agreements with the mortgage holder whereby the mortgage was exchanged for the land, building and improvements securing the mortgage in an equal exchange. No future financial consideration is required.

Mining License

Over the months of June and July 2016, Western submitted documentation to the Colorado Department of Public Health and Environment (“CDPHE”) for a determination ruling regarding the type of license which may be required for the application of ablation mining technology within the state of Colorado, if any. During May and June, CDPHE held four public meetings in several cities in Colorado as part of the process. Thereafter on July 22, 2016 the CDPHE closed the comment period and has stated the determination should take about sixty days whereupon its recommendations will be released.

African Ore Update

During the first quarter of 2016, the Company received a shipment of African ore for testing to determine how the ablation process can improve the recovery economics of a large fully developed deposit in Africa. In June, the African ore was characterized, logged, ablated and relogged.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Expenses
Mining expenditures	$118,737	$49,020	$212,087	$90,700
Professional fees	290,985	124,534	326,092	200,766
General and administrative	137,846	88,535	174,103	118,221
Consulting fees	113,999	33,016	156,869	75,738
Unrealized foreign exchange gain	(128,000)	-	(128,000)	-
Loss from operations	(533,567)	(295,105)	(741,151)	(485,425)

Accretion and interest expense	217,185	31,756	237,265	45,076

Net loss	(750,752)	(326,861)	(978,416)	(530,501)

Other Comprehensive loss
Foreign exchange gain (loss)	(22,528)	6,694	(53,784)	(1,997)

Comprehensive Loss	$(773,280)	$(320,167)	$(1,032,200)	$(532,498)

Net loss per share - basic and diluted	$(0.05)	$(0.03)	$(0.06)	$(0.04)

Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015

Summary

Our consolidated net loss for the three months ended June 30, 2016 and 2015 was $750,752 and $326,861 or $0.05 and $0.03 per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the three months ended June 30, 2016 and 2015 was $773,280 and $320,167, respectively.

Mining Expenditures

Mining expenditures for the three months ended June 30, 2016 were $118,737 as compared to $49,020 for the three months ended June 30, 2015. The increase in mining expenditures of $69,717, or 142% was principally attributable to permits and maintenance fees incurred for the maintenance of the good standing of the Company’s mining properties.

Professional Fees

Professional fees for the three months ended June 30, 2016 were $290,985 as compared to $124,534 for the three months ended June 30, 2015. The increase in professional fees of $166,451, or 134% was principally due to the cost associated with the Company becoming publicly traded in the United States and establishing its DTC eligibility.

General and Administrative

General and administrative expenses for the three months ended June 30, 2016 were $137,846 as compared to $88,535 for the three months ended June 30, 2015. The increase in general and administrative expense of $49,311, or 56% was principally due to an increase in payroll expense of $18,000 upon the hiring of Mr. Siglin as the Company’s VP of Development and an increase in transfer agent expenses of $17,963 due to the Company holding its annual shareholder meeting in the second quarter of 2016, as opposed to the third quarter of 2015.

Consulting Fees

Consulting fees for the three months ended June 30, 2016 were $113,999 as compared to $33,016 for the three months ended June 30, 2015. The increase in consulting fees of $80,983, or 245% was principally related to costs of $60,000 incurred under a consulting agreement with a director.

Unrealized foreign exchange gain

Unrealized foreign exchange gain for the three months ended June 30, 2016 was $128,000, which represented a change in the value of the deferred contingent consideration obligation.

Accretion and Interest

Accretion and interest expense for the three months ended June 30, 2016 was $217,185 as compared to $31,756 for the three months ended June 30, 2015. The increase of accretion and interest expense of $185,429, or 584% was mainly attributable to the accretion and interest on the note payable to Siebels and the mortgage on the Casper, Wyoming building assumed in connection with the Black Range Transaction. During the second quarter of 2016, the Company canceled certain of its coal mining leases in Alaska. As part of that cancellation Alaska notified the Company that during the third quarter of 2016, its reclamation deposit would be forfeited. During the three months ended June 30, 2016, the Company accreted $174,412 to accrete its reclamation liability to its fair value.

Foreign Exchange

Foreign exchange (loss) gain for the three months ended June 30, 2016 was $(22,528) as compared to $6,694 for the three months ended June 30, 2015. The decrease of the foreign exchange gain of $29,222, or 437% is primarily due to the decrease in the CAD to USD currency exchange rate along with the increase in the assets held in Canadian dollars and Australian dollars.

Six Months Ended June 30, 2016 as Compared to the Six Months Ended June 30, 2015

Summary

Our consolidated net loss for the six months ended June 30, 2016 and 2015 was $978,416 and $530,501 or $0.06 and $0.04 per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the six months ended June 30, 2016 and 2015 was $1,032,200 and $532,498, respectively.

Mining Expenditures

Mining expenditures for the six months ended June 30, 2016 were $212,087 as compared to $90,700 for the six months ended June 30, 2015. The increase in mining expenditures of $121,387, or 134% was principally attributable to permits and maintenance fees incurred for the maintenance of the good standing of the Company’s mining properties.

Professional Fees

Professional fees for the six months ended June 30, 2016 were $326,092 as compared to $200,766 for the six months ended June 30, 2015. The increase in professional fees of $125,326, or 62% was principally due to the cost associated with the Company becoming publicly traded in the United States and establishing its DTC eligibility.

General and Administrative

General and administrative expenses for the six months ended June 30, 2016 were $174,103 as compared to $118,221 for the six months ended June 30, 2015. The increase in general and administrative expense of $55,882, or 47% was principally due to an increase in payroll expense of $36,646 upon the hiring of Mr. Siglin as the Company’s VP of Development and an increase in transfer agent expenses of $21,530 due to the Company holding its annual shareholder meeting in the second quarter of 2016, as opposed to the third quarter of 2015.

Consulting Fees

Consulting fees for the six months ended June 30, 2016 were $156,869 as compared to $75,738 for the six months ended June 30, 2015. The increase in consulting fees is $81,131, or 107% was principally related to costs of $60,000 incurred under a consulting agreement with a director.

Unrealized foreign exchange gain

Unrealized foreign exchange gain for the three months ended June 30, 2016 was $128,000, which represented a change in the value of the deferred contingent consideration obligation.

Accretion and Interest

Accretion and interest expense for the six months ended June 30, 2016 was $237,265 as compared to $45,076 for the six months ended June 30, 2015. The increase of accretion and interest expense of $192,189, or 426% was mainly attributable to the accretion and interest on the note payable to Siebels and the mortgage on the Casper, Wyoming building assumed in connection with the Black Range Transaction. During the second quarter of 2016, the Company canceled certain of its coal mining leases in Alaska. As part of that cancellation Alaska notified the Company that during the third quarter of 2016, its reclamation deposit would be forfeited. During the three months ended June 30, 2016, the Company accreted $174,412 to accrete its reclamation liability to its fair value.

Foreign Exchange

Foreign exchange loss for the six months ended June 30, 2016 was $53,784 as compared to a loss of $1,997 for the six months ended June 30, 2015. The decrease of the foreign exchange gain of $51,787 is primarily due to the decrease in the CAD to USD currency exchange rate along with the increase in the assets held in Canadian dollars and Australian dollars.

Liquidity and Capital Resources

The Company’s cash balance as of June 30, 2016 was $22,163. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public reporting responsibilities. The Company expects to require additional capital in order to continue the development of the ablation mining technology. Management believes that in order to finance the development of the mining properties, the Company will be required to raise significant additional capital by way of debt and/or equity. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

On January 4, 2016, the Company completed a private placement raising gross proceeds of CAD $300,000 through the subscription for 101,009 common shares at a price of CAD $2.97 (US$2.14) per common share, and warrants to purchase aggregate of 101,009 common shares at an exercise price of CAD $3.50. Of the total amount received, CAD $275,000 (US$198,298) was received in December of 2015 while the remainder was received in February of 2016. The warrants are exercisable immediately upon issuance and expire five years from the date of issuance. As of December 31, 2015, the Company accounted for the proceeds of $198,298 as subscriptions payable. During the six months ended June 30, 2016, the Company issued an aggregate of 101,009 shares of common stock in connection with this private placement.

During April 2016, the Company initiated a private placement for the sale of units of its securities for a price per unit of $1.70 (CAD). Each unit consists of one share of the Company’s common stock and one warrant to purchase a share of common stock at $2.60 (CAD). The warrants are exercisable immediately upon issuance and expire five years from the date of issuance. During April and May 2016 the Company raised gross proceeds of CAD $791,090 (US$ 622,174) through the issuance of 465,347 units.

Net cash used in operating activities

Net cash used in operating activities was $778,945 for the six months ended June 30, 2016, as compared with net cash used of $470,757 for the six months ended June 30, 2015. The increase of $308,188 in net cash used is mainly due to the Company having an increased net loss in 2016.

Net cash used in investing activities

Net cash used in investing activities was $0 for the six months ended June 30, 2016, as compared to $338,159 for the six months ended June 30, 2015. The cash used in investing activities in 2015 consisted primarily of the advance to Black Range under the credit facility.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $640,140 as compared to $1,100,447 for the six months ended June 30, 2015. For 2016, the cash provided by financing activities consisted principally of the proceeds from the issuance of 473,764 common shares for $640,410 and the proceeds of $100,000 from the Siebels promissory note off-sets by the repayment of the Siebels promissory note. The financing activities in 2015 were related to the sales of common stock in the February 2015 private placement for an aggregate of 640,000 shares valued at $1,353,793, offset by the payment of the Nueco Note of $253,346.

Reclamation Liability

The reclamation liabilities of the US mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities at June 30, 2016 and December 31, 2015 of the mineral properties to be approximately $1,036,286 and $1,036,286, respectively. During the three months ended June 30, 2016 and 2015, the accretion of the reclamation liabilities was $178,474 and $23,634, respectively. During the six months ended June 30, 2016 and 2015, the accretion of the reclamation liabilities was $180,414 and $25,634, respectively. The Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over a thirty year life using a discount rate of 5.4% to a net discounted value as at June 30, 2016 of $400,543. The gross reclamation liabilities as of June 30, 2016 are secured by certificates of deposit in the amount of $1,036,286. During the second quarter of 2016, the Company canceled certain of its coal mining leases in Alaska. As part of that cancelation Alaska notified the Company that during the third quarter of 2016, its reclamation deposit would be forfeited. During the three months ended June 30, 2016, the Company accreted $174,412 to accrete the reclamation liability to its fair value.

Related Party Transactions (including key management compensation)

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

An entity controlled by a member of the Board of Directors earned consulting fees totaling $9,227 and $17,687 for the three months ended June 30, 2016 and 2015, respectively and $18,472 and $27,357 for the six months ended June 30, 2016 and 2015, respectively. The same director earned director fees totaling $1,538 and $1,601 during the three months ended June 30, 2016 and 2015, respectively and $3,079 and $6,258 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, the Company has $0 and $5,074, respectively, in accounts payable and accrued liabilities owing to this director.

Pursuant to a consulting agreement, a US limited liability company owned by a person who is a director and the Company’s CFO entered into a contract with the Company effective January 1, 2015 to provide financial and consulting services at an annual consultant fee of $100,000. The contract had a term of one year. On October 21, 2015, the Company entered into an additional agreement with this same company to provide additional services to the Company, for the term of October through December 2015 for a monthly fee of $6,500. On January 1, 2016, the Company entered into an agreement with a different US limited liability company owned by the same director to provide financial and other consulting services at $8,333 per month. During the three months ended June 30, 2016 and 2015, the Company incurred fees of $25,000 and $25,000, respectively, to these companies. During the six months ended June 30, 2016 and 2015, the Company incurred fees of $50,000 and $50,000, respectively, to these companies. At June 30, 2016 and December 31, 2015, the Company had $6,500 and $14,833, respectively, included in accounts payable and accrued liabilities payable to these companies.

In connection with the acquisition of Black Range on September 16, 2015, Western assumed an obligation in the amount of (AUD) $500,000 (USD - $372,000) payable to Western’s CEO and director contingent upon the commercialization of the ablation technology.

Pursuant to a consulting agreement, a US limited liability company owned by a person who is a director entered into a consulting contract with the Company effective April 1, 2016 to provide financial, advisory, and consulting services, representing the company to a variety of stakeholders for a six month term ending on September 30, 2016. The semi-annual consulting fee will be paid monthly and aggregate under the agreement are $105,000. Professional fees for the three and six months ended June 30, 2016 include $60,000 and $60,000, respectively, related to this agreement.

As of June 30, 2016 and December 31, 2015, the Company had $7,500 and $0, respectively, included in accounts payable and accrued expenses payable to this entity.

Going Concern

The accompanying condensed consolidated financial statements have been prepared using United States Generally Accepted Accounting Principles (“US GAAP”) applicable to a going concern. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern. In this circumstance, the Company would be required to realize its assets and liquidate its liabilities and commitments in other than the normal course of business and at amounts different from those in the accompanying consolidated financial statements. Such adjustments could be material.

The Company has a working capital deficit of $1,665,019 as of June 30, 2016 and has incurred net losses for the six months ended June 30, 2016 and June 30, 2015 of $978,416 and $530,501, respectively. The Company will require additional financing in order to pursue its business plans and discharge its liabilities as they come due. These conditions indicate the existence of material uncertainties that cast substantial doubt upon the Company's ability to continue as a going concern.

Off Balance Sheet Arrangements

As at June 30, 2016, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

Critical Accounting Estimates and Policies

The preparation of these condensed consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of expenses during the reporting period.

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting period, that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, include, but are not limited to, the following:

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of June 30, 2016, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2016, due to the lack of segregations of duties and the failure to report disclosures on a timely basis.

Remediation of Material Weakness

Management has developed a plan and related timeline for the Company to design a set of control procedures and the related required documentation thereof in order to address this material weakness. Management has targeted to have the necessary controls in place by the end of 2016.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of June 30, 2016, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Form 10 (Amendment No. 2) as filed with the Securities and Exchange Commission on July 22, 2016. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 4.     Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. As Western Uranium does not operate any coal or other mines, no such disclosure is required.

Item 6.     Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM CORPORATION

Date: August 15, 2016	By:	/s/ George Glasier
George Glasier
Chief Executive Officer (Principal executive officer)

Date: August 15, 2016	By:	/s/ Andrew Wilder
Andrew Wilder
Chief Financial Officer (Principal financial and accounting officer)

