Form 10-Q
period 2016-09-30
Western Uranium Corp
filed 2016-11-18
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 17, 2016, 17,875,547 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM CORPORATION

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in $USD)

	As of
	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash	$474,681	$214,482
Prepaid expenses	156,879	119,656
Marketable securities	3,039	2,880
Restricted cash, current portion	215,976	-
Other current assets	21,638	15,774
Total current assets	872,213	352,792

Land, buildings and improvements	-	1,050,810
Restricted cash, net of current portion	820,357	1,036,286
Mineral properties	11,645,218	11,645,218
Ablation intellectual property	9,488,051	9,488,051

Total assets	$22,825,839	$23,573,157

Liabilities and Shareholders' Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$793,115	$825,101
Mortgage payable	-	1,051,000
Deferred contingent consideration	372,000	500,000
Subscription payable	-	198,298
Current portion of reclamation liability	215,976	-
Current portion of notes payable	295,513	490,193
Total current liabilities	1,676,604	3,064,592

Reclamation liability, net of current portion	187,663	220,129
Deferred tax liability	4,063,330	4,063,330
Notes payable, net of discount and current portion	463,677	449,984

Total liabilities	6,391,274	7,798,035

Shareholders' Equity
Common stock, no par value, unlimited authorized shares, 17,875,547 and 16,230,733 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	19,904,591	17,658,042
Accumulated deficit	(3,474,151)	(1,951,564)
Accumulated other comprehensive income	4,125	68,644
Total shareholders' equity	16,434,565	15,775,122
Total liabilities and shareholders' equity	$22,825,839	$23,573,157

The accompanying notes are in integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Stated in $USD)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Expenses
Mining expenditures	$119,711	$210,688	$331,798	$301,388
Professional fees	200,734	123,763	526,826	324,529
General and administrative	103,412	51,591	277,515	169,812
Consulting fees	95,179	49,420	252,048	125,158
Unrealized foreign exchange gain	-	-	(128,000)	-
Loss from operations	(519,036)	(435,462)	(1,260,187)	(920,887)

Accretion and interest expense	25,135	23,512	262,400	68,588

Net loss	(544,171)	(458,974)	(1,522,587)	(989,475)

Other comprehensive loss
Foreign exchange (loss) gain	(10,735)	18,447	(64,519)	16,450

Comprehensive Loss	$(554,906)	$(440,527)	$(1,587,106)	$(973,025)

Loss per share - basic and diluted	$(0.03)	$(0.04)	$(0.09)	$(0.08)

Weighted average shares outstanding, basic and diluted	17,301,151	12,720,697	16,752,130	12,187,646

The accompanying notes are in integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Stated in $USD)
(unaudited)

	Common Shares		Accumulated	Accumulated Comprehensive Other
	Shares	Amount	Deficit	Income	Total

Balance at January 1, 2016	16,230,733	$17,658,042	$(1,951,564)	$68,644	$15,775,122
Issuance of 101,009 shares of common stock	101,009	216,534	-	-	216,534
Issuance of 465,347 shares of common stock	465,347	622,174	-	-	622,174
Issuance of 1,078,458 shares of common stock, net of costs	1,078,458	1,407,841	-	-	1,407,841
Foreign exchange loss	-	-	-	(64,519)	(64,519)
Net loss	-	-	(1,522,587)	-	(1,522,587)

Balance at September 30, 2016	17,875,547	$19,904,591	$(3,474,151)	$4,125	$16,434,565

The accompanying notes are in integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in $USD)
(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(1,522,587)	$(989,475)
Reconciliation of net loss to cash used in operating activities:
Accretion of reclamation liability	183,510	27,700
Amortization of debt discount on notes payable	59,013	27,320
Change in foreign exchange on marketable securities	(159)	-
Change in operating assets and liabilities:
Accounts receivable	-	13,866
Prepaid expenses and other current assets	(43,134)	(31,957)
Restricted cash	-	(190)
Deferred contingent consideration	(128,000)	-
Accounts payable and accrued liabilities	(32,176)	81,700
Net cash used in operating activities	(1,483,533)	(871,036)
Cash Flows From Investing Activities:
Purchase of property and equipment	-	(21,810)
Acquisition of Black Range - cash acquired	-	4,190
Advance on Credit Facility to Black Range	-	(363,074)
Net cash used in investing activities	-	(380,694)
Cash Flows From Financing Activities:
Payment of Nueco Note	(90,000)	(253,346)
Payment of Siebels Note	(250,000)	-
Proceeds from the sale of common stock in private placements, net of offering costs	2,048,251	1,353,793
Proceeds from Siebels Note	100,000	-
Net cash provided by financing activities	1,808,251	1,100,447
Effect of foreign exchange rate on cash	(64,519)	16,450
Net increase (decrease) in cash	260,199	(134,833)
Cash - beginning	214,482	172,909

Cash - ending	$474,681	$38,076
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$31,477	$15,000

Non-cash financing activities:
Shares issued from subscription payable	$198,298	$-

Exchange of mortgage payable for land & buildings	$1,051,000	$-

The accompanying notes are in integral part of these condensed consolidated financial statements.

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

The Company has registered offices at 10 King Street East, Suite 700, Toronto, Ontario, Canada, M5C 1C3 and its common shares are listed on the CSE under the symbol "WUC." On April 22, 2016, the Company’s shares of common stock began trading on the OTC Pink, and on May 23, 2016, the Company’s common stock was approved for the commencement of trading on the OTCQX Best Market. Its principal business activity is the acquisition and development of uranium resource properties in the states of Utah and Colorado in the United States of America.

On June 28, 2016, the Company’s registration statement became effective and Western became a U.S. reporting issuer. Thereafter, the Company was approved for Depository Trust Company eligibility through the Depository Trust and Clearing Corporation, which facilitates electronic book-entry delivery, settlement and depository services for shares in the United States.

Note 2 - Liquidity and going concern

The Company has incurred continuing losses from its operations and as of September 30, 2016 the Company has an accumulated deficit of $3,474,151 and a working capital deficit of $804,391.

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

There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned product development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Pursuant to the Company’s capital raising objectives, during April and May 2016 the Company raised CAD $791,090 (USD $622,174) in a private placement (see Note 10).

On September 2, 2016 the Company completed a private placement and issued 1,078,458 units at CAD $1.70 (USD $1.32) per unit for total gross proceeds of USD $1,423,618. Each unit consists of one common share of the Company and one warrant at an exercise price of CAD $2.80 which expires five years after the date of issuance. The Company intends to use the net proceeds from this capital raise to pay the costs of the acquisition of Black Range, to fund the development of the Company’s ablation technology, to fund mine production preparation, to pay down certain of the Company’s notes payable, and for working capital purposes (see Note 10).

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

Note 3 - SUMMARY OF Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2015 and related notes thereto which were included in the Company’s form 10-12G filed with the Securities and Exchange Commission on July 22, 2016.

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

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Values of Financial Instruments

The fair value of financial instruments in the Company’s consolidated financial statements at September 30, 2016 and December 31, 2015 are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at September 30, 2016	$3,039	$-	$-

Marketable securities at December 31, 2015	$2,880	$-	$-

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic loss per share for the three and nine month periods ended September 30, 2016 and 2015 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three and Nine Months Ended September 30,
	2016	2015
Warrants to purchase shares of common stock	1,644,814	-
Options to purchase shares of common stock	271,996	271,996
Total potentially dilutive securities	1,916,810	271,996

Note 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

Note 4 - RECENT ACCOUNTING PRONOUNCEMENTS, continued

In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606)”, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606)”, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In June 2016 the FASB issued ASU No.2016-13 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments”. ASU No. 2016-13 changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim period beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In August 2016 the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments”. ASU No. 2016-15 clarifies diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash. The update to the standard is effective for the Company beginning January 1, 2018, with early application permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

In October 2016 the FASB issued ASU No, 2016-16 “Income Taxes (Topic 740) – Intra-Entity Transfers of Assets other than Inventory”. ASU No. 2016-16 modifies the current exception to income tax accounting that required companies to defer the income tax effect of certain intercompany transactions. ASU No. 2016-16 only allows companies to defer the income tax effect of intercompany inventory transactions under an exception to the guidance on income taxes that currently applies to intercompany sales and transfers of all assets. The update to the standard is effective for the Company beginning January 1, 2018, with early application permitted as of the beginning of an annual period. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

In October 2016 the FASB issued ASU No. 2016-17 “Consolidation (Topic 810) – Interests Held through Related Parties that are under Common Control”. ASU No. 2016-17 changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity (“VIE”) and how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The update to the standard is effective for the Company beginning January 1, 2017, with early application permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

Note 5 - Mineral Assets, Ablation Intellectual Property and Other Property

On August 18, 2014, the Company purchased mining assets in an arm's length transaction. The mining assets include both owned and leased land in the states of Utah and Colorado. All of the mining assets represent properties which have previously been mined to different degrees for uranium. As the Company has not formally established proven or probable reserves on any of its properties, there is greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

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

During the third quarter of 2016, the Company began to reduce the number of mines it owns that do not meet the Company’s economic requirements for its mining assets. In September 2016, the Company elected not to renew the leases of two mines that were obtained through the acquisition of Black Range. The decision to not renew these two leases was based upon a number of factors, the most significant of which were the location of the mines and the amounts of Vanadium and Uranium within these mines. The forfeiture of these leases has no material adverse impact on the fair value of the Company’s mining assets.

The Company’s mining and mining related assets consist of the following:

	As of:
	September 30, 2016	December 31, 2015
Land, building and improvements	$-	$1,050,810
Mineral properties	$11,645,218	$11,645,218
Ablation intellectual property	$9,488,051	$9,488,051

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

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 6 - Accounts Payable and Accrued Liabilities

	As of September 30,	As of December 31,
	2016	2015
Trade accounts payable	$574,844	$520,530
Accrued liabilities	218,271	304,571
Total accounts payable and accrued liabilities	$793,115	$825,101

NOTE 7 - Notes Payable

EFHC Note

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

Nueco Note

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

On August 8, 2016, accrued interest was paid in the amount of $13,477. On August 16, 2016, the Company further extended the maturity of the Nueco Note to November 16, 2016. In consideration for the extension, the Company paid a fee of $10,000 which did not reduce the interest or principal on the Nueco Note. Further, a principal payment of $90,000 was made on August 23, 2016, which reduced the outstanding principal amount to $189,220. The August 16, 2016 extension was accounted for as a modification, and as such, the extension fees were accounted for as additional debt discount and were amortized over the remaining extended term of the note. The maturity payment was not made on November 16, 2016, and thus, as of November 17, 2016, the Nueco Note was, and remains, in default.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 7 - Notes Payable, CONTINUED

Siebels Note

On September 30, 2015 the Company entered into a note payable (“Siebels Note”) with The Siebels Hard Asset Fund, Ltd. (“Siebels”) for $250,000, which was fully funded on October 14, 2015. The Siebels Note bears interest at a rate of 16.0% per annum and was to mature on December 15, 2015. On December 16, 2015 the Company and the lender agreed to extend the maturity of the Siebels Note until June 16, 2016. In consideration for the extension of the repayment, the accrued interest at the time of extension of $8,333 was reclassified to principal, bringing the principal of the Siebels Note to $258,423. Also in consideration for such extension the interest rate was increased to 18% per annum. The Company did not repay the note upon its maturity on June 16, 2016. On July 29, 2016, a partial principal payment in the amount of $100,000 was made and on September 9, 2016, a partial principal payment in the amount of $50,000 was made. After the remittance of the aforementioned principal payments, the balance remaining outstanding as of November 11, 2016 was $108,423. As such, the Siebels Note was in default as of June 2016 and remains in default. Siebels has not made a formal demand for repayment and has verbally agreed to work with the Company to arrange for alternative repayment terms acceptable to both parties.

On February 22, 2016, the Company entered into a second note payable with Siebels for $100,000. The note bore interest at a rate of 18.0% per annum and matured on April 22, 2016. On April 28, 2016, the Company repaid this note in full.

Notes payable consisted of:

	As of September 30, 2016
	Principal	Discount	Balance, Net of Discount	Current	Non-Current
EFHC	$500,000	$36,323	$463,677	$-	$463,677
Nueco	189,220	5,099	184,121	184,121	-
Siebels	111,392	-	111,392	111,392	-
Total	$800,612	$41,422	$759,190	$295,513	$463,677

During the three months ended September 30, 2016 and 2015, the Company’s interest expense on notes payable was $29,666, and $23,512, respectively, including the amortization of debt discounts. Interest expense on notes payable for the nine months ended September 30, 2016 and 2015 was $112,046 and $68,588, respectively.

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

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

Note 9 - reclamation liability

The reclamation liabilities of the US mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities at September 30, 2016 and December 31, 2015 of the mineral properties to be approximately $1,036,286 and $1,036,286, respectively. During the three months ended September 30, 2016 and 2015, the accretion of the reclamation liabilities was $3,096 and $2,066, respectively. During the nine months ended September 30, 2016 and 2015, the accretion of the reclamation liabilities was $183,510 and $27,700, respectively. Except in regard to its Alaska coal mine property (as discussed below), The Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over a thirty year life using a discount rate of 5.4% to a net discounted value as of September 30, 2016 and December 31, 2015 of $403,639 and $220,129, respectively. The gross reclamation liabilities as of September 30, 2016 are secured by certificates of deposit in the amount of $1,036,333. During the second quarter of 2016, the Company initiated actions to cancel its coal mining leases in Alaska. In connection therewith, the Company notified the state of Alaska of its intent to forfeit the posted bond in satisfaction of the reclamation liabilities at the site. In response to the Company’s notification, the Company received notification that the state of Alaska was initiating forfeiture of the Company’s performance bond for reclamation. However, the notice indicated an additional surety bond of $150,000 in excess of the $210,500 cash bond which had been posted by the Company upon purchase of the property. The Company and its advisors do not believe that it is obligated for this additional amount of claimed reclamation obligation.  The Company is working with its legal counsel and the State of Alaska to resolve this matter.   The Company has not recorded an additional $150,000 obligation as the Company does not expect, based on the advice of legal counsel, to be obligated to an amount greater than that presently reflected in the reclamation liability. During the nine months ended September 30, 2016, the Company adjusted the fair value of its reclamation obligation and for the Alaska mine, accreted $174,412 to bring its reclamation liability to face value. The portion of the reclamation liability related to the Alaska mine, and its related restricted cash are included in current liabilities, and current assets, respectively, at a value of $215,976.

Note 10 - share capital and other equity instruments

Private Placements

On January 4, 2016, the Company completed a private placement raising gross proceeds of CAD $300,000 through the subscription for 101,009 common shares at a price of CAD $2.97 (USD $2.14) per common share, and warrants to purchase aggregate of 101,009 common shares at an exercise price of CAD $3.50. This offering closed on December 31, 2015. Of the total amount received, CAD $275,000 (USD $198,298) was received in December of 2015 while the remainder CAD $25,000 (USD $18,236) was received in the three months ended March 31, 2016. The warrants are exercisable immediately upon issuance and expire five years from the date of issuance. As of December 31, 2015, the Company accounted for the proceeds of $198,298 as subscriptions payable.

During April 2016, the Company initiated a private placement offering for the sale of units of its securities for a price per unit of CAD $1.70 (USD $1.34). Each unit consists of one share of the Company’s common stock and one warrant to purchase a share of common stock at CAD $2.60 per share, with a term of five years. During April and May 2016 the Company raised gross proceeds of CAD $791,090 (USD $622,174) through the issuance of 465,347 units.

On September 2, 2016 the Company completed a private placement issuing 1,078,458 units at CAD $1.70 (USD $1.32) per unit for total gross proceeds of USD $1,423,618 and net proceeds of USD $1,407,841. Each unit consists of one common share of the Company and one warrant at an exercise price of CAD $2.80 which expire five years after the date of issuance. The Company used this capital raise to pay the costs of the acquisition of Black Range, to fund the development of the Company’s ablation technology, to fund mine production preparation and for working capital purposes.

During the nine months ended September 30, 2016, the Company issued 1,644,814 shares of common stock in connection with these private placements.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

Note 10 - share capital and other equity instruments, continued

Incentive Stock Option Plan

The Company maintains an Incentive Stock Option Plan (the “Plan”) that permits the granting of stock options as incentive compensation. Shareholders of the Company approved the Plan on June 30, 2008 and amendments to the Plan on June 20, 2013, and the Board of Directors approved additional changes to the Plan on September 12, 2015.

The purpose of the Plan is to attract, retain and motivate directors, management, staff and consultants by providing them with the opportunity, through stock options, to acquire a proprietary interest in the Company and benefit from its growth.

At both September 30, 2016 and December 31, 2015, a total of 271,996 stock options issued under the Plan were outstanding. All of those options were issued in connection with the Company’s acquisition of Black Range Minerals Limited (“Black Range”) to replace options previously issued by Black Range to its former offers and directors.

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. At December 31, 2015, a total of 16,230,733 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 1,623,073 (10% of the issued and outstanding common shares). At September 30, 2016, a total of 16,797,089 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 1,679,708.

Stock Options Granted

In connection with the acquisition of Black Range, the Board of Directors granted options for the purchase of 271,996 shares of the Company’s common stock to certain of the former directors, employees and consultants of Black Range. On the date of grant, these options were fully vested, had a weighted average exercise price of CAD $6.39 (USD $4.91) and a weighted average remaining contractual life of 3.52 years and had a grant date fair value of $1.59 per share. As of September 30, 2016, these stock options had a remaining contractual life of 2.77 years and had no intrinsic value. These stock options became exercisable on January 17, 2016. Subsequent to the period end the Company issued additional options under the Company’s Incentive Stock Option Plan (See Note 13 – Subsequent Events).

Warrants

As of September 30, 2016, there were warrants outstanding to purchase an aggregate of 1,644,814 shares of the Company’s common stock at an exercise price of CAD $2.79 (USD $2.12) per share. These warrants have a weighted average remaining life of 4.78 years and were fully exercisable on date of grant.

Note 11 - Mining Expenditures

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Permits	$72,362	$36,061	$188,736	$102,396
Maintenance and Contract Labor	38,299	174,627	126,512	198,992
Royalties	9,050	-	16,550	-
Total mining expenditures	$119,711	$210,688	$331,798	$301,388

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 12 - Related Party Transactions (Including Key Management Compensation)

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

An entity controlled by a member of the Board of Directors earned consulting fees totaling $9,117 and $22,680 for the three months ended September 30, 2016 and 2015, respectively and $27,350 and $50,037 for the nine months ended September 30, 2016 and 2015, respectively. The same director earned director fees totaling $1,519 and $1,489 during the three months ended September 30, 2016 and 2015, respectively, and $3,093 and $7,747 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, the Company has $1,519 and $0, respectively, in accounts payable and accrued liabilities owing to this director.

Pursuant to a consulting agreement, a US limited liability company owned by a person who is a director and until October 19, 2016, was the Company’s CFO, entered into a contract with the Company effective January 1, 2015 (“January 2015 Agreement”) to provide financial and consulting services at an annual consultant fee of $100,000. The contract had a term of one year. On October 21, 2015, the Company entered into an additional agreement with this same company to provide additional services to the Company, for the term of October through December 2015 for a monthly fee of $6,500. On January 1, 2016, the Company entered into an agreement with a different US limited liability company owned by the same director (“January 2016 Agreement”) to provide financial and other consulting services at $8,333 per month. During the three months ended September 30, 2016 and 2015, the Company incurred fees of $25,000 and $25,000, respectively, to these companies. During the nine months ended September 30, 2016 and 2015, the Company incurred fees of $75,000 and $75,000, respectively, to these companies. At September 30, 2016 and December 31, 2015, the Company had $8,333 and $6,500, respectively, included in accounts payable and accrued liabilities payable to these companies. (See Note 13 – Subsequent Events).

In connection with the acquisition of Black Range on September 16, 2015, Western assumed an obligation in the amount of AUS $500,000 payable to Western’s CEO and director contingent upon the commercialization of the ablation technology. As at September 30, 2016, the obligation of $372,000 is included in the condensed consolidated balance sheet. During the three and nine months ended September 30, 2016, the Company recorded a gain of $0 and $128,000 respectively, on the translation of the obligation and such gain, was reflected within the “unrealized foreign exchange gain” in the statement of operations and comprehensive loss.

Pursuant to a consulting agreement, a US limited liability company owned by a person who is a director entered into a consulting contract with the Company effective April 1, 2016 to provide financial, advisory, and consulting services, including representing the Company to a variety of stakeholders for a six month term ending on September 30, 2016. Professional fees for the three and nine months ended September 30, 2016 were $45,000 and $75,000, respectively, related to this agreement.

As of September 30, 2016 and December 31, 2015, the Company had $0 and $0, respectively, included in accounts payable and accrued expenses payable to this entity.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 13 - SUBSEQUENT EVENTS

Stock Option Grants

On October 4, 2016, the Company granted an aggregate of 1,075,000 options for the purchase of common shares to ten officers, consultants, directors and employees of the Company under the Company's Incentive Stock Option Plan. The options shall have an exercise price of CAD $2.50 vesting equally commencing initially on the effective date of grant of October 4, 2016 and thereafter on October 31, 2016, and March 31, 2017 with a five-year term from the date of vesting.

Consulting Agreement

Pursuant to a consulting agreement, the January 2016 Agreement was cancelled and a new agreement was entered into between the Company, a US limited liability company owned by the same director as the January 2016 Agreement and Robert Klein (“October 2016 Agreement”) to provide financial operating services and to have Mr. Klein serve as the Chief Financial Officer. The term of the October 2016 Agreement runs through July 31, 2017 and has an annual fee of $162,000 payable monthly, starting on October 1, 2016.

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

The forward-looking statements contained or incorporated by reference in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of each such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Item 2 of Part I of this quarterly report and in Item 1A of Part II of this quarterly report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Western has registered offices at 700-10 King Street East, Toronto, Ontario, Canada M5C 1C3 and its common shares are listed on the Canadian Securities Exchange (“CSE”) under the symbol "WUC" and trade on the United States OTCQX Best Market under the ticker symbol “WSTRF.” Its principal business activity is the acquisition and development of uranium resource properties principally in the states of Utah and Colorado, in the United States of America.

Recent Developments

December 2015 Private Placement

On January 4, 2016, the Company completed a private placement raising gross proceeds of CAD $300,000 through the subscription for 101,009 common shares at a price of CAD $2.97 (USD $2.14) per common share, and warrants to purchase an aggregate of 101,009 common shares at an exercise price of CAD $3.50. This offering closed on December 31, 2015. Of the total amount received, CAD $275,000 (USD $198,298) was received in December of 2015 while the remainder CAD $25,000 (USD $18,236) was received in the three months ended March 31, 2016. The warrants are exercisable immediately upon issuance and expire five years from the date of issuance. As of December 31, 2015, the Company accounted for the proceeds of $198,298 as subscriptions payable. During the nine months ended September 30, 2016, the Company issued an aggregate of 101,009 shares of common stock in connection with this private placement.

April 2016 Private Placement

During April 2016, the Company initiated a private placement offering for the sale of units of its securities for a price per unit of CAD $1.70 (USD $1.32). Each unit consists of one share of the Company’s common stock and one warrant to purchase a share of common stock at CAD $2.60. The warrants are exercisable immediately upon issuance and expire five years from the date of closing. As of the closing date at May 5, 2016, the Company raised gross proceeds of CAD $791,090 (USD $ 622,174) through the issuance of 465,347 units.

June 2016 Private Placement

During June 2016, the Company commenced a private placement offering. On September 2, 2016 the Company completed the private placement issuing 1,078,458 units at CAD $1.70 (USD $1.32) per unit for total gross proceeds of USD $1,423,618. Each unit consists of one common share of the Company and one warrant at an exercise price of CAD $2.80 which expires five years after the date of issuance. The Company intends to use this capital raise to pay the costs of the acquisition of Black Range, to fund the development of the Company’s ablation technology, to fund mine production preparation and for working capital purposes.

Extension of Short Term Loans

On February 8, 2016, the Company and the lender agreed to further extend the maturity of the Nueco Note to June 2016. In consideration for the extension the Company increased the principal amount by 10% (or $25,384), increased the interest rate to 6% per annum and paid a $5,000 fee that did not reduce the interest or principal. On June 20, 2016, the Company further extended the maturity of the Nueco Note to July 31, 2016. In consideration for the extension, the Company paid a $5,000 fee that did not reduce the interest or principal on the Nueco Note. On August 8, 2016, accrued interest was paid in the amount of $13,477. On August 16, 2016, the Company further extended the maturity of the Nueco Note to November 16, 2016 and in connection therewith paid a $10,000 fee that did not reduce the principal or interest on the note. The August 16, 2016 extension was accounted for as a modification, and as such, the extension fees were accounted for as additional debt discount and were amortized over the remaining extended term of the note. Further, a principal payment of $90,000 was made on August 23, 2016, which reduces the outstanding principal amount due under the Nueco Note to $189,220. The maturity payment was not made on November 16, 2016, and thus, as of November 17, 2016, the Nueco Note was, and remains, in default.

On December 16, 2015 the Company and the lender agreed to extend the maturity of the Siebels Note until June 16, 2016. In consideration for the extension of the repayment, the accrued interest at the time of extension of $8,333 was reclassified to principal, bringing the principal of the Siebels Note to $258,423. Also in consideration for such extension the interest rate was increased to 18% per annum. The Company did not repay the note upon its maturity on June 16, 2016.   On July 29, 2016, a partial principal payment in the amount of $100,000 was made and on September 9, 2016, a partial principal payment in the amount of $50,000 was made. After the remittance of the aforementioned principal payments, the balance remaining outstanding as of November 11, 2016 was $108,423. As such, the Siebels Note was in default as of June 2016 and remains in default. Siebels has not made a formal demand for repayment and has verbally agreed to work with the Company to arrange for alternative repayment terms acceptable to both parties.

Dual Market for Shares in the United States

On May 23, 2016, Western Uranium shares began trading on the OTCQX Best Market under the symbol “WSTRF”.

On June 28, 2016, the Company’s Form 10 registration statement became effective and Western became a U.S. reporting issuer. Thereafter, the Company was approved for DTC eligibility through the Depository Trust and Clearing Corporation (DTCC), which facilitates electronic book-entry delivery, settlement and depository services for shares in the United States. By having established dual trading markets for the Company’s shares in both Canada and the United States, Western now has comprehensive access to the large and sophisticated North American natural resource investor markets.

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

Ablation Licensing

Over the months of June and July 2016, Western submitted documentation to the Colorado Department of Public Health and Environment (“CDPHE”) for a determination ruling regarding the type of license which may be required for the application of ablation mining technology within the state of Colorado, if any. During May and June, CDPHE held four public meetings in several cities in Colorado as part of the process. On July 22, 2016 CDPHE closed the comment period. In connection with this matter, the CDPHE consulted with the United States Nuclear Regulatory Commission (“NRC”).  In response, the CDPHE received an unsupported advisory opinion (the “Advisory Opinion”) dated October 16, 2016 with which Western’s regulatory counsel does not agree. NRC’s Advisory Opinion recommends that ablation technology should be regulated as a milling operation. The Advisory Opinion did not address the potential application of ablation technology for the primary purpose of cleanup of abandoned ore stockpiles or mine waste containing uranium. Nevertheless, the Advisory Opinion recognizes that there may be exemptions to certain milling regulatory requirements due to the benign nature of the non-uranium bearing sands produced after ablation is completed on uranium-bearing ores. A final determination will be made by the CDPHE considering the NRC Advisory Opinion, the Colorado public meeting process, and the CDPHE regulatory and evaluation framework. As of November 14, 2016, no determination has been made by the CPDHE.

Letter Of Intent with Pinon Ridge Mill

The Company has entered into a letter of intent with Pinon Ridge Corporation for use of its ablation mining technology at the permitted uranium recovery facilities at the Pinon Ridge Mill site. The letter of intent provides for the processing of all of Western’s ore produced by its mines in the region at the mill site to produce U308 and vanadium utilizing both the application of ablation mining technology and traditional milling techniques, at a cost to be determined in a definitive agreement. The Pinon Ridge Mill license is held by Pinon Ridge Resources Corporation, a wholly owned subsidiary of Pinon Ridge Corporation. The letter of intent is subject to the signing of a definitive agreement between the parties, which is contemplated to be completed on or before March 1, 2017. The Pinon Ridge Mill is permitted, but at the pre-development stage.

Production Timing Factors

The following represents forward-looking information with respect to the commencement of production of uranium and/or vanadium and serves as an update to previously disclosed expectations. Production may commence at a different time than anticipated herein by management. As conditions and expectations change, Western will continue to provide updates on at least a quarterly basis. The timing for commencement of production is uncertain and is dependent upon multiple factors. Among the likely preconditions to Western commencing production are sustained increases in the market price of uranium and/or vanadium. Management believes that the Company is unlikely to commence production until the term price of uranium is approximately $45 per pound (assuming vanadium prices do not independently make production feasible). Currently, Western’s ability to process ore in the short-term is dependent upon the White Mesa Mill, which is located in Blanding, Utah and is not owned by Western. The commencement of production is also dependent upon Western receiving modified mining permits, and the receipt of any necessary governmental approvals, licenses or permits for the application of Western’s existing ablation production unit and ablation technology. Further the raising of sufficient capital is necessary to cover the pre-production and initial production costs.

Western continues to position itself for flexibility with the goal of beginning production as expeditiously as possible once market conditions for production of U308 and/or vanadium are favorable. Even if all such market conditions are favorable, including a term price of uranium of not less than approximately $45 per pound, management anticipates that a minimum lead time of approximately six months would be required to commence production at the Sunday Mine Complex. Production is subject to a permit modification process being initiated, (meaning, for example, that if conditions were favorable and/or the permitting process was initiated by year-end 2016, Western would likely move into production in the third or the fourth quarter of 2017). To commence production, management is currently budgeting for start-up costs of at least $2,000,000, consisting of equipment upgrades of $650,000, overhead costs of $720,000, permitting costs of $100,000, mine preparation costs of $100,000, $200,000 in personnel costs, $100,000 for securing contract mining equipment, $100,000 for exploration drilling, and miscellaneous costs of $30,000. This budget is based on management’s analysis and projections, which have not been verified or confirmed by an independent third-party.

Disposal of Mining Properties

During the third quarter of 2016, the Company began to reduce the number of mines it owns that do not meet the Company’s economic requirements for its mining assets. In September 2016, the Company elected not to renew the leases of two mines that were obtained through the acquisition of Black Range. The decision to not renew these two leases was based upon a number of factors, the most significant of which were the location of the mines and the amounts of Vanadium and Uranium within these mines. The forfeiture of these leases has no material adverse impact on the fair value of the Company’s mining assets.

Canceling Alaska Coal Mine Leases

During the second quarter of 2016, the Company initiated actions to cancel its coal mining leases in Alaska. In connection therewith, the Company notified the state of Alaska of its intent to forfeit the posted bond in satisfaction of the reclamation liabilities at the site. In response to the Company’s notification, the Company received notification that the state of Alaska was initiating forfeiture of the Company’s performance bond for reclamation. However, the notice indicated an additional surety bond of $150,000 in excess of the $210,500 cash bond which had been posted by the Company upon purchase of the property. The Company and its advisors do not believe that it is obligated for this additional amount of claimed reclamation obligation.  The Company is working with its legal counsel and the State of Alaska to resolve this matter.  The Company has not recorded an additional $150,000 obligation as the Company does not expect, based on the advice of legal counsel, to be obligated to an amount greater than that presently reflect in the reclamation liability. During the nine months ended September 30, 2016, the Company adjusted the fair value of its reclamation obligation and for the Alaska mine, accreted $174,412 to bring its reclamation liability to face value. The portion of the reclamation liability related to the Alaska mine, and its related restricted cash are included in current liabilities, and current assets, respectively, at a value of $215,976.

African Ore Update

During the first quarter of 2016, the Company received a shipment of African ore for testing to determine how the ablation process can improve the recovery economics of a large fully developed deposit in Africa. In the second quarter of 2016, the African ore was characterized, logged, ablated and relogged. Subsequently, testing was completed and the results provided on a confidential basis to the owner of the African deposit. The Company has not received any comments back from the owner of the African deposit.

Incentive Stock Option Plan

The Company maintains an Incentive Stock Option Plan (the “Plan”) that permits the granting of stock options as incentive compensation. Shareholders of the Company approved the Plan on June 30, 2008 and amendments to the Plan on June 20, 2013, and the Board of Directors approved additional changes to the Plan on September 12, 2015.

The purpose of the Plan is to attract, retain and motivate directors, management, staff and consultants by providing them with the opportunity, through stock options, to acquire a proprietary interest in the Company and benefit from its growth.

At both September 30, 2016 and December 31, 2015, a total of 271,996 stock options issued under the Plan were outstanding. All of those options were issued in connection with the Company’s acquisition of Black Range Minerals Limited (“Black Range”) to replace options previously issued by Black Range to its former offers and directors.

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. At December 31, 2015, a total of 16,230,733 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 1,623,073 (10% of the issued and outstanding common shares). At September 30, 2016, a total of 16,797,089 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 1,679,708.

In connection with the acquisition of Black Range, the Board of Directors granted options for the purchase of 271,996 shares of the Company’s common stock to certain of the former directors, employees and consultants of Black Range. On the date of grant, these options were fully vested, had a weighted average exercise price of CAD $6.39 (USD $4.91) and a weighted average remaining contractual life of 3.52 years and had a grant date fair value of $1.59 per share. As of September 30, 2016, these stock options had a remaining contractual life of 2.77 years and had no intrinsic value. These stock options became exercisable on January 17, 2016.

Grant of Stock Options

On October 4, 2016, the Company granted an aggregate of 1,075,000 options for the purchase of common shares to ten officers, consultants, directors and employees of the Company under the Company's Incentive Stock Option Plan. The options shall have an exercise price of CAD $2.50 vesting equally commencing initially on the effective date of grant of October 4, 2016 and thereafter on October 31, 2016 and March 31, 2017 with a five-year term from the date of vesting.

Appointment of Chief Financial Officer

On October 19, 2016, Robert Klein was appointed to serve as Chief Financial Officer of the Company, replacing Andrew Wilder. Mr. Wilder will continue to serve as a director of the Company.

Appointment of Vice President – Operations

On October 24, 2016, Western appointed Michael Rutter as Vice President Operations for the Company. Mr. Rutter has specific experience in the oversight of the construction, mechanics, electrical and operation of the Ablation production units. Previously, Mr. Rutter was superintendent for Energy Fuels’ Utah, Colorado and Arizona uranium production locations.

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Expenses
Mining expenditures	$119,711	$210,688	$331,798	$301,388
Professional fees	200,734	123,763	526,826	324,529
General and administrative	103,412	51,591	277,515	169,812
Consulting fees	95,179	49,420	252,048	125,158
Unrealized foreign exchange gain	-	-	(128,000)	-
Loss from operations	(519,036)	(435,462)	(1,260,187)	(920,887)

Accretion and interest expense	25,135	23,512	262,400	68,588

Net loss	(544,171)	(458,974)	(1,522,587)	(989,475)

Other Comprehensive loss
Foreign exchange gain (loss)	(10,735)	18,447	(64,519)	16,450

Comprehensive Loss	$(554,906)	$(440,527)	$(1,587,106)	$(973,025)

Net loss per share - basic and diluted	$(0.03)	$(0.04)	$(0.09)	$(0.08)

Three Months Ended September 30, 2016 as Compared to the Three Months Ended September 30, 2015

Summary

Our consolidated net loss for the three months ended September 30, 2016 and 2015 was $544,171 and $458,974 or $0.03 and $0.04 per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the three months ended September 30, 2016 and 2015 was $554,906 and $440,527, respectively.

Mining Expenditures

Mining expenditures for the three months ended September 30, 2016 were $119,711 as compared to $210,688 for the three months ended September 30, 2015. The decrease in mining expenditures of $90,977, or 43% was principally attributable to the costs of moving the ablation equipment leading up to the acquisition of Black Range in September of 2015. In 2016, the costs were mainly attributable to the amortization of yearly lease fees and royalty expense for the Boyer and Taylor properties.

Professional Fees

Professional fees for the three months ended September 30, 2016 were $200,734 as compared to $123,763 for the three months ended September 30, 2015. The increase in professional fees of $76,971, or 62% was principally due to $50,000 incurred in advisory board services from our newly appointed advisory board member and an increase of $18,000 in audit and accounting fees due to having to file in the US and Canada.

General and Administrative

General and administrative expenses for the three months ended September 30, 2016 were $103,412 as compared to $51,591 for the three months ended September 30, 2015. The increase in general and administrative expense of $51,821, or 100%, was principally due to an increase in payroll expense of $18,000 upon the hiring of Mr. Siglin as the Company’s VP of Development and an increase in lease expenses of $15,000 due to properties acquired upon the acquisition of Black Range and an increase in expenses of $18,000 due to the travel and other expenses incurred for our annual shareholder meeting.

Consulting Fees

Consulting fees for the three months ended September 30, 2016 were $95,179 as compared to $49,420 for the three months ended September 30, 2015. The increase in consulting fees of $45,759, or 93% was principally related to costs of $45,000 incurred under a consulting agreement with a director to provide financial advisory services.

Accretion and Interest

Accretion and interest expense for the three months ended September 30, 2016 was $25,135 as compared to $23,512 for the three months ended September 30, 2015. The increase of accretion and interest expense of $1,623, or 7% was mainly attributable to the accretion and interest on the note payable to Siebels.

Foreign Exchange

Foreign exchange (loss) gain for the three months ended September 30, 2016 was $(10,735) as compared to $18,447 for the three months ended September 30, 2015. The decrease of the foreign exchange gain of $29,182, or 158% is primarily due to the U.S. Dollar strengthening against the Canadian Dollar.

Nine Months Ended September 30, 2016 as Compared to the Nine Months Ended September 30, 2015

Summary

Our consolidated net loss for the nine months ended September 30, 2016 and 2015 was $1,522,587 and $989,475 or $0.09 and $0.08 per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the nine months ended September 30, 2016 and 2015 was $1,587,106 and $973,025, respectively.

Mining Expenditures

Mining expenditures for the nine months ended September 30, 2016 were $331,798 as compared to $301,388 for the nine months ended September 30, 2015. The increase in mining expenditures of $30,410, or 10% was principally attributable to an increase of $80,000 related to expense on Black Range properties offset by a decrease in ablation expense of $107,008 as these costs were primarily related to the costs of transporting the ablation equipment in preparation for the acquisition of Black Range.

Professional Fees

Professional fees for the nine months ended September 30, 2016 were $526,826 as compared to $324,529 for the nine months ended September 30, 2015. The increase in professional fees of $202,297, or 62% was principally due to the cost associated with the Company becoming publicly traded in the United States and establishing its DTC eligibility along with $50,000 related to advisory services that did not begin until the third quarter of 2016 when the advisory board was established.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2016 were $277,515 as compared to $169,812 for the nine months ended September 30, 2015. The increase in general and administrative expense of $107,703, or 63% was principally due to an increase in payroll expense of $54,209 upon the hiring of Mr. Siglin as the Company’s VP of Development, an increase of $29,516 in lease expense related to and office and storage property acquired in the acquisition of Black Range in the third quarter of 2015 and an increase of $23,387 in travel expense related to higher activity since the acquisition of Black Range.

Consulting Fees

Consulting fees for the nine months ended September 30, 2016 were $252,048 as compared to $125,158 for the nine months ended September 30, 2015. The increase in consulting fees is $126,890, or 101% was principally related to costs of $120,000 incurred under a consulting agreement with a director for financial consulting services.

Unrealized foreign exchange gain

Unrealized foreign exchange gain for the nine months ended September 30, 2016 was $128,000, which represented a change in the value of the deferred contingent consideration obligation.

Accretion and Interest

Accretion and interest expense for the nine months ended September 30, 2016 was $262,400 as compared to $68,588 for the nine months ended September 30, 2015. The increase of accretion and interest expense of $193,812, or 283% was mainly attributable to the accretion and interest on the note payable to Siebels and the mortgage on the Casper, Wyoming building assumed in connection with the Black Range Transaction. During the second quarter of 2016, the Company canceled certain of its coal mining leases in Alaska. In connection with such cancellation, on July 28, 2016 Alaska notified the Company that its reclamation deposit would be forfeited. On May 17, 2016, the Company accreted $174,412 to accrete its reclamation liability to its fair value.

Foreign Exchange

Foreign exchange (loss) gain for the nine months ended September 30, 2016 was $(64,519) as compared to $16,450 for the nine months ended September 30, 2015. The decrease of the foreign exchange gain of $80,969 was primarily due to the strengthening of the U.S. Dollar against the Canadian Dollar along with an increase in intercurrency transactions.

Liquidity and Capital Resources

The Company’s cash balance as of September 30, 2016 was $474,681. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public reporting responsibilities. The Company expects to require additional capital in order to continue the development of the ablation mining technology. Management believes that in order to finance the development of the mining properties, the Company will be required to raise significant additional capital by way of debt and/or equity. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

On January 4, 2016, the Company completed a private placement raising gross proceeds of CAD $300,000 through the subscription for 101,009 common shares at a price of CAD $2.97 (USD $2.14) per common share, and warrants to purchase aggregate of 101,009 common shares at an exercise price of CAD $3.50. Of the total amount received, CAD $275,000 (USD $198,298) was received in December of 2015 while the remainder CAD $25,000 (USD $18,236) was received in February of 2016. The warrants are exercisable immediately upon issuance and expire five years from the date of issuance. As of December 31, 2015, the Company accounted for the proceeds of $198,298 as subscriptions payable. During the nine months ended September 30, 2016 the Company issued an aggregate of 101,009 shares of common stock in connection with this private placement.

During April 2016, the Company initiated a private placement for the sale of units of its securities for a price per unit of CAD $1.70 (USD $1.32). Each unit consists of one share of the Company’s common stock and one warrant to purchase a share of common stock at CAD $2.60. The warrants are exercisable immediately upon issuance and expire five years from the date of issuance. During April and May 2016 the Company raised gross proceeds of CAD $791,090 (USD $ 622,174) through the issuance of 465,347 units.

On September 2, 2016 the Company completed a private placement selling 1,078,458 units at CAD $1.70 (USD $1.32) per unit for total gross proceeds of USD $1,423,618. Each unit consists of one common share of the Company and one warrant at an exercise price of CAD $2.80 which expire five years after the date of issuance. The Company intends to use this capital raise to pay the costs of the acquisition of Black Range, to fund the development of the Company’s ablation technology, to fund mine production preparation, to pay down certain of the Company’s notes payable, and for working capital purposes.

Net cash used in operating activities

Net cash used in operating activities was $1,483,533 for the nine months ended September 30, 2016, as compared with net cash used of $871,036 for the nine months ended September 30, 2015. The increase of $612,497 in net cash used is mainly due to the Company having an increased net loss of $533,112 in 2016.

Net cash used in investing activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2016, as compared to $380,694 for the nine months ended September 30, 2015. The cash used in investing activities in 2015 consisted primarily of the advance to Black Range under the credit facility.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $1,808,251 as compared to $1,100,447 for the nine months ended September 30, 2015. For 2016, the cash provided by financing activities consisted principally of the proceeds from the issuance of 1,644,814 common shares for $2,048,251 and the proceeds of $100,000 from the Siebels promissory note, off-set by the principal payments on the Siebels and Nueco notes. The financing activities in 2015 were related to the sales of common stock in the February 2015 private placement for an aggregate of 640,000 shares valued at $1,353,793, offset by the payment of the Nueco Note of $253,346.

Reclamation Liability

The reclamation liabilities of the US mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities at September 30, 2016 and December 31, 2015 of the mineral properties to be approximately $1,036,286 and $1,036,286, respectively. During the three months ended September 30, 2016 and 2015, the accretion of the reclamation liabilities was $3,096 and $2,066, respectively. During the nine months ended September 30, 2016 and 2015, the accretion of the reclamation liabilities was $183,510 and $27,700, respectively. Except in regard to its Alaska coal mine property (as discussed below), The Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over a thirty year life using a discount rate of 5.4% to a net discounted value as of September 30, 2016 and December 31, 2015 of $403,639 and $220,129, respectively. The gross reclamation liabilities as of September 30, 2016 are secured by certificates of deposit in the amount of $1,036,333. During the second quarter of 2016, the Company initiated actions to cancel its coal mining leases in Alaska. In connection therewith, the Company notified the state of Alaska of its intent to forfeit the posted bond in satisfaction of the reclamation liabilities at the site. In response to the Company’s notification, the Company received notification that the state of Alaska was initiating forfeiture of the Company’s performance bond for reclamation. However, the notice indicated an additional surety bond of $150,000 in excess of the $210,500 cash bond which had been posted by the Company upon purchase of the property. The Company and its advisors do not believe that it is obligated for this additional amount of claimed reclamation obligation.  The Company is working with its legal counsel and the State of Alaska to resolve this matter.   The Company has not recorded an additional $150,000 obligation as the Company does not expect, based on the advice of legal counsel, to be obligated to an amount greater than that presently reflect in the reclamation liability. During the nine months ended September 30, 2016, the Company adjusted the fair value of its reclamation obligation and for the Alaska mine, accreted $174,412 to bring its reclamation liability to face value. The portion of the reclamation liability related to the Alaska mine, and its related restricted cash are included in current liabilities, and current assets, respectively, at a value of $215,976.

Related Party Transactions (including key management compensation)

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

An entity controlled by a member of the Board of Directors earned consulting fees totaling $9,117 and $22,680 for the three months ended September 30, 2016 and 2015, respectively and $27,350 and $50,037 for the nine months ended September 30, 2016 and 2015, respectively. The same director earned director fees totaling $1,519 and $1,489 during the three months ended September 30, 2016 and 2015, respectively, and $3,093 and $7,747 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, the Company has $1,519 and $0, respectively, in accounts payable and accrued liabilities owing to this director.

Pursuant to a consulting agreement, a US limited liability company owned by a person who is a director (and the Company’s CFO until October 19, 2016) entered into a contract with the Company effective January 1, 2015 (“January 2015 Agreement”) to provide financial and consulting services at an annual consultant fee of $100,000. The contract had a term of one year. On October 21, 2015, the Company entered into an additional agreement with this same company to provide additional services to the Company, for the term of October through December 2015 for a monthly fee of $6,500. On January 1, 2016, the Company entered into an agreement with a different US limited liability company owned by the same director (“January 2016 Agreement”) to provide financial and other consulting services at $8,333 per month. During the three months ended September 30, 2016 and 2015, the Company incurred fees of $25,000 and $25,000, respectively, to these companies. During the nine months ended September 30, 2016 and 2015, the Company incurred fees of $75,000 and $75,000, respectively, to these companies. At September 30, 2016 and December 31, 2015, the Company had $8,333 and $6,500, respectively, included in accounts payable and accrued liabilities payable to these companies.

Pursuant to a consulting agreement, the January 2016 Agreement was cancelled and a new agreement was entered into between the Company, a US limited liability company owned by the same director as the January 2016 Agreement and Mr. Klein (“October 2016 Agreement”) to provide financial operating services and to have Mr. Klein serve as the Chief Financial Officer. The term of the October 2016 Agreement runs through July 31, 2017, may be extended by the parties, and has an annual fee of $162,000 payable monthly, starting on October 1, 2016.

In connection with the acquisition of Black Range on September 16, 2015, Western assumed an obligation in the amount of (AUD) $500,000 (USD $372,000) payable to Western’s CEO and director contingent upon the commercialization of the ablation technology.

Pursuant to a consulting agreement, a US limited liability company owned by a person who is a director entered into a consulting contract with the Company effective April 1, 2016 to provide financial, advisory, and consulting services, representing the company to a variety of stakeholders for a six month term ending on September 30, 2016. Professional fees for the three and nine months ended September 30, 2016 were $45,000 and $75,000, respectively, under this agreement. As of September 30, 2016 and December 31, 2015, the Company had $0 and $0, respectively, included in accounts payable and accrued expenses payable to this entity.

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

The Company has a working capital deficit of $804,391 as of September 30, 2016 and has incurred net losses for the nine months ended September 30, 2016 and September 30, 2015 of $1,522,587 and $989,475, respectively. The Company will require additional financing in order to pursue its business plans and discharge its liabilities as they come due. These conditions indicate the existence of material uncertainties that cast substantial doubt upon the Company's ability to continue as a going concern.

Off Balance Sheet Arrangements

As at September 30, 2016, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

Critical Accounting Estimates and Policies

The preparation of these condensed consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of expenses during the reporting period.

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting period, that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, include, but are not limited to, the following: fair value of transactions involving shares of common stock, assessment of the useful life and evaluation for impairment of intangible assets, valuation and impairment assessments on mineral properties, deferred contingent consideration, the reclamation liability, valuation of stock-based compensation, valuation of available-for-sale securities and valuation of long-term debt, HST and asset retirement obligations. Other areas requiring estimates include allocations of expenditures, depletion and amortization of mineral rights and properties.

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

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2016, due to the lack of segregations of duties and the failure to report disclosures on a timely basis.

Remediation of Material Weakness

Management has developed a plan and related timeline for the Company to design a set of control procedures and the related required documentation thereof in order to address this material weakness. Management has targeted to have the necessary controls in place by the end of 2016.

Changes in Internal Control over Financial Reporting

On October 19, 2016, Andrew Wilder resigned as the Chief Financial Officer of Western Uranium Corporation. Robert Klein was appointed to serve as the Chief Financial Officer of the Company.

There have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the current fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of September 30, 2016, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

WESTERN URANIUM CORPORATION

Date: November 18, 2016	By:	/s/ George Glasier
George Glasier
Chief Executive Officer (Principal executive officer)

Date: November 18, 2016	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal financial and accounting officer)

