Form 10-K
period 2016-12-31
Western Uranium Corp
filed 2017-03-31
CIK 1621906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number: 000-55626

Western Uranium Corporation

(Exact Name of Registrant as Specified in its Charter)

Ontario, Canada	98-1271843
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700-10 King Street East Toronto, Ontario, Canada	M5C 1C3
(Address of Principal Executive Offices)	(Zip Code)

(416) 564-2870
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☒

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2016, the aggregate market value of the common stock held by non-affiliates of the registrant was $8,817,309.

As of March 31, 2017, there were 19,574,709 shares of common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

WESTERN URANIUM CORPORATION

FORM 10-K

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS AND INTRODUCTION

USE OF NAMES

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Western” and “WUC”, or the “Company” refer to Western Uranium Corporation, an Ontario Canadian corporation, and its subsidiaries.

CURRENCY

The accounts of the Company are reported in U.S. dollars. All dollar amounts referenced in this Annual Report on Form 10-K and the consolidated financial statements are stated in U.S. dollars.

FORWARD-LOOKING STATEMENTS AND INTRODUCTION

The statements contained in this document that are not purely historical are “forward-looking statements.”  Although we believe that the expectations reflected in such forward-looking statements, including those regarding future operations, are reasonable, we can give no assurance that such expectations will prove to be correct.  Forward-looking statements are not guarantees of future performance and they involve various risks and uncertainties.  Forward-looking statements contained in this document include statements regarding our proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, and intentions for the future.  Such forward-looking statements are included under Item 1.  “Business” and Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement.  It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements.  Among the factors that could cause actual results to differ materially from our expectations are those described under Item 1.  “Business,” Item 1A. “Risk Factors” and Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this document.

PART I

ITEM 1. BUSINESS

CORPORATE HISTORY

Western Uranium Corporation was incorporated in December 2006 under the Ontario Business Corporations Act and was formerly a non-listed reporting issuer subject to the rules and regulations of the Ontario Securities Commission. On November 20, 2014, the Company completed a listing process on the Canadian Securities Exchange ("CSE"). As part of that process, the Company acquired 100% of the issued and outstanding shares of Pinon Ridge Mining LLC ("PRM"), a Delaware limited liability company. The transaction constituted a reverse takeover of Western by PRM. After obtaining appropriate shareholder approvals, the Company subsequently reconstituted its Board of Directors and senior management team.

On August 18, 2014, the Company closed on the purchase of certain mining properties in Colorado and Utah from Energy Fuels Holding Corp. Assets purchased included both owned and leased lands in Utah and Colorado and all represent properties that have been previously mined for uranium to varying degrees in the past. The acquisition included the purchase of the Sunday Mine Complex. The Sunday Mine Complex is located in western San Miguel County, Colorado. The complex consists of the following five individual mines: the Sunday mine, the Carnation mine, the Saint Jude mine, the West Sunday mine and the Topaz mine. The operation of each of these mines requires a separate permit and all such permits have been obtained by Western and are currently valid. In addition, each of the mines has good access to a paved highway, electric power to existing declines, office/storage/shop and change buildings, and extensive underground haulage development with several vent shafts complete with exhaust fans. The Sunday Mine Complex is where the Company anticipates it would start mining and Ablation operation, since the complex is ready to be mined.

On September 16, 2015, Western completed its acquisition of Black Range, an Australian company that was listed on the Australian Securities Exchange until the acquisition was completed. The acquisition terms were pursuant to a definitive Merger Implementation Agreement entered into between Western and Black Range. Pursuant to the agreement, Western acquired all of the issued shares of Black Range by way of Scheme of Arrangement (“the Scheme”) under the Australian Corporation Act 2001 (Cth) (the "Black Range Transaction"), with Black Range shareholders being issued common shares of Western on a 1 for 750 basis. On August 25, 2015, the Scheme was approved by the shareholders of Black Range and on September 4, 2015, Black Range received approval by the Federal Court of Australia. In addition, Western issued to certain employees, directors and consultants options to purchase Western common shares. Such stock options were intended to replace Black Range stock options outstanding prior to the Black Range Transaction on the same 1 for 750 basis.

In connection with the Black Range Transaction, Western acquired the net assets of Black Range. These net assets consist principally of interests in a uranium complex of mines located in Colorado (the “Hansen-Taylor Complex”) and a 100% interest in a 25 year license for ablation mining technologies (“Ablation”) and related patents from Ablation Technologies, LLC. The Hansen-Taylor Complex is principally a sandstone-hosted deposit that was discovered in 1977 which was permitted for mining in 1981. Ablation is a low cost, purely physical method of concentrating mineralization of uranium ore by applying a grain-size separation process to ore slurries.

Furthermore, related to Ablation in connection with the acquisition of Black Range Minerals Ltd. (“Black Range”), the Company assumed a call option agreement between Black Range and Mr. George Glasier. Prior to the Black Range Transaction, George Glasier, the Company’s CEO, who is also a director, (“Seller”) transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $500,000 AUD ($372,000 USD) to Seller within 60 days of the first commercial application of the Ablation technology. Western assumed this contingent payment obligation in connection with the Black Range Transaction.

The Ablation mining process is dramatically different from conventional mining techniques. Subject to regulatory approvals, the benefits of Ablation are as follows:

●	Mining, crushing, and separation of uranium and vanadium, used most effectively, occurs underground (inside the mine). Under this approach the costs of moving material to the surface are less as 85%-90% of the mined material remains underground and is never brought outside the mine.

●	Less radiometric exposure throughout the process due to reduced waste rock on the surface and after the milling process less tailings. Overall surface waste material is reduced and the time duration of material handling is reduced.

●	Lower costs for transportation of post-ablated material from the mine site to the mill site because 85-90% of the mined material would not be taken to the mill.

●	Once the ablated material reaches the mill, the acid consumption at the mill and power is much less due to the lower quantity but more concentrated material moving through the milling process.

Ablation mining technology can be used on legacy uranium stockpiles in the Western United States. WUC would ablate these stockpiles, removing 85-90% of the uranium. This is an application through which ablation mining technology could positively contribute to the 'greening of the environment'. According to a study there are approximately 4,225 legacy uranium mines from the 1940-1970 period throughout the Western United States, most of which have waste stockpiles.

In the estimation of management, Ablation mining allows the cost of production of uranium to be reduced by 33-44%.

Our common shares are listed on the Canadian Securities Exchange, also known as the “CSE,” under the symbol “WUC”, and are also quoted in the United States on the OTCQX Best Market under the symbol “WSTRF.” We are headquartered in Ontario, Canada with mining operations in the two U.S. states of Utah and Colorado. We have two full-time employees. The mailing address of our headquarters is 10 King Street East, Suite 700, Toronto, Ontario, M5C 1C3, Canada, and the telephone number at that location is (416) 564-2870. Our corporate website is located at http://www.western-uranium.com/.

We are an “emerging growth company” as that term is defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). The JOBS Act defines an “emerging growth company” as one that had total annual gross revenues of less than $1,000,000,000 during the last fiscal year. Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act) are required to comply with the new or revised financial accounting standard. The JOBS Act also provides that a company can elect to opt out of the extended transition period provided by Section 102(b)(1) of the JOBS Act and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

Our wholly-owned subsidiaries are Western Uranium Corp., Pinon Ridge Mining LLC, Black Range Minerals Limited, Black Range Copper Inc., Ranger Resources Inc., Black Range Minerals Inc., Black Range Minerals Colorado LLC, Black Range Minerals Wyoming LLC, Haggerty Resources LLC, Ranger Alaska LLC, Black Range Minerals Utah LLC, Black Range Minerals Ablation Holdings Inc. and Black Range Development Utah LLC.

OUR COMPANY

Western is in the business of exploring, developing, mining and production of its uranium and vanadium resource properties.

Western is an exploration stage company for purposes of Industry Guide 7 of the U.S. Securities and Exchange Commission (“SEC”). Industry Guide 7 states that mining companies like ours can be classified into three stages: exploration, development, or production. Exploration stage includes all companies engaged in the search for mineral deposits, which are not in either the development or production stage. In order to be classified as a development or production stage company, the Company must have already established reserves. The Company has not established reserves for purposes of Industry Guide 7.

Our mineral properties are located on the western Colorado and Utah plateau of south western Colorado and adjacent areas of the western United States. Our primary focus is bringing the fully permitted Sunday Mine Complex into production using the Ablation technology, developing the Hansen Project and the commercialization of the Ablation mineral concentration technology.

The Sunday Mine Complex is located in western San Miguel County, Colorado. The complex consists of the following five individual mines: the Sunday mine, the Carnation mine, the Saint Jude mine, the West Sunday mine and the Topaz mine. The operation of each of these mines requires a separate permit and all such permits have been obtained by Western and are currently valid. In addition, each of the mines has good access to a paved highway, electric power to existing declines, office/storage/shop and change buildings, and extensive underground haulage development with several vent shafts complete with exhaust fans.

We have acquired a license (“Ablation”), which provides a low cost, purely physical, method of concentrating mineralization by applying a grain-size separation process to ore slurries. No chemicals are added in the process, yet very high mineral recoveries can be achieved with considerable mass reduction; facilitating the separation of a high-value, high-grade ore product from a coarse-grained barren “clean sand” product.

Application of Ablation is expected to have a very positive effect on the development of not only our Sunday Mine Complex, but also most of our and others’ uranium deposits, because it significantly reduces both capital and operating costs. Extensive test work has shown that from amenable sandstone-hosted uranium ore types, typically more than 90% of the uranium mineralization can be separated into 10-20% of the initial sample mass.

As discussed below, there remain certain regulatory hurdles to overcome in order to deploy Ablation under the most economical configuration possible. This would involve pursuing additional regulatory determinations from Colorado Department of Public Health and Environment (“CDPHE”) and/or the Nuclear Regulatory Commission (“NRC”).

OUR STRATEGY

Our vision is to become a leading uranium developer and producer. Our strategy is to build value for stockholders by advancing our projects towards production when uranium markets improve, while prudently managing our cash and liquidity position for financial flexibility. The Company holds an exclusive 25 year license to use Ablation, a proven technology that we anticipate will improve the efficiency of the sandstone-hosted uranium mining process. The license agreement was entered into on March 17, 2015 and expires on March 16, 2040. There are no remaining license fee obligations and there are no future royalties due under the agreement. The Company has an exclusive right to the Ablation, including the right to sub-license the technology to other third parties. The Company may not sell or assign the Ablation license.

At any time we may have acquisition or partnering opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

Capital Raising

On January 4, 2016, the Company completed a private placement raising gross proceeds of CAD $300,000 through the subscription for 101,009 common shares at a price of CAD $2.97 (USD $2.14) per common share, and warrants to purchase an aggregate of 101,009 common shares at an exercise price of CAD $3.50. The warrants are exercisable immediately upon issuance and have a term of five years. Of the total amount received, CAD $275,000 (USD $198,298) was received in December of 2015 while the remainder CAD $25,000 (USD $18,236) was received in the three months ended March 31, 2016. As of December 31, 2015, the Company accounted for the proceeds of $198,298 as subscriptions payable.

During April 2016, the Company initiated a private placement offering for the sale of units of its securities for a price per unit of CAD $1.70 (USD $1.34). Each unit consists of one share of the Company’s common stock and one warrant to purchase a share of common stock at CAD $2.60 per share, with a term of five years. During April and May 2016, the Company raised gross and net proceeds of CAD $791,090 (USD $622,174) through the issuance of 465,347 units.

On September 2, 2016, the Company completed a private placement issuing 1,078,458 units at CAD $1.70 (USD $1.32) per unit for total gross proceeds of CAD $1,850,537 (USD $1,423,618) and net proceeds of CAD $1,830,029 (USD $1,407,841). Each unit consists of one common share of the Company and one warrant at an exercise price of CAD $2.80 (USD $2.08 as of December 31, 2016) which expire five years after the date of issuance.

During December 2016, the Company completed a private placement and issued 1,010,950 units at CAD $1.20 (USD $.90) per unit for total gross proceeds of CAD $1,213,140 (USD $909,855) and total net proceeds of CAD $1,129,922 (USD $842,018). Each unit consists of one common share of the Company and one warrant at an exercise price of CAD $2.80 (USD $2.08 as of December 31, 2016) which expires five years after the date of issuance. In connection with this private placement, the Company issued 40,276 broker warrants with identical terms to the warrants included in the units issued in the private placement.

During the year ended December 31, 2016, the Company issued 2,655,764 shares of common stock in connection with these private placements.

On March 31, 2017, the Company completed a private placement of 634,424 units at a price of CAD $1.75 (USD $1.35) per unit for gross proceeds of CAD $1,110,263 (USD $835,805). Each unit consists of one share of the Company’s common stock and a warrant for the purchase of one share of the Company’s common stock. Each warrant is immediately exercisable at a price of CAD $3.25 and expires five years from the date of issuance.

Uranium Production

The timing for commencement of uranium production is uncertain. Western continues to position itself for flexibility with the goal of beginning production as expeditiously as possible once market conditions for production of U308 and/or vanadium are favorable. There are multiple variables that will drive the Company’s’s production strategy which will most likely be dependent upon the intersection of contracted price levels and Ablation regulation and application factors. In order to minimize costs, Western plans to commence production at the Sunday Mine Complex due to the substantial existing infrastructure from years of previous production. However, permitting and preparation costs will be driven by the approach to the application of Ablation and relevant regulatory requirements.

Company management believes the key production determinant will be the application of Ablation. In December 2016, the issuance of a decision letter by the Colorado CDPHE enabled the use of Ablation at the Sunday Mine Complex in the state of Colorado under milling license regulations which also recognized the appropriateness of exemptions to certain milling regulatory requirements. The Company’s attorneys are not fully in agreement with aspects of the decision letter, thus the Company expects to pursue additional regulatory clarifications which would make the application of Ablation potentially more economically advantageous for the Company. While resource prices are below target levels, the Company is focusing on improving the regulatory regime which governs the application of Ablation with the goal of minimizing future production costs.

Western Uranium Corporation believes that its mineral resources have a reasonable prospect for economic extraction, either with the utilization of Ablation or without it.  However, the Company has not yet been able to perform a Preliminary Economic Assessment (“PEA”).  The inputs to the PEA are dependent on the Ablation implementation approach.  Under the CDPHE’s current determination, Ablation can be utilized under a milling license, but the regulatory clarifications and a potential exemption create uncertainty.  Accordingly, the Company has not pursued an economic assessment.

The Company has planned for three potential scenarios for the utilization of its Ablation technology: (a) utilization of Ablation at a mill site; (b) utilization of Ablation above ground at the mine site; and (c) utilization of Ablation underground in the mine.

URANIUM MARKET OUTLOOK

World demand for clean, reliable, and affordable electricity is growing. Given the expected construction of nuclear reactors and the expected growth of nuclear energy, we believe that the future for uranium is positive. In order to meet these higher expected demands, we believe that prices will need to rise to support the additional production and supply that will be required. Currently, excess (secondary) supplies are being drawn down, and primary production will be needed to meet long-term demand.

Once prices do rise, it still may be difficult for most suppliers to respond in a timely manner, as it can require many years of permitting and development to bring new mines into production. These lead times will put further upward pressure on prices. We are at a competitive advantage, as our mining properties are permitted and ready to be brought to production. Ablation gives us a further advantage, as we are able to begin to profitably mine at much lower prices than our competitors. Despite current market uncertainty and recently falling prices, we believe we have begun to see certain early signs of a market recovery. Japanese utilities have begun to restart their reactor fleet (according to the World Nuclear Association (“WNA”)). According to data from the WNA, Chinese utilities continue to aggressively build new reactors and buy uranium. And, in addition to China, according to the WNA, there are 59 new reactors under construction and 164 additional reactors being planned around the world.

However in the short- and medium-terms, market challenges remain. The world continues to be oversupplied with uranium, mainly due to large quantities of secondary uranium supplies, high levels of excess inventories, premature reactor shutdowns, delays in new reactor construction, and decreased demand due to Japanese reactors remaining offline for longer than expected. In addition, there is a great deal of uncertainty in uranium prices regarding the timing and level of the recovery, as fundamental, political, technical, and other factors could cause prices to be significantly above or below currently expected ranges.

OVERVIEW OF THE URANIUM INDUSTRY

Spot prices rose from $21.00 per pound in January 2005 to a high of $136.00 per pound in June 2007 in anticipation of sharply higher projected demand as a result of a resurgence in nuclear power and the depletion or unavailability of secondary supplies. Secondary supplies are inventories of uranium not publicly available for sale, they are primarily held by utility companies and governments. The sharp price increase was driven in part by high levels of buying by utility companies, which resulted in most utilities covering their requirements through 2009. A decrease in near-term utility demand coupled with rising levels of supplies from producers and traders led to downward pressure on uranium prices since the third quarter of 2007. A rebound in uranium prices in conjunction with a recovery in commodities in 2010 was curtailed by the Fukushima disaster in Japan.

Since the Fukushima disaster in 2011, uranium prices entered a steady decline until June 2014, when they rebounded slightly and peaked again in March 2015. After that peak, prices again began to fall steadily reaching their lowest point in November 2016 and are currently back on the rise.

The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. According to the WNA, as of March 2017, there were 410 nuclear reactors operable worldwide, excluding the 37 idled reactors in Japan, with annual requirements of about 139.8 million pounds of uranium.

Worldwide uranium production or primary supply in 2016 is estimated by UxC Consulting in its Q4 2015 report at 163 million pounds. This is compared with 151 million pounds of primary supply in 2015. UxC Consulting estimated that global uranium demand was 148 million pounds in 2016. Separately, the World Nuclear Association estimated that demand was 165 million pounds in 2016.

From the reports of leading investment banks, the macroeconomic conditions driving uranium prices are as follows:

●	New reactor construction in India, China, South Korea, Russia, and the Middle East

●	The restart of Japan’s nuclear reactors

●	Decrease in primary supply due to producers shutting down mining operations that aren’t profitable at current pricing levels

●	Decreasing secondary supplies (excess reserves and supplies generally held by governments and utilities).

Across the 15 banks and analysts most active in the sector, a term structure of rising uranium spot prices which are significantly above today’s prices are forecast almost across the board from 2017 to 2020. A potential dramatic rising in uranium prices is forecast in 2019 primarily due to two factors. The first is an expected reduction in uranium production due to the currently low prices. The second is continued growth in nuclear energy, fueled primarily by new plants in India and China and the recommissioning of nuclear power plants in Japan. This should lead to excess reserves and inventories drying up, causing a projected shortage in 2019.

Based upon recent uranium pricing forecasts from leading bankers, we believe that uranium prices will improve enough over the coming years for Western to initiate production.

Vanadium

With the exception of the Hansen/Taylor Deposit, most of the Company’s mining assets, including the Sunday Mine Complex, contain vanadium as a co-product to uranium. The Company plans to utilize this co-product to offset the cost of mining uranium through the sales of vanadium to third parties.

Conventional and new vanadium applications include steelmaking, grid scale renewable energy storage, high performance batteries, and chemicals.

When a very small amount of vanadium is added to steel, high-strength low-alloy vanadium steel is created while greatly reducing energy, shipping and production costs. And while steelmaking accounts for roughly 90% of all vanadium currently consumed, it's estimated that vanadium is only used in about 9% of all steels today.

International metals consultancy TTP Squared, Inc. forecasts steel-specific vanadium consumption will grow at a Consolidated Annual Growth Rate (CAGR) of 4.8% over the period 2010 to 2025 not because steel will be in much greater demand but because vanadium alloy steel will be in greater demand.

After steelmaking, the second largest market for vanadium is that of catalysts and chemical applications. Significant new sources of demand for vanadium are also expected to originate from lithium-vanadium phosphate batteries.

The current vanadium market price is $5.02 per pound as of December 30, 2016, which is near its 10-year low and historical floor of $5.00 per lb. The 10-year high price was $17.00 per lb in 2008. In 2014 global supply was 168,000 kilotonnes and demand was 166,000 kilotonnes.

At a price of $5.00 per pound, the Company would receive a credit towards the processing of its uranium of approximately $60 per ton of uranium ore. This effective “credit” comes from the ability for Western to mine vanadium as a by-product of uranium ore for no additional cost of the mining operation.

COMPETITION

There is global competition for uranium properties, capital, customers and the employment and retention of qualified personnel. We compete with multiple exploration companies for both properties as well as skilled personnel. In the production and marketing of uranium, there are a number of producing entities globally, some of which are government controlled and several of which are significantly larger and better capitalized than we are. Several of these organizations also have substantially greater financial, technical, manufacturing and distribution resources than we have.

Our future uranium production will also compete with uranium from secondary supplies, including the sale of uranium inventory held by the U.S. Department of Energy. In addition, there are numerous entities in the market that compete with us for properties and operate in situ recovery (“ISR”) facilities. If we are unable to successfully compete for properties, capital, customers or employees or with alternative uranium sources, it could have a materially adverse effect on our results of operations.

With respect to sales of uranium, the Company competes primarily based on price. We will market uranium to utilities and commodity brokers. We are in direct competition with supplies available from various sources worldwide. We believe we compete with multiple operating uranium companies.

ENVIRONMENTAL CONSIDERATIONS AND PERMITTING

United States

Uranium extraction is regulated by the federal government, states and, in some cases, by Indian tribes. Compliance with such regulation has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been related to obtaining licenses and permits from federal and state agencies before the commencement of production activities. The current environmental regulatory requirements for the ISR industry are well established. Many ISR projects have gone a full life cycle without any significant environmental impact. However, the process can make environmental permitting difficult and timing unpredictable. Western does not plan to utilize an ISR mining process on its properties.

U.S. regulations pertaining to climate change continue to evolve in both the U.S. and internationally. Other than our ongoing permitting process in regards to Ablation, we do not anticipate any potential adverse impact from these regulations that would be unique to our operations.

Mining Permits are disclosed on a per mine basis in the “Properties” section, below.

Reclamation and Restoration Costs and Bonding Requirements

At the conclusion of conventional mining, a site is decommissioned and reclaimed. Reclamation involves removing evidence of surface disturbance. The reclamation liabilities of the US mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities at December 31, 2016 of the mineral properties to be approximately $1,036,333.

The Company is required by State regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has provided performance bonds issued for the benefit of the Company in the amount of $1,036,333 to satisfy such regulatory requirements.

Ablation permitting

During 2016, Western submitted documentation to the CDPHE for a determination ruling regarding the type of license which may be required for the application of Ablation at the Sunday Mine Complex within the state of Colorado. During May and June of 2016, CDPHE held four public meetings in several cities in Colorado as part of the process. On July 22, 2016 CDPHE closed the comment period. In connection with this matter, the CDPHE consulted with the United States Nuclear Regulatory Commission (“NRC”). In response, the CDPHE received an advisory opinion dated October 16, 2016, which did not contain support for the NRC’s opinion and with which Western’s regulatory counsel does not agree. NRC’s advisory opinion recommends that Ablation should be regulated as a milling operation, but did recognize that there may be exemptions to certain milling regulatory requirements due to the benign nature of the non-uranium bearing sands produced after Ablation is completed on uranium-bearing ores. On December 1, 2016, the CDPHE issued a determination that the proposed ablation operations at the Sunday Mine must be regulated by the CDPHE through a milling license. Consequently in 2017, Western plans to pursue further regulatory determinations from the CDPHE and/or the NRC with respect to the regulation of Ablation.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Our business activities are subject to significant risks, including those described below. Every investor or potential investor in our securities should carefully consider these risks. If any of the described risks actually occurs, our business, financial position and results of operations could be materially adversely affected. Such risks are not the only ones we face and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

We are not producing uranium at this time. As a result, we currently have no sources of operating cash. If we cannot access additional sources of private or public capital, partner with another company that has cash resources and/or find other means of generating revenue other than uranium production, we may not be able to remain in business.

Until we begin uranium production, we have no way to generate cash inflows unless we monetize certain of our assets or obtain additional financing. We can provide no assurance that our properties will be placed into production or that we will be able to continue to find, develop, acquire and finance additional reserves. If we cannot monetize certain existing assets, partner with another company that has cash resources, find other means of generating revenue other than uranium production and/or access additional sources of private or public capital, we may not be able to remain in business and our stockholders may lose their entire investment.

Our ability to function as an operating mining company will be dependent on our ability to mine our properties at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. The volatility of uranium prices makes long-range planning uncertain and raising capital difficult.

Our ability to operate on a positive cash flow basis will be dependent on mining sufficient quantities of uranium at a profit sufficient to finance our operations and for the acquisition and development of additional mining properties. Any profit will necessarily be dependent upon, and affected by, the long and short term market prices of uranium, which are subject to significant fluctuation. Uranium prices have been and will continue to be affected by numerous factors beyond our control. These factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources and uranium production levels and costs of production. A significant, sustained drop in uranium prices may make it impossible to operate our business at a level that will permit us to cover our fixed costs or to remain in operation.

Evaluating our future performance may be difficult since we have a limited financial and operating history, with significant negative cash flow and an accumulated deficit to date. Furthermore, there is no assurance that we will be successful in securing any form of additional financing in the future, therefore substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable the Company to continue its operations over the next twelve months. Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our mining activities.

As more fully described within this annual report, we acquired our first mineral properties in November of 2014. To date, we have been acquiring additional mineral properties and raising capital. We hold uranium projects in various stages of exploration in the States of Colorado and Utah.

As more fully described under “Liquidity and Capital Resources” of Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations”, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $4.1 million and $2.0 million at December 31, 2016 and December 31, 2015, respectively. We have been reliant on equity financings from the sale of our common shares and on debt financing in order to fund our operations. We do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At December 31, 2016 and December 31, 2015, we had a working capital deficit of $0.06 million and $2.7 million, respectively. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception. However, there is no assurance that we will be successful in securing any form of additional financing in the future, therefore substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable the Company to continue its operations over the next twelve months. The Company’s independent auditor has stated in its report that the consolidated financial statements for the two years ended December 31, 2016 were prepared assuming that the Company would continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing losses from operations and is dependent upon future sources of equity or debt financing in order to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required, will be dependent on many factors beyond our control including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements to continue advancing our uranium projects, which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project.

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of our mining activities has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

Our operations are capital intensive, and we will require significant additional financing to acquire additional uranium projects, continue with our exploration and begin pre-extraction activities on our existing uranium projects.

Our operations are capital intensive and future capital expenditures are expected to be substantial. We will require significant additional financing to fund our operations, including acquiring additional uranium projects, continuing with our exploration and beginning pre-extraction activities which include assaying, drilling, geological and geochemical analysis and mine construction costs. In the absence of such additional financing, we would not be able to fund our operations, including continuing with our exploration and pre-extraction activities, which may result in delays, curtailment or abandonment of any one or all of our uranium projects.

Uranium exploration and pre-extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, and actual results may differ significantly from expectations or anticipated amounts. Furthermore, exploration programs conducted on our uranium projects may not result in the establishment of ore bodies that contain commercially recoverable uranium.

Uranium exploration and pre-extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, many beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) unusual or unexpected geological formations; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) industrial accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) availability of contractors and labor; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations. These risks and uncertainties could result in: delays, reductions or stoppages in our mining activities; increased capital and/or extraction costs; damage to, or destruction of, our mineral projects, extraction facilities or other properties; personal injuries; environmental damage; monetary losses; and legal claims.

Success in uranium exploration is dependent on many factors, including, without limitation, the experience and capabilities of a company’s management, the availability of geological expertise and the availability of sufficient funds to conduct the exploration program. Even if an exploration program is successful and commercially recoverable uranium is established, it may take a number of years from the initial phases of drilling and identification of the mineralization until extraction is possible, during which time the economic feasibility of extraction may change such that the uranium ceases to be economically recoverable. Uranium exploration is frequently non-productive due, for example, to poor exploration results or the inability to establish ore bodies that contain commercially recoverable uranium, in which case the uranium project may be abandoned and written-off. Furthermore, we will not be able to benefit from our exploration efforts and recover the expenditures that we incur on our exploration programs if we do not establish ore bodies that contain commercially recoverable uranium and develop these uranium projects into profitable mining activities, and there is no assurance that we will be successful in doing so for any of our uranium projects.

Whether an ore body contains commercially recoverable uranium depends on many factors including, without limitation: (i) the particular attributes, including material changes to those attributes, of the ore body such as size, grade, recovery rates and proximity to infrastructure; (ii) the market price of uranium, which may be volatile; and (iii) government regulations and regulatory requirements including, without limitation, those relating to environmental protection, permitting and land use, taxes, land tenure and transportation.

We have established the existence of mineralized materials for uranium properties. We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of our uranium properties. Furthermore, we have no current plans to establish proven or probable reserves for any of our uranium properties as it doesn’t serve a business purpose at the present time.

We may not be able to realize anticipated benefits of the Ablation process due to uncertainties associated with that process.

In order to utilize Ablation technology to process uranium/vanadium bearing ore there are uncertainties that must be overcome which include the uncertainty as to the evolution of the regulatory framework and technological considerations. Either may cause delays in start-up, and/or increase costs, and may preclude the realization of the anticipated benefits of the Ablation process. Use of Ablation represents an additional processing step, requiring additional equipment, support, material handling and a potential increase in water usage requirements.

We do not insure against all of the risks we face in our operations.

In general, where coverage is available and not prohibitively expensive relative to the perceived risk, we will maintain insurance against such risk, subject to exclusions and limitations. We currently maintain insurance against certain risks including securities and general commercial liability claims and certain physical assets used in our operations, subject to exclusions and limitations; however, we do not maintain insurance to cover all of the potential risks and hazards associated with our operations. We may be subject to liability for environmental, pollution or other hazards associated with our exploration, pre-extraction and extraction activities, which we may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of high premiums or other reasons. Furthermore, we cannot provide assurance that any insurance coverage we currently have will continue to be available at reasonable premiums or that such insurance will adequately cover any resulting liability.

Our inability to obtain financial surety would threaten our ability to continue in business.

Future financial surety requirements to comply with federal and state environmental and remediation requirements and to secure necessary licenses and approvals will increase significantly as future development and production occurs at certain of our sites in the United States. The amount of the financial surety for each producing property is subject to annual review and revision by regulators. We expect that the issuer of the financial surety instruments will require us to provide cash collateral for a significant amount of the face amount of the bond to secure the obligation. In the event we are not able to raise, secure or generate sufficient funds necessary to satisfy these requirements, we will be unable to develop our sites and bring them into production, which inability will have a material adverse impact on our business and may negatively affect our ability to continue to operate.

Acquisitions that we may make from time to time could have an adverse impact on us.

From time to time, we examine opportunities to acquire additional mining assets and businesses. Any acquisition that we may choose to complete may be of a significant size, may change the scale of our business and operations, and may expose us to new geographic, political, operating, financial and geological risks. Our success in our acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition, and integrate the acquired operations successfully with those of our Company. Any acquisitions would be accompanied by risks which could have a material adverse effect on our business. For example, there may be a significant change in commodity prices after we have committed to complete the transaction and established the purchase price or exchange ratio; a material ore body may prove to be below expectations; we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, customers, suppliers and contractors; and the acquired business or assets may have unknown liabilities which may be significant. In the event that we choose to raise debt capital to finance any such acquisition, our leverage will be increased. If we choose to use equity as consideration for such acquisition, existing shareholders may suffer dilution. Alternatively, we may choose to finance any such acquisition with our existing resources. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

The uranium industry is subject to numerous stringent laws, regulations and standards, including environmental protection laws and regulations. If any changes occur that would make these laws, regulations and standards more stringent, it may require capital outlays in excess of those anticipated or cause substantial delays, which would have a material adverse effect on our operations.

Uranium exploration and pre-extraction programs and mining activities are subject to numerous stringent laws, regulations and standards at the federal, state, and local levels governing permitting, pre-extraction, extraction, exports, taxes, labor standards, occupational health, waste disposal, protection and reclamation of the environment, protection of endangered and protected species, mine safety, hazardous substances and other matters. Our compliance with these requirements requires significant financial and personnel resources.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other applicable jurisdiction, may change or be applied or interpreted in a manner which may also have a material adverse effect on our operations. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency or special interest group, may also have a material adverse effect on our operations.

Uranium exploration and pre-extraction programs and mining activities are subject to stringent environmental protection laws and regulations at the federal, state, and local levels. These laws and regulations, which include permitting and reclamation requirements, regulate emissions, water storage and discharges and disposal of hazardous wastes. Uranium mining activities are also subject to laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods. Various permits from governmental and regulatory bodies are required for mining to commence or continue, and no assurance can be provided that required permits will be received in a timely manner.

Our compliance costs including the posting of surety bonds associated with environmental protection laws and regulations and health and safety standards have been significant to date, and are expected to increase in scale and scope as we expand our operations in the future. Furthermore, environmental protection laws and regulations may become more stringent in the future, and compliance with such changes may require capital outlays in excess of those anticipated or cause substantial delays, which would have a material adverse effect on our operations.

To the best of our knowledge, our operations are in compliance, in all material respects, with all applicable laws, regulations and standards. We may not be able or may elect not to insure against the risk of liability for violations of such laws, regulations and standards, due to high insurance premiums or other reasons. Where coverage is available and not prohibitively expensive relative to the perceived risk, we will maintain insurance against such risk, subject to exclusions and limitations. However, we cannot provide any assurance that such insurance will continue to be available at reasonable premiums or that such insurance will be adequate to cover any resulting liability.

We may not be able to obtain, maintain or amend rights, authorizations, licenses, permits or consents required for our operations.

Our exploration and mining activities are dependent upon the grant of appropriate rights, authorizations, licenses, permits and consents, as well as continuation and amendment of these rights, authorizations, licenses, permits and consents already granted, which may be granted for a defined period of time, or may not be granted or may be withdrawn or made subject to limitations. There can be no assurance that all necessary rights, authorizations, licenses, permits and consents will be granted to us, or that authorizations, licenses, permits and consents already granted will not be withdrawn or made subject to limitations.

In July 2015, the Company began a licensing process for its Ablation technology. Western has continued to advance through the process in 2016, as the Company participated in public hearings and provided additional technical data to the CDPHE. On October 16, 2016, the NRC issued an advisory opinion letter to CDPHE recommending that Ablation should be regulated as a milling operation, On December 1, 2016, the CDPHE issued a determination that the proposed ablation operations at the Sunday Mine must be regulated by the CDPHE through a milling license. Ultimately, this determination provided a framework which allows the utilization of this new technology, however the current regulatory framework doesn’t currently allow application under the optimal cost saving configuration and the regulatory framework could change in the future in ways not anticipated by the Company.

Closure and remediation costs for environmental liabilities may exceed the provisions we have made.

Natural resource companies are required to close their operations and rehabilitate the lands in accordance with a variety of environmental laws and regulations. Estimates of the total ultimate closure and rehabilitation costs for uranium operations are significant and based principally on current legal and regulatory requirements and closure plans that may change materially. Any underestimated or unanticipated rehabilitation costs could materially affect our financial position, results of operations and cash flows. Environmental liabilities are accrued when they become known, are probable and can be reasonably estimated. Whenever a previously unrecognized remediation liability becomes known, or a previously estimated reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce our consolidated net income in the related period.

The laws and regulations governing closure and remediation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations.

Major nuclear incidents may have adverse effects on the nuclear and uranium industries.

The nuclear incident that occurred in Japan in March 2011 had significant and adverse effects on both the nuclear and uranium industries. If another nuclear incident were to occur, it may have further adverse effects for both industries. Public opinion of nuclear power as a source of electricity generation may be adversely affected, which may cause governments of certain countries to further increase regulation for the nuclear industry, reduce or abandon current reliance on nuclear power or reduce or abandon existing plans for nuclear power expansion. Any one of these occurrences has the potential to reduce current and/or future demand for nuclear power, resulting in lower demand for uranium and lower market prices for uranium, adversely affecting the Company’s operations and prospects. Furthermore, the growth of the nuclear and uranium industries is dependent on continuing and growing public support of nuclear power as a viable source of electricity generation.

The marketability of uranium concentrates will be affected by numerous factors beyond our control which may result in our inability to receive an adequate return on our invested capital.

The marketability of uranium concentrates extracted by us will be affected by numerous factors beyond our control. These factors include macroeconomic factors, fluctuations in the market price of uranium, governmental regulations, land tenure and use, regulations concerning the importing and exporting of uranium and environmental protection regulations. The future effects of these factors cannot be accurately predicted, but any one or a combination of these factors may result in our inability to receive an adequate return on our invested capital.

The only significant market for uranium is nuclear power plants world-wide, and there are a limited number of customers.

We are dependent on a limited number of electric utilities that buy uranium for nuclear power plants. Because of the limited market for uranium, a reduction in purchases of newly produced uranium by electric utilities for any reason (such as plant closings) would adversely affect the viability of our business.

The price of alternative energy sources affects the demand for and price of uranium.

The attractiveness of uranium as an alternative fuel to generate electricity may be dependent on the relative prices of oil, gas, coal and hydro-electricity and the possibility of developing other low-cost sources of energy. If the prices of alternative energy sources decrease or new low-cost alternative energy sources are developed, the demand for uranium could decrease, which may result in a decrease in the price of uranium.

The title to our mineral property interests may be challenged.

Although we have taken reasonable measures to ensure proper title to our interests in mineral properties and other assets, there is no guarantee that the title to any of such interests will not be challenged. No assurance can be given that we will be able to secure the grant or the renewal of existing mineral rights and tenures on terms satisfactory to us, or that governments in the jurisdictions in which we operate will not revoke or significantly alter such rights or tenures or that such rights or tenures will not be challenged or impugned by third parties, including local governments, aboriginal peoples or other claimants. Our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. A successful challenge to the precise area and location of our claims could result in us being unable to operate on our properties as permitted or being unable to enforce our rights with respect to our properties.

Due to the nature of our business, we may be subject to legal proceedings which may divert management’s time and attention from our business and result in substantial damage awards.

Due to the nature of our business, we may be subject to numerous regulatory investigations, securities claims, civil claims, lawsuits and other proceedings in the ordinary course of our business. The outcome of these lawsuits is uncertain and subject to inherent uncertainties, and the actual costs to be incurred will depend upon many unknown factors. We may be forced to expend significant resources in the defense of these suits, and we may not prevail. Defending against these and other lawsuits in the future may not only require us to incur significant legal fees and expenses, but may become time-consuming for us and detract from our ability to fully focus our internal resources on our business activities. The results of any legal proceeding cannot be predicted with certainty due to the uncertainty inherent in litigation, the difficulty of predicting decisions of regulators, judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business, financial position or operating results.

Competition from better-capitalized companies affects prices and our ability to acquire both properties and personnel.

There is global competition for uranium properties, capital, customers and the employment and retention of qualified personnel. In the production and marketing of uranium, there are a number of producing entities, some of which are government controlled and all of which are significantly larger and better capitalized than we are. Many of these organizations also have substantially greater financial, technical, manufacturing and distribution resources than we have.

Our future uranium production will also compete with uranium recovered from the de-enrichment of highly enriched uranium obtained from the dismantlement of United States and Russian nuclear weapons and imports to the United States of uranium from the former Soviet Union and from the sale of uranium inventory held by the United States Department of Energy. In addition, there are numerous entities in the market that compete with us for properties and are attempting to become licensed to operate ISR and/or underground mining facilities. If we are unable to successfully compete for properties, capital, customers or employees or with alternative uranium sources, it could have a materially adverse effect on our results of operations.

Because we have limited capital, inherent mining risks pose a significant threat to us compared with our larger competitors.

Because we have limited capital we may be unable to withstand significant losses that can result from inherent risks associated with mining, including environmental hazards, industrial accidents, flooding, earthquake, interruptions due to weather conditions and other acts of nature which larger competitors could withstand. Such risks could result in damage to or destruction of our infrastructure and production facilities, as well as to adjacent properties, personal injury, environmental damage and processing and production delays, causing monetary losses and possible legal liability. Our business could be harmed if we lose the services of our key personnel.

Our business and mineral exploration programs depend upon our ability to employ the services of geologists, engineers and other experts. In operating our business and in order to continue our programs, we compete for the services of professionals with other mineral exploration companies and businesses. In addition, several entities have expressed an interest in hiring certain of our employees. Our ability to maintain and expand our business and continue our exploration programs may be impaired if we are unable to continue to employ or engage those parties currently providing services and expertise to us or identify and engage other qualified personnel to do so in their place. To retain key employees, we may face increased compensation costs, including potential new stock incentive grants and there can be no assurance that the incentive measures we implement will be successful in helping us retain our key personnel.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely consolidated financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate consolidated financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls. The Company is in the process of reviewing its internal control over financial reporting in the interest of complying with Section 404 of the Sarbanes-Oxley Act. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common shares.

The Company may be subject to certain tax consequences in its business, which may increase the cost of doing business.

The Company may not be able to structure its acquisitions to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with the Company or result in being taxed on consideration received in a transaction.

Risks Related to Our Stock

If we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We had $791,814 and $214,482 in cash at December 31, 2016 and December 31, 2015, respectively. There can be no assurance that we will be able to obtain additional capital after we exhaust our current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

If additional capital is not available in sufficient amounts or on a timely basis, we will experience liquidity problems, and we could face the need to significantly curtail current operations, change our planned business strategies and pursue other remedial measures. Any curtailment of business operations would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail, causing our stockholders to lose their entire investment.

Shareholders could be diluted if we were to use common shares to raise capital.

We may need to seek additional capital to carry our business plan. This financing could involve one or more types of securities including common shares, convertible debt or warrants to acquire common shares. These securities could be issued at or below the then prevailing market price for our common shares. Any issuance of additional common shares could be dilutive to existing stockholders and could adversely affect the market price of our common shares.

The Company’s common shares may be traded infrequently and in low volumes, which may negatively affect the ability to sell shares.

The Company’s common shares may trade infrequently and in low volumes on both the CSE and OTCQX, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who can generate or influence sales volume, and that even if we came to the attention of such institutionally oriented persons, they tend to be risk-averse in this environment and would be reluctant to follow an early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company’s shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  The Company cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained.  Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.  Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market.  These factors may have an adverse impact on the trading and price of our securities, and could even result in the loss by investors of all or part of their investment.

The Company’s common share price may be volatile.

The future trading price of the Company’s common shares may be volatile and may fluctuate substantially. The price of the common shares may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond the Company’s control and may not be directly related to its operating performance. These factors include the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	significant volatility in the market price and trading volume of securities of mineral exploration and mining companies;

●	changes in government regulations or regulatory policies with respect to mineral exploration and mining companies or in the status of our regulatory approvals;

●	actual or anticipated changes in earnings or fluctuations in operating results;

●	announcements by us or by our competitors of acquisitions or of new products, commercial relationships or capital commitments;

●	disruption to our operations or those of other sources critical to our operations;

●	the emergence of new competitors;

●	commencement of, or our involvement in, litigation;

●	dilutive issuances of our common shares or the incurrence of additional debt;

●	adoption of new or different accounting standards;

●	general economic conditions and trends and slow or negative growth of related markets;

●	loss of a major funding source; or

●	departures of key personnel.

Due to the continued potential volatility of the stock price, the Company may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from the business.

The sale of shares by our directors and officers may adversely affect the market price for our shares.

Sales of significant amounts of common shares held by our officers and directors, or the prospect of these sales, could adversely affect the market price of our common shares. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We have never paid or declared any dividends on our common shares.

We have never paid or declared any dividends on our common shares or preferred stock. Likewise, we do not anticipate paying, in the near future, dividends or distributions on our common shares. Any future dividends on common shares will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, our financial requirements for future operations and growth, and other facts as we may then deem appropriate.

Our Chief Executive Officer and one of our directors are also our two largest stockholders, and as a result they can exert control over us and have actual or potential interests that may diverge from yours.

George Glasier, our CEO, and Russell Fryer, one of our Directors, beneficially own, in the aggregate, over 48.2% of our common shares. As a result, these stockholders, acting together, will be able to influence many matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our stockholders of an opportunity to receive a premium for their common shares as part of a sale of our company and may affect the market price of our stock.

Furthermore, Mr. Glasier and Mr. Fryer may have interests that diverge from those of other holders of our common shares. As a result, Mr. Glasier and Mr. Fryer may vote the shares they own or control or otherwise cause us to take actions that may conflict with your best interests as a stockholder, which could adversely affect our results of operations and the trading price of our common shares. Through this control, Mr. Glasier and Mr. Fryer can control our management, affairs and all matters requiring stockholder approval, including the approval of significant corporate transactions, a sale of our company, decisions about our capital structure and the composition of our Board of Directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive offices are located at 700-10 King Street East, Toronto, Ontario, Canada M5C 1C3. We lease one office at that location, which contains approximately 100 square feet of office space.

1.	Sunday Mine Complex
2.	San Rafael
3.	Sage
4.	Dunn
5.	Pinon Ridge Mill*
6.	Hansen/Taylor Ranch
7.	Van #4
8.	Yellow Cat
9.	White Mesa Mill **

*Owned by Pinon Ridge Corporation (not owned by Western Uranium Corporation)

**Owned by Energy Fuels Resources Corporation (not owned by Western Uranium Corporation)

PROPERTIES

We have no proven or probable reserves. However, as a company incorporated in Canada we have provided below resources qualifying under National Instrument 43-101, for our Sunday Mines Complex and our San Rafael Uranium Project.

On September 16, 2015, in connection with the Black Range Transaction, the Company acquired additional mineral properties. The mining assets acquired through Black Range included assets in the states of Colorado, Wyoming and Alaska. None of these mining assets are operational at this time. As these properties have not formally established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mining properties acquired on August 18, 2014, included: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Yellow Cat Project located in eastern Grand County, Utah; The Farmer Girl Mine project located in Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado USA, and the Dunn Project located in San Juan County, Utah.

The Company’s mining properties acquired on September 16, 2015, include Hansen, North Hansen, High Park, Hansen Picnic Tree, Taylor Ranch and Boyer Ranch, located in Fremont and Teller Counties, Colorado. The Company also acquired the Jonesville Coal project located in Palmer Recording District, Alaska, the Keota project located in Weld County, Colorado, and Ferris Haggerty located in Carbon County, Wyoming.

The near term plan for the Company’s resources is to mine initially at the Sunday Complex. The Sunday Mine Complex is an advanced stage property with a significant drilling and production history. Mining and drilling occurred contemporaneously from the 1950’s through the mid 1980’s. From the 1980’s to the present, mining and drilling occurred only sporadically, typically when uranium or vanadium prices were high. The last mining interval was from 2006 to 2009, and based on the available records, only in 2009 did any drilling take place since mid-1980. Past operators have generated abundant geologic and mining data and there are open faces underground that show mineralized zones.

Near term exploration is not needed because the underground infrastructure has been already developed.

1.	Sunday Mines Complex

The Property

The Sunday Mine Complex is located in western San Miguel County and is part of the Uravan Mineral Belt. The property is situated 25 miles north of Dove Creek, Colorado, on the north flake of Disappointment Valley and portions of Big Gypsum Valley. Energy Fuels Resources (USA) Inc. (“EFR”) acquired the property in June 2012 from Denison Mines Corp. The complex consists of five individual mines with declines located along a two mile stretch of the southern side of Big Gypsum Valley, with underground workings extending generally south, with associated vents and surface facilities. The mines are, from east to west: Sunday, Carnation, Saint Jude, West Sunday, and Topaz. The mines were last actively mined from 2007 to 2009.

The property consists of 221 unpatented claims on public land managed by the U.S. Bureau of Land Management (“BLM”) Tres Rios Field Office, covering approximately 3,800 acres. The area covers parts of sections 10, 13, 14, 15, 23, 24, and 26 T44N R18W, and sections 18, 19, 20, and 30 T44N R17W. Total annual BLM claim maintenance fee are approximately $34,255 due September 1st each year. The Sunday Complex is approximately 75 miles from the White Mesa Mill and 50 miles from the proposed Piñon Ridge Mill in Paradox Valley. The property has access to grid power and has a natural underground source of water due to an aquifer. As a mine that has produced in the recent past, the Sunday Mine Complex has a robust infrastructure. The roads are all-weather, electric power is grid-tied, surface facility structures that meet Colorado State standards exist, and water is present. Neither exploration plans nor a mining plan have been prepared for the project and each of the five associated mining permits are in Temporary Cessation status.

GMG, Sunshine, and Patsun claims (totaling twenty claims in the northeast portion of the property) carry a 12.5% royalty on all ore produced.

Accessibility

The property is best accessed from Colorado. Access from Colorado is via State Highway 141 east out of Naturita, CO for about 3.7 mi (6 km) until the 141/145 Highway junction, then about 22.4 mi (36 km) south on Hwy 141, then about 6.2 mi (10 km) northwest on County Road 20R (Gypsum Valley Road). The State Highway 141 is a paved all-weather road and the County Road 20R is a gravel road passable in all but the worst weather.

History

The Sunday Mine Complex consists of six different mines. These are the Topaz, West Sunday, Sunday, St. Jude, Carnation, and the GMG. The mines have had a number of owners and operators. Maps and documents made available to the author show that the following companies have been involved in the all or parts of the property prior to WUC acquisition of the SMC in April 2014: Matterhorn Mining (1950’s-1960’s, Climax Uranium 1960’s, Union Carbide Corporation (UCC) 1970’s-1980’s, Atlas Minerals (1980’s), Energy Fuels Nuclear (early 1990’s), International Uranium Corp. (1990’s-2000’s), Denison Mines (USA) (2000’s), and Energy Fuels (2010’s). The documents are incomplete as so this list may be as well. Since UCC days, the ownership has been clear. In 1983 Union Carbide transferred its mineral interests to UMETCO, a wholly-owned subsidiary. For the sake of consistency, the name Union Carbide will be used even if technically the ownership was UMETCO at the time.

Records made available to the author by WUC and a search of public documents on-line indicates exploration drilling starting on the property in the early 1950’s. Two Defense Minerals Exploration Administration (DMEA) reports, one on the Sunday area and the other on the Topaz area, indicated some drilling and minor surface extraction had occurred by the mid 1950’s (DMEA, 1953 & 1956). Additionally, historic maps of the area show the Sunday mines in operation in the 1950’s (Denison Mines, 2008).

The records & anecdotal evidence indicate that from the mid-1960’s until the early 1980’s, the SMC produced material from relatively steady ongoing mining operations. These ceased in 1984 when Union Carbide closed their Uravan mill. Since then, the property has been idle, with the exception of brief periods in the late 1980’s when UCC mined for a short time during a spike in vanadium prices, in the mid-1990’s with International Uranium Corporation and another one in 2006-2009 when Denison Mines extracted ore from the mine. During all three periods, the ore was processed at the White Mesa Mill located just south of Blanding, UT.

Exploration and development drilling on the property was contemporaneous with the mining. The available database records show that at least 1,419 holes have been drilled on the property. This is an incomplete list, as an examination of the available maps and cross-sections show a number of holes that are not in the database. A best estimate for total distance drilled is about 850,100 ft (259,175 m). Anecdotal evidence and some maps also give evidence that underground long holes (test holes drilled from the mine workings anywhere from 50 ft (15 m) to 300 ft (91 m) long) were used extensively throughout the mined areas.

The 2-D digitized mine workings, done by Denison Mines show extensive stopping and drifting within parts of the SMC. Generational mime maps indicate that more mine workings exist than are shown in the digital database. A very conservative rough estimate of the linear mine workings based on the digital database is in excess of 50,000 ft (15,244 m) with many stopes. Figure 6.2.1 shows the known drill hole and mine working locations.

Based on the records and on field inspection, it is evident that the Property has a significant history of drill exploration and mine development.

Anthony R. Adkins, P. Geol., LLC was commissioned by Western Uranium to prepare an Independent Technical Report compliant with the Canadian National Instrument 43-101 on the Sunday Mine Complex Uranium (SMC) Project, an advanced-stage uranium property. The report was finalized on July 7, 2015 and filed on sedar.com on July 16, 2015.

The report states that the Sunday Mine Complex has Measured and Indicated Resources of 203,217 tons grading at 0.25% U3O8 containing 1,007,803 lbs U3O8 and Inferred Resources of 264,604 tons grading at 0.36% containing 1,906,081 lbs U3O8. This Technical Report resource is an historic estimate under NI 43-101. The historic mineral resource estimate was calculated by the area of influence method, which is a common way for resources in the Uravan Mineral Belt to be estimated.

The Sunday Mine Complex Technical Report filed by Western Uranium estimates mineral resources and not reserves. That report does not use categories other than “mineral resources” and “mineral reserves”, and the Sunday Mine Complex property was reported as having no reserve quality mineralization. There is no more recent or available data on the Sunday Mine Complex project resource than that of the Western Uranium Technical Report from 2015. In order to disclose the historic resource as current, the Company needs to have completed and filed an NI 43-101 technical report on sedar.com which includes discussion on the reasonable prospect for economic extraction of the mineral resource. A qualified person (as understood under NI 43-101) has not done sufficient work to classify the historical estimate as current mineral resources or mineral reserves, and the Company is not treating the historical estimate as current mineral resources or mineral reserves. In order to upgrade or verify the historical estimate provided by the Western Uranium Technical Report, the Company would have to engage a qualified person to, among other things, take account of any exploration or other work on the Sunday Mine Complex since the date of the historical estimate and otherwise produce a report under NI 43-101.

Project Geology

Geologically, the main hosts for uranium-vanadium mineralization in the Sunday Mine Complex are fluvial sandstone beds assigned to the upper part of the Salt Wash Member of the Jurassic Morrison Formation, with minor production coming from conglomeratic sandstones assigned to the lower portion of the Brushy Basin Member of the Morrison Formation. Mineralization from both members is present at the property, with the mine production coming from the Salt Wash Member. Beds generally strike NW-SE and dip SW, with some exceptions within fault bounded blocks adjacent to Big Gypsum Valley.

Restoration and Reclamation

Each of the mines are permitted separately with the DRMS and are considered to be in temporary cessation status. The mines and their permitted acres and reclamation bonds are, from east to west, the Sunday (60 acres, $297,926), Carnation (9.8 acres, $22,468), Saint Jude (9.8 acres, $47,700), West Sunday (12.1 acres, $85,036), and Topaz (30 acres, $94,791).

Permitting Status

The air permits for the site are currently being renewed with APCD. A Stormwater permit is in place with the WQCD and a Stormwater Management Plan is in effect. However, a mine water treatment plant will need to be permitted for treating mine water, as there is currently 55 million gallons of water in the lower portion of the mine where most of the remaining resource is located. This will require a discharge permit with the DWQC and revisions to the Plan of Operations, EPP, and one of the DRMS mine permits. Special Use Permits are also in place with San Miguel County, which mainly address road maintenance and transportation issues with some limitations in effect on when and how many trucks may be used for ore haulage to the mill.

Major permits currently in place at the Sunday Complex include:

●	Sunday 112d Mine Permit M-1977-285 (DRMS)

●	St. Jude 110d Mine Permit M-1978-039-HR (DRMS)

●	West Sunday 112d Mine Permit M-1981-021 (DRMS)

●	Carnation 110d Mine Permit M-1977-416 (DRMS)

●	Topaz 112d Mine Permit M-1980-055-HR (DRMS)

●	West Sunday Plan of Operations COC 52049 (BLM)

●	Sunday, St. Jude and Carnation Plan of Operations COC-53227 (BLM)

●	Resolution #1997-18 Mine Permit (San Miguel County)

●	Resolution 2007-34 Topaz and Sunday Expansion (San Miguel County)

●	Resolution 2008-41 Increased Ore Haulage (San Miguel County)

●	Road & Bridge Special Construction Permit (SCP) 06-14 (San Miguel County)

2.	San Rafael

The Property

The San Rafael Uranium Project land position is comprised of a contiguous claim block covered by 136 BM unpatented federal lode mining claims and 10 Hollie unpatented federal lode mining claims.

The San Rafael Project is located in the historic Tidwell District about 10 miles west of Green River, Utah. Most of the property is north of Interstate Highway 70 at the Hanksville exit.

Energy Fuels became operator of the San Rafael Project when it acquired Magnum Minerals in June 2009. It consisted of two core uranium deposits, the Deep Gold and the Down Yonder. In January 2011, EFR acquired the 10 Hollie claims from Titan Uranium. These claims covered the eastern portion of the Deep Gold deposit, greatly increasing resources. WUC acquired the property from Energy Fuels and currently holds the 146 claims in the project area.

The San Rafael Uranium Project is currently   being held as a property that is exploratory in nature with no identified reserves. Exploration and mining plans have not been prepared for the project. Western Uranium Corporation has not yet undertaken any development work at the property. Power and water sources have not yet been formally assessed.

Magnum’s acquisition of the claims and some of the data Magnum purchased encumbers the claims. This includes a 2% Net Smelter Return royalty to Uranium One, successor to Energy Metals for claims acquired by Magnum as earn-in to a JV, and a 2% net sales price royalty to Kelly Dearth on the BM claims. There is no royalty on the Hollie claims.

The unpatented claims are located on approximately 2,900 acres of land administered by the U.S. Bureau of Land Management in sections 13, 14, 23, 24, 25, 26, and 35, T21S, R14E, SLPM, Emery County, Utah. Holding cost $22,630 due to BLM for claim maintenance fees prior to September 1 each year. The San Rafael Project is located approximately 152 miles from the White Mesa Mill at Blanding, Utah. It would be about 139 miles to the Pinon Ridge mill proposed by EFRC near Naturita, Colorado.

Accessibility

The property is located on the eastern side of the San Rafael Swell in east-central Utah, approximately 140 air miles southeast of Salt Lake City. The little desert community of Green River, Utah is located about ten miles to the east. In a general sense the San Rafael Uranium Project property position lies within a wedge shaped area, roughly bound along its northeast edge by US Highway 6-50 and along its southeast edge by Interstate 70.

Concerning additional local access features, U.S. Highway 6-50 crosses just north of the greater San Rafael Uranium Project area in a northwesterly direction and is roughly paralleled by the regional railroad line. Access to the property is generally good year around, except for periods of heavy snowstorms during December through February and increased monsoon rains and summer cloudburst storms during August through October. Access for drilling and other exploration activity is excellent, except during occasional heavy rainy periods which can create heavy flash flooding and roads mudding-up and becoming impassable.

History

The Deep Gold deposit was originally discovered by Continental Oil Company (Conoco) and Pioneer Uravan geologists in the late 1960s and 1970s to early 1980s, respectively. Exploration drilling was conducted just east of the core of the Tidwell Mineral Belt and north-northeast of the Acerson Mineral Belt. The area containing the deposits was considered to contain highly prospective paleo trunk stream channel trends. Some of the larger historic producing mines in the area were Atlas Minerals’ Snow, Probe, and Lucky Mines. The deposit in the San Rafael Project is an open concordant, channel-controlled, sandstone-hosted, trend type, with mineralization hosted in the upper sandstone sequence of the Salt Wash Member of the Upper Jurassic Morrison Formation.

In addition to Conoco, Pioneer Uravan, and Atlas Minerals, the US Atomic Energy Commission (AEC) and other companies (Union Carbide, Energy Fuels Nuclear, and others) conducted exploration drilling and mining in the area. Some of these companies performed historic resource estimates on the Deep Gold deposits, but, they are not considered compliant with NI 43-101 standards. These resource estimates are of historical importance, were generated by senior mining companies with significant uranium exploration and production experience and are considered as relevant checks to this updated Technical Report.

Depth to mineralization at the Deep Gold deposit in Section 23 averages 800 feet, with hole depths averaging approximately 1,000 feet. Magnum purchased and otherwise acquired most of the available historic exploration data produced by the previous operators. A 100 hole, 100,000 foot drilling program is warranted to discover and define additional uranium resources. Total cost for this work would be $US 1.3 million to $US 1.5 million, based on an all-inclusive cost of $US 15/foot.

The Tidwell Mineral Belt and the San Rafael Uranium District have been the sites of considerable historic exploration drilling and production, with over 4 million pounds of uranium and 5.4 million pounds of vanadium produced. Production from the Snow, immediately up dip of the Deep Gold deposit, which produced for nine years, starting in March 1973 and ending in January, 1982 consisted of 650,292 pounds of U3O8 contained in 173,330 tons of material at an average grade of 0.188% U3O8 (Wilbanks, 1982).

O. Jay Gatten, P. Geol., LLC was commissioned by Western Uranium to prepare an Independent Technical Report compliant with the Canadian National Instrument 43-101 on the San Rafael Uranium Project (including the: Deep Gold Uranium Deposit and the Down Yonder Uranium Deposit), an advanced-stage uranium property. The report was finalized on November 19, 2014 and filed on sedar.com on November 20, 2015.

The filed Technical Report states that the Deep Gold deposit of the San Rafael Project comprises a historic indicated uranium resource of 475,000 tons grading at 0.25% U3O8 containing 2,415,300 lbs U3O8 and a historic inferred Mineral Resource of 92,350 tons grading at 0.32% U3O8 containing 587,800 lbs U3O8. This Technical Report resource is an historic estimate under NI 43-101. The historic mineral resource estimate was calculated by using polygonal and statistical methods. Both methods have been successfully applied in the evaluation of resources at many prospects and operating mines within the Salt Wash sandstone uranium deposits.

The San Rafael Uranium Project Technical Report filed by Western Uranium estimates mineral resources and not reserves. That report does not use categories other than “mineral resources” and “mineral reserves”, and the San Rafael Uranium Project property was reported as having no reserve quality mineralization. There is no more recent or available data on the San Rafael Uranium Project resource than that of the Western Uranium Technical Report from 2014. In order to disclose the historic resource as current, the Company needs to have completed and filed an NI 43-101 technical report on sedar.com which includes discussion on the reasonable prospect for economic extraction of the mineral resource. A qualified person (as understood under NI 43-101) has not done sufficient work to classify the historical estimate as current mineral resources or mineral reserves, and the Company is not treating the historical estimate as current mineral resources or mineral reserves. In order to upgrade or verify the historical estimate provided by the Western Uranium Technical Report, the Company would have to engage a qualified person to, among other things, take account of any exploration or other work on the San Rafael Uranium Project since the date of the historical estimate and otherwise produce a report under NI 43-101.

Project Geology

Geologically, the main hosts for uranium-vanadium mineralization in the San Rafael Project are the fluvial sandstone beds assigned to the upper part of the Salt Wash Member of the Jurassic Morrison Formation.

Restoration and Reclamation

All exploration permits have been terminated and all bonds released. An EA was completed by BLM in 2008 for drilling up to 150 holes. A large area has been surveyed for cultural and paleontological resources which would expedite future exploration permits. No mine permitting activities have yet occurred.

Permitting Status

All exploration permits have been terminated and all bonds released. An EA was completed by BLM in 2008 for drilling up to 150 holes. A large area has been surveyed for cultural and paleontological resources which would expedite future exploration permits. No mine permitting activities have yet occurred.

3.	Sage

The Property

On July 1, 2014 PRM concluded a deal with EFR to acquire 44 contiguous unpatented mining claims on the Utah side of the Colorado-Utah state line at the head of Summit Canyon at the south end of the Uravan Mineral Belt.

The 94 unpatented claims are located on approximately 1,942 acres land administered by the U.S. Bureau of Land Management in sections 34 and 35, T32S, R26E, SLPM, San Juan County, Utah and sections 25 and 26, T43N, R20W, NMPM, and sections 19, 29, 30, 31, and 32, T43N, R19W, NMPM San Miguel County, Colorado.  Holding cost is $14370 due to BLM for claim maintenance fees prior to September 1 each year. The Sage Project is located approximately 56 miles from the White Mesa Mill at Blanding, Utah.  It would be about 78 miles to the Piñon Ridge mill proposed by Pinon Ridge Corporation near Naturita, Colorado. The property has access to grid power, however, no source of industrial water has yet been identified. The Sage Mine Project is currently being held as a property that is exploratory in nature with no identified reserves. Exploration and mining plans have not been prepared for the project. Western Uranium Corporation has not yet undertaken any development work at the property.

Accessibility

The Sage Plain Project property can be accessed from the north, south, and east on paved, all-weather county roads. The nearest towns with stores, restaurants, lodging, and small industrial supply retailers are Monticello, Utah, 26 road miles to the west, and Dove Creek, Colorado, 20 road miles to the southeast. Larger population centers with more supplies and services are available farther away at Moab, Utah (61 road miles to the north) and Cortez, Colorado (54 road miles to the southeast).

U.S. Highway 491 connects Monticello, Utah to Dove Creek and Cortez, Colorado. There are two routes north from this highway to the project. At one mile west of the Colorado/Utah state line (16 miles east of Monticello or 10 miles west of Dove Creek), San Juan County Road 370 goes north for 10 miles to the Calliham Mine portal site drive way. The mine portal is one-half mile east of Road 370, on a private road. An alternate route is to turn north on Colorado Highway 141(2 miles west of Dove Creek) for 9.5 miles to Egnar, Colorado, then turn west on San Miguel County. Road H1 for 1.2 miles before intersecting San Juan County Road 370. Road 370 would be taken north for 4 miles to the Calliham Mine portal site driveway. Road H1 from Egnar would also be used if one was traveling to the project on Highway 141 from farther north in Colorado, such as Naturita, Colorado (a total of 62 miles away).

History

The property includes the historic producing Sage Mine and boarders the famous Deremo Mine and the Calliham Mine (combined historic production of over 8 million lbs. U3O8 and 70 million lbs. V2O5). The uranium-vanadium deposits occur in the upper and middle sandstones of the Salt Wash Member of the Morrison Formation.

WUC is in possession of historic mine and drill maps. About 200 historic holes were drilled on the claims at the Sage Mine. A considerable, but unknown amount of drilling occurred historically on the eastern (Colorado) part of the claims along the benches of Summit and Bishop Canyons. Historic production from several small mines occurred on the Colorado claims (Red Ant, Black Spider, etc.).

The Sage Mine was developed, operated, and permitted by Atlas Minerals in the 1970s. It closed in 1982 and was ultimately sold and the permit transferred to Butt Mining Company under a Small Mine NOI. Jim Butt operated the mine for a short time in the early 1990s when vanadium prices were high; however, the mine has been idle since that time.

In the fall of 2011, Colorado Plateau Partners drilled seven holes totaling 4,873 feet at the Sage Mine property to confirm historic map data and explore for a possible east-west channel connecting the mine to a mineralized body to the west. The drilling was successful in meeting the objectives of confirming the accuracy of the historic data and verifying a historically defined mineralized body. One hole exploring a possible mineralized trend connecting the mine to the western mineralized body intercepted 2.0 feet of 0.407% eU3O8. Another hole intercepted mineralization greater than 1.0 foot of 0.16% eU3O8.

Prior to the WUC acquisition of the Sage Mine property, Energy Fuels, Colorado Plateau Partners (a Joint Venture between Energy Fuels and Lynx-Royal) completed a NI 43-101 Technical Report on the Sage Plain Project (Technical Report on Colorado Plateau Partners LLC (Energy Fuel Resources Corporation/Lynx-Royal JV) Sage Plain Project, San Juan County, Utah and San Miguel County, Colorado by Douglas C. Peters, Certified Professional Geologist, Peters Geosciences Golden, Colorado December 16, 2011) (the “Sage Mine Energy Fuels Technical Report”).

The report stated that the Sage Mine portion of the Colorado Plateau Partners properties has resources in the combined Measured and Indicated categories of ~100,000 tons containing 459,640 lbs U3O8 grading at 0.23%, plus Inferred Resources of 41,280 tons containing 122,265 lbs U3O8 grading at 0.15%. The Sage Mine Energy Fuels Technical Report resource is an historic estimate under NI 43-101.

The historic mineral resource estimate was calculated by a modified polygonal method. The Sage Mine area had drill spacing of 50-150 feet. At locations where drifting or stopping has removed portions of polygons, appropriate reductions to the resources assigned in those polygons were made. Mining assumptions were used in determining a cutoff grade for the resource estimates. The minimum mining thickness for this type of deposit is considered to be 2 feet. Uranium resource grades of 0.00% were used to dilute any intercept less than 1 foot of to meet the 2 feet minimum.

The Sage Mine Energy Fuels Technical Report filed by Colorado Plateau Partners estimates mineral resources and not reserves. That report does not use categories other than “mineral resources” and “mineral reserves”, and the Sage Mine property was reported as having no reserve quality mineralization. There is no more recent or available data on the Sage Mine project resource than that of the Energy Fuels Technical Report from Colorado Plateau Partners. In order to disclose the historic resource as current, the Company needs to have completed and filed an NI 43-101 technical report to sedar.com. A qualified person (as understood under NI 43-101) has not done sufficient work to classify the historical estimate as current mineral resources or mineral reserves, and the Company is not treating the historical estimate as current mineral resources or mineral reserves. In order to upgrade or verify the historical estimate provided by the Sage Mine Energy Fuels Technical Report, the Company would have to engage a qualified person to, among other things, take account of any exploration or other work on the Sage Mine since the date of the historical estimate and otherwise produce a report under NI 43-101.

Energy Fuels submitted an Exploration NOI to the BLM in March 2013 for the site thereby establishing a nominal permit for the facility. Permitting for mine expansion was started in 2012, but was discontinued due to other priorities. This work included installing 3 monitoring wells around a proposed portable water treatment plant (exploration permit E/037/0188; bond $16,020) and conducting baseline studies (archeology, biology, groundwater). Eight baseline groundwater sampling events have been completed, which will allow for submittal of a complete groundwater discharge permit application to DWQ. The Sage Mine Energy Fuels Technical Report resource provides an historic estimate. The Company has a high degree of confidence in the referenced NI 43-101 Technical Report which references the Company’s Sage Project.

Other than offsetting some of the historic drill holes and use of gamma logs where available, no verification of the historical data has been conducted. No core is available at the present time from the earlier exploration or production work.

It was Douglas C. Peter’s (author of the referenced NI 43-101 Technical Report) opinion that the uranium and vanadium data from drilling in 2011 and from historical information on analyses and down hole probing were adequate for the purposes of that technical report and for basic resource estimation using those data.

Project Geology

The Sage Plain and nearby Slick Rock and Dry Valley/East Canyon districts uranium vanadium deposits are a similar type to those elsewhere in the Uravan Mineral Belt. The location and shape of mineralized deposits are largely controlled by the permeability of the host sandstone. Most mineralization is in trends where Top Rim sandstones are thick, usually 40 feet or greater.

The Sage Plain District appears to be a large channel of Top Rim sandstone which trends northeast, as one of the major trunk channels that is fanning into distributaries in the southern portion of the Uravan Mineral Belt. The Calliham/Crain/Skidmore (Calliham Mine) and Sage Mine deposits, as well as nearby Deremo and Wilson/Silverbell mines appear to be controlled by meandering within this main channel.

The Morrison sediments accumulated as oxidized detritus in the fluvial environment. During early burial and diagenesis, the through-flowing ground water within the large, saturated pile of Salt Wash and Brushy Basin material remained oxidized, thereby transporting uranium in solution. When the uranium-rich waters encountered the zones of trapped reduced waters, the uranium precipitated. Vanadium may have been leached from the detrital iron-titanium mineral grains and subsequently deposited along with or prior to the uranium.

The thickness, the gray color, and pyrite and carbon contents of sandstones, along with gray or green mudstone, were recognized by early workers as significant and still serve as exploration guides. Much of the Top Rim sandstone in the Sage Plain Project area exhibits these favorable features; therefore, portions of the property with only widely spaced drill holes hold potential. However, without the historic drill data, it cannot be determined where sedimentary facies are located (e.g., channel sandstones thin and pinch-out, or sandstone grades and interfingers into pink and red oxidized sandstone and overbank mudstones). Furthermore, locations of interface zones of the oxidized and reduced environments are hard to predict. Until more historic data are obtained and/or more drilling occurs on the property away from the historic mines, these outlying areas remain exploration targets.

Restoration and Reclamation

An exploration bond is posted with the Utah Division of Oil Gas and Mining for the amount of $30,993.

Permitting Status

Although the mine is permitted (S/037/0058) and bonded ($30,993) for reclamation with the Utah Division of Oil Gas and Mining, it is not permitted for mining. Because of its location on BLM managed land, an Environmental Assessment will need to be prepared for the site by a third-party contractor once a Plan of Operations is submitted for the mine operation. An amendment to the Small Mine Reclamation NOI will also be needed with Utah Division of Oil Gas and Mining to allow for mine expansion.

Existing permits include:

Small Mine Reclamation permit with the Utah Division of Oil Gas and Mining.

Basis of Disclosure

The scientific and technical information provided in this Form 10-K on the Sage Mine, as well all data and exploration information reported in this Form 10-K on the Sage Mine, is based on the information reported in the Sage Mine Energy Fuels Technical Report.

4.	Dunn

The Property

The 11 unpatented claims are located on approximately 220 acres of land administered by the BLM in sections 14 and 15, T32S, R25E, SLPM, San Juan County, Utah. The Dunn is located approximately 55 miles from the White Mesa Mill at Blanding, Utah. It would be about 85 miles to the Piñon Ridge mill proposed near Naturita, Colorado. Holding costs of the 11 claims will be $1,705 due to BLM before September 1 each year.

The Dunn Project is currently being held as a property that is exploratory in nature with no identified reserves. Exploration and mining plans have not been prepared for the project. Western Uranium Corporation has not yet undertaken any development work at the property. Power and water sources have not yet been formally assessed.

Accessibility

The property lies in Bear Trap Canyon, a tributary at the head of East Canyon. This is midway between the EFR Rim Mine and the Calliham/Sage mine area. Access to the Dunn project is from West Summit Road (San Juan County Road 313), 10.8 miles north of the junction with U.S. Highway 491. West Summit Road is a two-lane paved road that is well maintained year round. At 10.8 miles, a graveled Class D County Road (unnamed), spurs off of West Summit Road, passes through the leased lands and terminates at the Dunn Portal at approximately 2.1 miles from the spur. The nearest town to the Dunn project is Monticello, Utah which is approximately 65 miles away. The closest commercial airport facilities are located in Cortez, Colorado, approximately 65 miles to the southeast, and Moab, Utah approximately 65 miles to the northwest; both airports have daily commercial flights to-and-from Denver International Airport.

History

The first discovery of uranium-vanadium mineralization within close proximity to the Dunn project was by Homestake Mining Company in the late 1960s at what would eventually become the Wilson Mine 4 miles to the east. Mineralization associated with the Dunn mine was discovered by Gulf Oil Corporation in the late 1960s, which was subsequently acquired by Homestake, followed by Atlas Minerals in the 1970’s. Between 1975 and 1983 Atlas completed 243 drill holes at the Dunn project with an average total depth of 724 feet. By 1981, Atlas had delineated a resource that could justify the construction of a 3,825 foot decline. The decline successfully reached the perimeter of delineated mineralization, but before any production-mining, Atlas ceased operations in 1983 when faced with financial setbacks that required them to divert funds.

In July, 2013, Energy Fuels Resources acquired the Dunn Mine property from American Strategic Minerals Corporation and Kyle Kimmerle.

Project Geology

The Dunn project occurs on structurally unaffected terrain between the gently folded Boulder Knoll anticline to the southwest and the more prominent salt-cored Lisbon Valley anticline to the northeast. The strata beneath the project are relatively flat, and no major faults or folds are expected to disrupt bedding or unit contacts.

Uranium-vanadium mineralization at the Dunn is hosted in the Salt Wash Member of the Jurassic Morrison formation which occurs at approximately 500 to 750 feet below the surface. The average depth to the mineralized sandstones within the Salt Wash Member is 650 feet from the surface.

The primary uranium mineral is uraninite with minor amounts of coffinite. The primary vanadium mineral is Montroseite.

Restoration and Reclamation.

No liabilities currently exist.

Permitting Status

No permits currently exist.

Basis of Disclosure

The scientific and technical information provided in this Form 10-K on the Dunn Project American Strategic Mineral Corporation is based on information provided in a NI 43-101 Technical Report prepared by American Strategic Minerals Corporation (the previous owner of the Dunn Project) entitled Technical Report on American Strategic Minerals Corporation’s Dunn Project, San Juan County, Utah by Dr. David A. Gonzales, PhD, PG, Durango, Colorado March 23, 2012. Mr. Gonzales is a qualified person for purposes of NI 43-101. However, none of the data, other exploration information or other results reported in that report are being incorporated into this Form 10-K.

6.	Hansen/Taylor

The Property

Within the Project area, Black Range has mining agreements, owns fee minerals, holds options to purchase fee mineral rights, holds federal unpatented mining claims and mineral leases with the State of Colorado, and has in place surface access agreements, including:

- 2 x private Mineral Leases

- 1 x State Mineral Leases (UR3324)

- 2 x options to purchase 100% of the Hansen and Picnic Tree Deposits

- 108 Federal unpatented mining claims

The Hansen/Taylor Ranch Project is currently being held as a property that is exploratory in nature with no identified reserves. Neither exploration plans nor a mining plan exist for the project. Black Range Minerals has not undertaken development work at the property since groundwater well installation in 2013. Power and water sources have not yet been formally assessed.

Accessibility

The Project is located in Fremont County, in South Central Colorado approximately 30 miles northwest of the city of Canon City. Canon City is the closest population center, and had a population of 16,400 in 2010. The largest metropolitan area in close proximity to the Project is Colorado Springs which is located approximately 46 miles northeast of Canon City and has a population of approximately 416,000. Figure 1 shows the locations of these population centers with respect to the Project.

For ground travel, Canon City is best accessed from Denver/Colorado Springs via I-25 south to State Highway 115 which intersects Highway 50 just east of Canon City. For air travel, alternatives include the Colorado Springs Municipal Airport (COS), which is a 16-gate facility served by 14 airlines and Denver’s International Airport (DEN), which is 149 miles from Canon City. There is a small airport, Fremont County Airport (CNE), located in Canon City, which is open to private flights. The property has access to grid power; however, no source of industrial water has been identified yet.

History

Uranium mineralization was discovered in the Tallahassee Creek District in 1954 by two groups of prospectors. Between 1954 and 1972, 16 small open pit and underground mines were operated in the district. Discoveries, and most producing mines and production were in the Tallahassee Creek Conglomerate, with one mine, the Smaller Mine, producing from the Echo Park Formation. Exploration efforts were minimal until Rampart Exploration Company (Rampart), under contract to Cyprus, explored the Taylor Ranch area beginning in 1974 and discovered the Hansen Uranium Deposit along with other uranium deposits in the district. Cyprus took the Hansen and Picnic Tree deposits through a positive final feasibility analysis in 1980 for an open-pit mining and conventional uranium milling operation, and secured all necessary operating permits in 1981. The collapse of the uranium market led to Cyprus abandoning the project which lay dormant until Black Range Minerals began activities in late 2006.

Black Range Mineral’s Taylor Ranch Project, CO, consists of a combination of private, BLM and State Section minerals, and private, BLM and State Section surface rights. Ownership of the private minerals and surface has mainly been by local ranchers. Western Nuclear held a portion of the property briefly in 1968. Cyprus gained control of mineral and surface rights during the period 1975-1978.

In 1993, Cyprus sold their Tallahassee Creek holdings to Noah (Buddy) and Diane Taylor who had managed ranching activities on the property. The Taylors were not able to make the final payment to Cyprus and sold the southern portion of their holdings which included the Hansen and Picnic Tree deposits to New Mexico and Arizona Land (now NZ Minerals) in 1996 who, in 1998, sold the property to South T-Bar Ranch, a subsidiary of Colorado developer Land Properties, while reserving a 49% interest in the minerals.

This part of Cyprus’ prior holdings was subdivided, mainly into 35-acre parcels. Beginning in December 2006, through various purchases, leases and option agreements, Black Range Minerals has obtained mineral rights to most of the original Cyprus holdings.

Prior to the Hansen/Taylor Project being acquired by WUC, a mineral resource for the Hansen/Taylor Ranch Project for Black Range Minerals Limited. Black Range Reported a JORC compliant indicated uranium resource of 29,730,000 tons grading at 0.063% U3O8 containing 37,480,000 lbs U3O8 and an inferred uranium resource of 43,681,000 tons grading at 0.058% U3O8 containing 50,443,000 lbs U3O8. This historic resource estimate was originally reported to Black Range Minerals Limited by Tetra Tech in four resource memos (collectively, the Tetra Tech Reports): 1) High Park Kriging Resources – Taylor Ranch Uranium Project, April 25, 2008; 2) North Hansen, Boyer Kriging Resources – Taylor Ranch Uranium Project, April 29, 2009; 3) Technical Memorandum – Boyer, Hansen and Picnic Tree Area Kriging Resources – Taylor Ranch Uranium Project, August 24, 2009; and 4) Technical Memorandum – Boyer, Hansen and Picnic Tree Area Kriging Resources – Taylor Ranch Uranium Project (Updated 2010), August 12, 2010. These memos were originally prepared by Rex Bryan of Tetra Tech, a qualified person under NI 43-101. The results reported in the Tetra Tech Reports are historical estimates under NI 43-101.

There is high confidence in the geologic interpretation of the historic Black Range Minerals resource provided in the Tetra Tech Reports. The deposit is stratified and laterally consistent drill hole logging and surface mapping supports this conclusion. The data source for geologic interpretation is primarily drill hole logs and surface mapping. The model currently assumes minimal post mineralization faulting. Deposit domains were confined by corresponding geologic units. Continuity of geology is on a regional sedimentary scale and is regular. Grade continuity is subject to deposition of carbonaceous material and oxidation reduction interfaces of palaeo-groundwater carrying mobilized uranium. Commonly accepted multi-pass kriging methods were used to estimate the mineral resources. Uranium domains were modeled using wireframe solids, resources were quantified outside the solids with drastically reduced search ranges. Estimates were checked and compared to historic estimates. Blocks were sized as a tradeoff between mineralized shapes and general mining selectivity. The block heights are four to six times the half foot sample collection but block lengths and widths are several times smaller than the drill spacing in order to adequately fit the mineralized shapes. It is assumed that due to the soft sedimentary nature of the mineral zone, good selectivity can be achieved.

The historic Black Range Minerals resource reported in the Tetra Tech Reports uses JORC indicated and inferred resource categories and does not contain reserves. That report does not use categories other than “mineral resources” and “mineral reserves”. There are no more recent estimates or data available to WUC or Black Range Minerals. In order to verify this estimate, the Company would need to prepare a NI 43-101 Technical Report to disclose the mineral resources as current. This would involve, among other things verifying the results under NI 43-101 standards and potentially conducted new or additional analyses under NI 43-101 standards, as well as taking into account any exploration or other work conducted on this property since the latest of the Tetra Tech Reports. A qualified person (as defined under NI 43-101) has not completed sufficient work to classify this historical estimate as current under that rule, and the Company is not treating this historical estimate as current.

Project Geology

The deposits that make up the Project are tabular sandstone deposits associated with redox interfaces. The mineralisation is hosted in Tertiary sandstones and/or clay bearing conglomerates within an extinct braided stream, fluvial system or palaeo channel. Mineralisation occurred post sediment deposition when oxygenated uraniferous groundwater moving through the host rocks came into contact with redox interfaces, the resultant chemical change caused the precipitation of uranium oxides. The most common cause of redox interfaces is the presence of carbonaceous material that was deposited simultaneously with the host sediments. In parts of the Project the palaeochannel has been covered by Tertiary volcanic rocks and throughout the Project basement consists of Pre-Cambrian plutonics and metamorphic rocks. The volcanic and Pre-Cambrian rocks are believed to be the source of the uranium.

Restoration and Reclamation.

BRM has a bond of $154,927 with the DRMS covering exploration activities for the project.

Permitting Status

The project currently has an exploration permit through the Colorado Division of Reclamation, Mining and Safety as well as a Conditional Use Permit with the Fremont County Planning and Zoning Department.

Basis of Disclosure

The scientific and technical information provided in this Form 10-K on the Hansen/Taylor Ranch Project, as well all data and exploration information reported in this Form 10-K on the Hansen/Taylor Ranch Project, is based on the information reported in the Tetra Tech Reports.

Non - Material Properties

7.	Van #4

The Property

The Van#4 is located in the Uravan Mineral Belt on Monogram Mesa in Montrose County, Colorado. The property had been held by Denison and its predecessors for many years. The property consists of 80 unpatented mining claims covering the mine site and long-known deposit to the east, plus two large claim groups to the north, east, and south with exploration potential.

The 80 unpatented claims are located on approximately 1,900 acres land administered by the U.S. Bureau of Land Management in sections 27, 28, 29, 33, and 34, T48N, R17W, NMPM, and some in section 3, T47N, R17W, Montrose County, Colorado. The Van#4 Mine is located approximately 112 miles from the White Mesa Mill at Blanding, Utah.  It would be about 10 miles to the Piñon Ridge mill near Naturita, Colorado. The Holding costs of the 80 claims will be $12,400 due to BLM before September 1 each year. There are no royalties encumbering these claims.

The property includes the Van#4 shaft and associated surface facilities, which need renovation. The mine is connected to the Ura decline on claims in Bull Canyon to the southwest, not owned by WUC. It has been on standby for many years. Denison completed reclamation of two of the ventilation holes in 2008 and 2010. The property has access to grid power; however, no source of industrial water has been identified yet. The Van 4 mine is currently being held as a property that is exploratory in nature. Exploration and mining plans have not been prepared for the project and the mine permit is in Temporary Cessation status. Western Uranium Corporation has not yet undertaken any development work at the property. Power and water sources have not yet been assessed.

Accessibility

The Van#4 mine is accessible via Montrose County Roads year round.

History

The Van#4 was initially permitted in the late 1970s and early 1980s by Union Carbide as part of a number of small mines named the Thunderbolt Group. Energy Fuels Nuclear, Inc. (EFN) acquired the mine in 1984 and then transferred the mine and permits to International Uranium Corporation (IUC) in 1997. IUC re-permitted the mine with DRMS (then known as the Division of Minerals and Geology) in 1999 because the previous permit had included other mines in the area that were not acquired by IUC.  Mine Permit M-1997-032 with DRMS is currently in good standing and bonded for $75,057. Amendment AM-1, which incorporated the approved EPP, was issued on May 30, 2012. The permit has been transferred over the years from IUC to Denison Mines (USA) Corp. to Energy Fuels Resources (USA) Inc. and now to WUC by way of PRM.

Project Geology

The uranium-vanadium deposits occur in the upper and middle sandstones of the Salt Wash Member of the Morrison Formation. Deposits in this part of the Uravan Mineral Belt have a moderate V2O5: U3O8 ratio. WUC is in possession of much historic mine and drill data (former Union Carbide/Umetco property), as well as up-to-date mine maps.  Denison drilled most recently (summer 2008) 21 wide-spaced exploration holes in sections 27 and 34. All have been reclaimed and the permit terminated.

Restoration and Reclamation.

There is a reclamation bond held by the Colorado DRMS for $75,057.

Permitting Status

Permit compliance is currently limited to an annual stormwater inspection; stormwater improvement work was completed in 2010 and 2012. The air permit with APCD was recently allowed to lapse, as the company does not have any immediate development or operation plans for the mine. The mine does not have EPA approval for radon emissions; however, this approval may not be needed to restart mining, as the life-of-mine production will likely be less than 100,000 tons. The DRMS mining permit was put into Temporary Cessation in February, 2014. Existing major permits at the mine include:

●	BLM Plan of Operations COC-62522 (same as DRMS Permit M-97-032)

●	DRMS 110d (Small Mine, DMO) Mine Permit M-97-032

8.	Yellow Cat

The Property

The Yellow Cat property is located in eastern Grand County, Utah. The property is situated 23 miles north of Moab, Utah, and approximately 5 miles south of I-70 between Thompson and Crescent Junction.

Pinon Ridge Milling, LLC, a subsidiary of Western Uranium Corporation (WUC) owned two State Leases and the Ethan claims, and acquired the other portions in July 2014 from Energy Fuels Limited.

The property consists of 85 unpatented claims on public land managed by the BLM Moab Field Office and three Utah State Leases; in total covering approximately 4,660 acres. The area covers parts of sections 25, 26, 27, 34, 35, and 36 T22S R21E, sections 30 and 32 T22S R22E, and sections 1 and 2 T23S R21E. Total annual BLM claim maintenance fee are approximately $13,175 due September 1st each year. Utah State Leases total $4,340 per year. The Yellow Cat property is approximately 125 miles from the White Mesa Mill and 105 miles from the proposed Piñon Ridge Mill in Paradox Valley.

The three Utah State Leases carry a royalty of 8% on uranium and 4% on vanadium due to Utah.

The Yellow Cat Project is currently being held as a property that is exploratory in nature with no identified reserves. Neither exploration plans nor a mining plan have been prepared for the project. Western Uranium Corporation has not yet undertaken any development work at the property. Power and water sources have not yet been formally assessed.

Accessibility

The center of the mining claims can be accessed via traveling east from Thompson, Utah, on interstate 70 for 5 miles until exit 193. Drive south on BLM 163 for 6.3 miles until you see a turn onto BLM 146. In 2.4 miles you will be in the center of the BLM claims for this property.

History

This entire Yellow Cat area was extensively drilled in the 1940’s and 1950’s by the AEC. Historic drilling by Pioneer Uravan identified a moderate-sized deposit in the Salt Wash on the property. Approximately 571,000 lbs. of U3O8 has historically been produced from the district. The deposit was accessed by the Ringtail Shaft which has since been reclaimed.

Project Geology

The Ringtail Shaft on the property is collared in the Brushy Basin Member of the Salt Wash Formation, with Burro Canyon and Dakota Sandstone forming gentle ridges to the north. The maximum depth from surface to the deposits is 800 feet in northern portion of the property and lessens to the south. The uranium-vanadium deposits are hosted in the fluvial sandstones of the Salt Wash. The mineralization is primarily in sandstone lenses in the middle portion of the Salt Wash, which displays the favorable criteria typical of the Uravan Mineral Belt.

Restoration and Reclamation.

There are no current exploration permits or liabilities on the property.

Permitting Status

There are no current exploration permits or liabilities on the property.

OTHER

Ferris Haggerty

The Property

A reclamation liability remains at this Wyoming copper project. No leases or land use remain. The Ferris Haggarty project is a reclamation-only project.

Accessibility

The reclamation project is accessible 4 to 6 months out of the year due to snow and closed access. Take Wyoming Highway west from Encampment, Wyoming for approximately 11 miles. Once across the divide, to the northeast there is a pullout for Medicine Bow National Forest recreation. Follow 4 wheel drive route 412 (Continental Divide Trail) for approximately 5 miles to the Haggerty creek watershed. Turn southwest onto a steep 4 wheel drive rout and travel for approximately 1.5 miles until you are at the property.

History

The Ferris-Haggerty Mine Site was one of the richest components of the Grand Encampment Mining District in Carbon County, Wyoming. The site was first exploited by Ed Haggerty, a prospector from Whitehaven, England, in 1897, when he established the Rudefeha Mine on a rich deposit of copper ore. Haggerty was backed by George Ferris and other investors, of whom all but Ferris dropped out. The partners sold an interest to Willis George Emerson, who raised investment funding for improvements to the mine. These facilities included a 16-mile (26 km) aerial tramway from Grand Encampment over the Continental Divide to the smelter in Encampment and a 4-mile (6.4 km) pipeline to the mine. The mine's assets were eventually acquired by the North American Copper Company for $1 million. By 1904 the mine had produced $1.4 million in copper ore, and was sold to the Penn-Wyoming Copper Company. However, even with copper prices peaking in 1907, the company had difficulty making a profit from the remove mine site. The company was over-capitalized and under-insured, and was suffered devastating fires at the mine site in March 1906 and May 1907 which halted production. Business disputes and a fall in copper prices prevented re-opening of the mine even after it was rebuilt. Machinery was salvaged after a foreclosure in 1913. A total of $2 million in copper ore was extracted from the mine during its life.

Project Geology

The Deposit is a tabular injection of magmatic metal differentiation product at the margins of an ultramafic intrusive of early Archean age (2.2 billion years ago). This intrusive was injected into pre-existing high silicious sandstones and shales of massive thickness (+2,000 ft). Mineralization at the Ferris-Haggarty mine consists of disseminated pyrite and chalcopyrite grains that occur along bedding planes of the host quartzite. However, the massive ore body mined at the Ferris-Haggarty was described by Spencer (1904) to lie along quartzite-Schist contacts and to cross cut foliation. Based on the historic description, the ore may have been remobilized from the host quartzite during regional metamorphism and emplaced along the quartzite-schist contact by way of permeable fractures. The impermeable hanging wall schist may have formed a natural barrier to the ore solutions and produced an unusually rich ore body.

Restoration and Reclamation

We must get grass to grow on the drill pad disturbance areas from drilling which took place in 2007. These drill pads are located at 10,000 feet above sea level on the north face of a mountain on the Continental Divide.

A $10,000 reclamation bond remains with the Wyoming DEQ. Upon completing reclamation, the Company will receive the bond money back.

INFRASTRUCTURE

The Company’s carrying value of property, plant and equipment is as follows:

IP – Ablation - $9,488,051 The Company holds a license to use Ablation,a proven technology that we anticipate will improve the efficiency of the sandstone hosted uranium mining process, although there are some uncertainties about whether the anticipated benefits will be realized. See Item 1, “Business – The Ablation Process.” Ablation is a low cost, purely physical method of concentrating mineralization of uranium ore by applying a grain-size separation process to ore slurries. Ablation has been initially tested in order to understand the hydro and mechanical separation processes. The Company used a prototype Ablation test system to test several different samples of uranium ore from the Sunday Mine Complex and the Hansen/Taylor Ranch properties. In all cases, uranium ore that was entered into the Ablation pilot test system appeared to concentrate most of the uranium into the post ablated material consisting of a fraction of the original mass, leaving most of the post ablated materials which did not contain any uranium. The results of these tests have not yet been validated by a Competent Person.

During 2016, Western submitted documentation to the CDPHE for a determination ruling regarding the type of license which may be required for the application of Ablation at the Sunday Mine Complex within the state of Colorado. During May and June of 2016, CDPHE held four public meetings in several cities in Colorado as part of the process. On July 22, 2016 CDPHE closed the comment period. In connection with this matter, the CDPHE consulted with the NRC. In response, the CDPHE received an advisory opinion dated October 16, 2016, which did not contain support for the NRC’s opinion and with which Western’s regulatory counsel does not agree. NRC’s advisory opinion recommends that Ablation should be regulated as a milling operation, but did recognize that there may be exemptions to certain milling regulatory requirements due to the benign nature of the non-uranium bearing sands produced after Ablation is completed on uranium-bearing ores. On December 1, 2016, the CDPHE issued a determination that the proposed ablation operations at the Sunday Mine must be regulated by the CDPHE through a milling license. Consequently in 2017, Western plans to pursue additional regulatory determinations from the CDPHE and/or the NRC with respect to the current Ablation regulatory framework.

Mineral Properties $11,645,218 – The Company holds mineral properties as outlined below.

Pinon Ridge Properties

On August 18, 2014, the Company purchased mining assets from Energy Fuels Holding Corp. in an arm's length transaction. The mining assets include both owned and leased land in the states of Utah and Colorado. All of the mining assets represent properties which have previously been mined to different degrees for uranium. As some of the properties have not formally established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mining properties acquired on August 18, 2014, include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Yellow Cat Project located in eastern Grand County, Utah; The Farmer Girl Mine project located in Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah; and the Dunn project located in San Juan and San Miguel counties, Colorado.

Black Range Properties

On September 16, 2015, in connection with the Black Range Transaction, the Company acquired additional mineral properties. The mining assets acquired through Black Range include leased land in the states of Colorado, Wyoming and Alaska. None of these mining assets were operational at the date of acquisition. As these properties have not formally established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mining properties acquired on September 16, 2015, include Hansen, North Hansen, High Park, Hansen Picnic Tree, Taylor Ranch and Boyer Ranch, located in Fremont County, Colorado. The Company also acquired Jonesville Coal located in Palmer Recording District, Alaska and Keota located in Weld County, Wyoming.

In connection with the Black Range Transaction, Western assumed a mortgage secured by land, building and improvements at 1450 North 7 Mile Road, Casper, Wyoming, with interest payable at 8.00% and payable in monthly payments of $11,085 with the final balance of $1,044,015 due as a balloon payment on January 16, 2016. The Company did not pay the mortgage on its due date. On May 26, 2016, the Company executed agreements with the mortgage holder whereby in an equal exchange the mortgage was exchanged for the land, building and improvements on which it was secured, pursuant to which no further financial consideration is required.

During the second quarter of 2016, the Company initiated actions to cancel its coal mining leases in Alaska. In connection therewith, the Company notified the state of Alaska of its intent to forfeit the posted bond in satisfaction of the reclamation liabilities at the site. In response to the Company’s notification, the Company received notification that the state of Alaska was initiating forfeiture of the Company’s performance bond for reclamation. However, the notice indicated an additional surety bond of $150,000 in excess of the $210,500 cash bond, which had been posted by the Company upon purchase of the property. The Company and its advisors do not believe that it is obligated for this additional amount of claimed reclamation obligation. The Company is working with its legal counsel and the State of Alaska to resolve this matter. The Company has not recorded an additional $150,000 obligation as the Company does not expect, based on the advice of legal counsel, to be obligated to an amount greater than that presently reflected in the reclamation liability. During the year ended December 31, 2016, the Company adjusted the fair value of its reclamation obligation and for the Alaska mine, accreted $183,510 to bring its reclamation liability to face value. The portion of the reclamation liability related to the Alaska mine, and its related restricted cash are included in current liabilities, and current assets, respectively, at a value of $215,976 and $215,976. On January 20, 2017, the State of Alaska notified the Company that its reclamation bond had been forfeited to be used to satisfy the reclamation obligation. However, no amount had yet been determined in respect to the final cost of the reclamation obligation.

As the properties are not in production, they are not covered by various types of insurance including property and casualty, liability and umbrella coverage. We have not experienced any material uninsured or under insured losses related to our properties in the past and believe our approach sufficient given the inactivity.

Disposal of Mining Properties

In July and October 2016, the Company elected not to renew leases relating to four projects that were obtained through either the August 2014 acquisition from Energy Fuels Holding Corp. or the acquisition of Black Range Minerals. The decision to not renew the four leases was based upon a number of factors, the most significant of which were the location of the projects, the development stage of each product, and the amount of uranium and vanadium resources within each project. The forfeiture of these leases has no material adverse impact on the fair value of the Company’s mining assets.

On February 16, 2017, the Company’s Boyer Lease reached its expiration date and the Company elected not to negotiate a renewal.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any material legal proceedings that are pending or that have been threatened against us or our subsidiaries or any of our respective properties, and none of our directors, officers, affiliates or record or beneficial owners of more than 5% of our common shares, or any associate of any such director, officer, affiliate or shareholder, is (i) a party adverse to us or any of our subsidiaries in any legal proceeding or (ii) has an adverse interest to us or any of our subsidiaries in any legal proceeding.

The Company is subject to periodic inspection by certain regulatory agencies for the purpose of determining compliance by the Company with the conditions of its licenses. In the ordinary course of business, minor violations may occur; however, these are not expected to result in material expenditures or have any other material adverse effect on the Company.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From March 15, 2016 through May 22, 2016, our common shares traded in the United States on the OTC Pink Open Market under the trading symbol, “WSTRF”. On May 23, 2016, our common shares subsequently commenced trading on the OTCQX Best Market under the same symbol. To date the shares have been thinly traded.

Beginning on November 20, 2014, our common shares have been listed in Canada on the CSE under the symbol "WUC".

The following table sets forth the range of high and low bid information for our common shares for the periods indicated, as quoted on the CSE in Canadian dollars.

	Price Range ($ CAN)
	Low	High
Year ended December 31, 2015
First Quarter (March 31, 2015)	$3.50	$4.75
Second Quarter (June 30, 2015)	$2.50	$4.50
Third Quarter (September 30, 2015)	$4.00	$5.00
Fourth Quarter (December 31, 2015)	$2.00	$3.50

Year ended December 31, 2016
First Quarter (March 31, 2016)	$1.20	$2.40
Second Quarter (June 30, 2016)	$1.50	$2.35
Third Quarter (September 30, 2016)	$1.75	$2.50
Fourth Quarter (December 31, 2016)	$1.22	$1.93

Year ended December 31, 2017
First Quarter (through March 29, 2017)	$1.75	$2.80

The following table sets forth the range of high and low bid information for our common shares for the periods indicated, as quoted on the OTC Markets in United States dollars.

	Price Range
	Low	High
Year ended December 31, 2016
Second Quarter (June 30, 2016)	$1.20	$1.94
Third Quarter (September 30, 2016)	$1.27	$1.94
Fourth Quarter (December 31, 2016)	$.96	$1.47

Year ended December 31, 2017
First Quarter (through March 29, 2017)	1.31	2.13

Stockholders

According to our transfer agent, as of March 29, 2017 there were approximately 3,496 holders of record of our common shares.

Dividends

We have not declared or paid any dividends on our common shares and do not anticipate paying cash dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any decisions as to future payment of cash dividends will depend on our earnings and financial position and such other factors as the Board deems relevant.

Equity Compensation Plan Information

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

At December 31, 2016 and 2015, a total of 1,346,996 and 271,996 stock options, respectively were issued under the plan outstanding. 271,996 of these options were issued in connection with the Company’s acquisition of Black Range Minerals Limited (“Black Range”) to replace options previously issued by Black Range to its former offers and directors.

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. At December 31, 2016, a total of 18,886,497 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 1,888,650. At December 31, 2015, a total of 16,230,733 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 1,623,073 (10% of the issued and outstanding common shares).

A stock option exercise price shall not be less than the most recent share issuance price. The maximum term is five years. There are no specific vesting provisions under the Plan. Options are non-assignable and non-transferable except that stock options may be transferred to the spouse of an optionee or to the registered retirement savings plan or registered pension plan of an optionee.

The Plan provides if the optionee's employment is terminated for any reason, or if the service of a director, senior executive or consultant of the Company who is an optionee is terminated, any vested stock option of such optionee may be exercised during a period of ninety (90) days following the date of termination of such employment or service, as the case may be. In the case of an optionee's death, any vested stock option of such optionee at the time of death may be exercised by his or her heirs or legatees or their liquidator during a period of one year following such optionee's death.

The total number of common shares issuable to any one person during a 12-month period may not exceed ten percent (10%) of the total number of common shares issued and outstanding. Options granted to consultants providing investor relations activities must vest over 12 months in stages of no more than 25% in any three-month period. Also, in any 12-month period, no options exercisable for more than 2% of the Company’s issued and outstanding shares may be awarded to consultants or employees conducting investor relations activities. The Plan provides that where options are cancelled or lapse under the Plan, the associated common shares become available again and new options may be granted in respect thereof in accordance with the provisions of the Plan.

The Board may make any amendment to the Plan, without shareholder approval, except an increase in the number of common shares reserved for issue under the Plan or a reduction of an option exercise price. The terms of any existing option may not be altered, suspended or discontinued without the consent in writing of the Optionee.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

General

Western was incorporated in December, 2006 under the Ontario Business Corporations Act. During 2014, the Company acquired 100% of the issued and outstanding shares of PRM, a Delaware limited liability company. The transaction constituted a reverse takeover of Western by PRM. After obtaining appropriate shareholder approvals, the Company subsequently reconstituted its Board of Director and senior management team and changed its name to Western Uranium Corporation.

On September 16, 2015, Western completed its acquisition of Black Range, an Australian company that was listed on the Australian Securities Exchange (“ASX”) until the acquisition was completed. Western and Black Range entered into a definitive Merger Implementation Agreement, pursuant to which Western agreed to acquire all of the issued and outstanding shares of Black Range.

Western has registered offices at 700-10 King Street East, Toronto, Ontario, Canada M5C 1C3 and its common shares are listed on the CSE under the symbol "WUC" and trade on the United States OTCQX Best Market under the ticker symbol “WSTRF.” Its principal business activity is the acquisition and development of uranium resource properties principally in the states of Utah and Colorado, in the United States of America.

Recent Developments

December 2015 Private Placement

On January 4, 2016, the Company completed a private placement raising gross proceeds of CAD $300,000 through the subscription for 101,009 common shares at a price of CAD $2.97 (USD $2.14) per common share, and warrants to purchase an aggregate of 101,009 common shares at an exercise price of CAD $3.50. The warrants are exercisable immediately upon issuance and have a term of five years. Of the total amount received, CAD $275,000 (USD $198,298) was received in December of 2015 while the remainder CAD $25,000 (USD $18,236) was received in the three months ended March 31, 2016. As of December 31, 2015, the Company accounted for the proceeds of $198,298 as subscriptions payable.

April 2016 Private Placement

During April 2016, the Company initiated a private placement offering for the sale of units of its securities for a price per unit of CAD $1.70 (USD $1.34). Each unit consists of one share of the Company’s common stock and one warrant to purchase a share of common stock at CAD $2.60 per share, with a term of five years. During April and May 2016 the Company raised gross and net proceeds of CAD $791,090 (USD $622,174) through the issuance of 465,347 units.

September 2016 Private Placement

On September 2, 2016, the Company completed a private placement issuing 1,078,458 units at CAD $1.70 (USD $1.32) per unit for total gross proceeds of CAD $1,850,537 (USD $1,423,618) and net proceeds of CAD $1,830,029 (USD $1,407,841). Each unit consists of one common share of the Company and one warrant at an exercise price of CAD $2.80 which expire five years after the date of issuance.

December 2016 Private Placement

During December 2016, the Company completed a private placement and issued 1,010,950 units at CAD $1.20 (USD $.90) per unit for total gross proceeds of CAD $1,213,140 (USD $909,855) and total net proceeds of CAD $1,129,922 (USD $842,018). Each unit consists of one common share of the Company and one warrant at an exercise price of CAD $2.80 which expires five years after the date of issuance.

March 2017 Private Placement

On March 31, 2017, the Company completed a private placement of 634,424 units at a price of CAD $1.75 (USD $1.35) per unit for gross proceeds of CAD $1,110,263 (USD $835,805). Each unit consists of one share of the Company’s common stock and a warrant for the purchase of one share of the Company’s common stock. Each warrant is immediately exercisable at a price of CAD $3.25 and expires five years from the date of issuance.

Extension of Short Term Loans

On December 16, 2015, the Company and the lender agreed to extend the maturity of the Siebels Note until June 16, 2016. In consideration for the extension of the repayment, the accrued interest at the time of extension of $8,333 was reclassified to principal, bringing the principal of the Siebels Note to $258,423. Also in consideration for such extension the interest rate was increased to 18% per annum. The Company did not repay the note upon its maturity on June 16, 2016. On July 29, 2016, a partial principal payment in the amount of $100,000 was made and on September 9, 2016, a partial principal payment in the amount of $50,000 was made. After the remittance of the aforementioned principal payments, the balance remaining outstanding was $108,423. On December 29, 2016, the Company repaid the Siebels Note in full.

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

On August 8, 2016, accrued interest was paid in the amount of $13,477. On August 16, 2016, the Company further extended the maturity of the Nueco Note to November 16, 2016. In consideration for the extension, the Company paid a fee of $10,000 which did not reduce the interest or principal on the Nueco Note. Further, a principal payment of $90,000 was made on August 23, 2016, which reduced the outstanding principal amount to $185,564. The August 16, 2016 extension was accounted for as a modification, and as such, the extension fees were accounted for as additional debt discount and were amortized over the remaining extended term of the note.

On November 29, 2016, the Company and the lender agreed to further extend the maturity of the Nueco Note to January 31, 2017. In consideration for the extension, the Company paid a $5,000 fee that did not reduce the principal or interest on the Nueco Note. The Company also made a payment of $5,155, which represented interest on the Nueco Note through January 31, 2017.

On February 1, 2017, the Company and lender agreed to further extend the maturity of the Nueco Note to the earlier of (a) five days after the next closing of a private placement; or (b) April 15, 2017. In consideration for the extension, the Company paid to the lender a payment in the amount of $100,000 which represented (i) a principal reduction of $85,564; (ii) $1,186 for a prepayment of interest through April 15, 2017; and (iii) a payment of $13,250 which is a fee which does not reduce the principal or interest on the Nueco note.

On March 31, 2017, the Company repaid the Nueco Note in full.

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

Ablation Licensing

During 2016, Western submitted documentation to the CDPHE for a determination ruling regarding the type of license which may be required for the application of Ablation at the Sunday Mine Complex within the state of Colorado. During May and June of 2016, CDPHE held four public meetings in several cities in Colorado as part of the process. On July 22, 2016 CDPHE closed the comment period. In connection with this matter, the CDPHE consulted with the United States Nuclear Regulatory Commission (“NRC”). In response, the CDPHE received an advisory opinion dated October 16, 2016, which did not contain support for the NRC’s opinion and with which Western’s regulatory counsel does not agree. NRC’s advisory opinion recommends that Ablation should be regulated as a milling operation, but did recognize that there may be exemptions to certain milling regulatory requirements due to the benign nature of the non-uranium bearing sands produced after Ablation is completed on uranium-bearing ores. On December 1, 2016, the CDPHE issued a determination that the proposed ablation operations at the Sunday Mine must be regulated by the CDPHE through a milling license. Consequently in 2017, Western plans to pursue further regulatory determinations from the CDPHE and/or the NRC with respect to the regulation of Ablation.

Letter Of Intent with Pinon Ridge Mill

The Company has entered into a letter of intent with Pinon Ridge Corporation for use of its Ablation at the permitted uranium recovery facilities at the Pinon Ridge Mill site. The letter of intent provides for the processing of all of Western’s ore produced by its mines in the region at the mill site to produce U308 and vanadium utilizing both the application of Ablation mining technology and traditional milling techniques, at a cost to be determined in a definitive agreement. The Pinon Ridge Mill license is held by Pinon Ridge Resources Corporation, a wholly owned subsidiary of Pinon Ridge Corporation which is owned by Mr. George Glasier, our Chief Executive Officer and Mr. Russell Fryer, one of our directors. The letter of intent is subject to the signing of a definitive agreement between the parties, which will be completed on or before April 30, 2017. The Pinon Ridge Mill is permitted, but at the pre-development stage.

Production Timing Factors

The following represents forward-looking information with respect to the commencement of production of uranium and/or vanadium and serves as an update to previously disclosed expectations. Production may commence at a different time than anticipated herein by management. As conditions and expectations change, Western will continue to provide updates. Western continues to position itself for flexibility with the goal of beginning production as expeditiously as possible once market conditions for production of U308 and/or vanadium are favorable. Currently, before committing resources to a production approach, resources have been and are continuing to be committed toward identifying the optimal regulatory and developmental approach to deploying Ablation. Subsequently, to commence production, management will be required to raise capital for production start-up costs. In order to minimize these costs, the Company plans to commence production at the Sunday Mine Complex where there exists substantial mining infrastructure from years of previous production.  Further, the Company will use a contract mining approach utilizing a previous contractor who mined the properties for a former owner. However, permitting and preparation costs will be driven by the approach to the application of Ablation and relevant regulatory requirements.

Company management believes the key production determinant will be in the use and application of Ablation. In December 2016, the issuance of a decision letter by the CDPHE enabled the use of Ablation at the Sunday Mine Complex in the state of Colorado under milling license regulations which also recognized the appropriateness of exemptions to certain milling regulatory requirements. Further, the Company’s attorneys are not fully in agreement with aspects of the decision letter from the CDPHE, thus the Company expects to pursue additional regulatory clarifications which the Company’s management believes would make the application of Ablation potentially more economically advantageous. While resource prices are below target levels, the Company is focusing on improving the regulatory regime which governs the application of Ablation with the goal of minimizing future production costs.

Disposal of Mining Properties

In July and October 2016, the Company elected not to renew leases relating to four projects that were obtained through either the August 2014 acquisition from Energy Fuels Holding Corp. or the acquisition of Black Range Minerals. The decision to not renew the four leases was based upon a number of factors, the most significant of which were the location of the projects, the development stage of each product, and the amount of uranium and vanadium resources within each project. The forfeiture of these leases has no material adverse impact on the fair value of the Company’s mining assets.

Canceling Alaska Coal Mine Leases

During the second quarter of 2016, the Company initiated actions to cancel its coal mining leases in Alaska. In connection therewith, the Company notified the state of Alaska of its intent to forfeit the posted bond in satisfaction of the reclamation liabilities at the site. In response to the Company’s notification, the Company received notification that the state of Alaska was initiating forfeiture of the Company’s performance bond for reclamation. However, the notice indicated an additional surety bond of $150,000 in excess of the $210,500 cash bond, which had been posted by the Company upon purchase of the property. The Company and its advisors do not believe that it is obligated for this additional amount of claimed reclamation obligation. The Company is working with its legal counsel and the State of Alaska to resolve this matter. The Company has not recorded an additional $150,000 obligation as the Company does not expect, based on the advice of legal counsel, to be obligated to an amount greater than that presently reflected in the reclamation liability. During the year ended December 31, 2016, the Company adjusted the fair value of its reclamation obligation and for the Alaska mine, accreted $183,510 to bring its reclamation liability to face value. The portion of the reclamation liability related to the Alaska mine, and its related restricted cash are included in current liabilities, and current assets, respectively, at a value of $215,976 and $215,976. On January 20, 2017, the State of Alaska notified the Company that its reclamation bond had been forfeited to be used to satisfy the reclamation obligation. However, no amount had yet been determined in respect to the final cost of the reclamation obligation.

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

Incentive Stock Option Plan

The Company maintains the Plan which permits the granting of stock options as incentive compensation. Shareholders of the Company approved the Plan on June 30, 2008 and amendments to the Plan on June 20, 2013, and the Board of Directors approved additional changes to the Plan on September 12, 2015.

The purpose of the Plan is to attract, retain and motivate directors, management, staff and consultants by providing them with the opportunity, through stock options, to acquire a proprietary interest in the Company and benefit from its growth.

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. At December 31, 2016, a total of 18,886,497 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 1,888,650. At December 31, 2015, a total of 16,230,733 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 1,623,073 (10% of the issued and outstanding common shares).

A stock option exercise price shall not be less than the most recent share issuance price. The maximum term is five years. There are no specific vesting provisions under the Plan. Options are non-assignable and non-transferable except that stock options may be transferred to the spouse of an optionee or to the registered retirement savings plan or registered pension plan of an optionee.

The Plan provides if the optionee's employment is terminated for any reason, or if the service of a director, senior executive or consultant of the Company who is an optionee is terminated, any vested stock option of such optionee may be exercised during a period of ninety (90) days following the date of termination of such employment or service, as the case may be. In the case of an optionee's death, any vested stock option of such optionee at the time of death may be exercised by his or her heirs or legatees or their liquidator during a period of one year following such optionee's death.

The total number of common shares issuable to any one person during a 12-month period may not exceed ten percent (10%) of the total number of common shares issued and outstanding. Options granted to consultants providing investor relations activities must vest over 12 months in stages of no more than 25% in any three-month period. Also, in any 12-month period, no options exercisable for more than 2% of the Company’s issued and outstanding shares may be awarded to consultants or employees conducting investor relations activities. The Plan provides that where options are cancelled or lapse under the Plan, the associated common shares become available again and new options may be granted in respect thereof in accordance with the provisions of the Plan.

The Board may make any amendment to the Plan, without shareholder approval, except an increase in the number of common shares reserved for issue under the Plan or a reduction of an option exercise price. The terms of any existing option may not be altered, suspended or discontinued without the consent in writing of the Optionee.

Grant of Stock Options

On October 4, 2016, the Company granted an aggregate of 1,075,000 options for the purchase of common shares to ten officers, consultants, directors and employees of the Company under the Company's Plan. The options shall have an exercise price of CAD $2.50 vesting equally commencing initially on the effective date of grant of October 4, 2016 and thereafter on October 31, 2016 and March 31, 2017 with a five-year term from the date of grant.

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

	For the Year Ended December 31,
	2016	2015
Expenses
Mining expenditures	$389,832	$457,212
Professional fees	704,837	379,093
General and administrative	546,607	403,993
Consulting fees	359,026	233,022
Unrealized foreign exchange gain	(128,000)	-
Loss from operations	(1,872,302)	(1,473,320)

Accretion and interest expense	301,989	114,639

Net loss	(2,174,291)	(1,587,959)

Other Comprehensive loss
Foreign exchange gain (loss)	(34,916)	70,830

Comprehensive Loss	$(2,209,207)	$(1,517,129)

Net loss per share - basic and diluted	$(0.13)	$(0.12)

Year Ended December 31, 2016 as Compared to the Year Ended December 31, 2015

Summary:

Our consolidated net loss for the year ended December 31, 2016 and 2015 was $2,174,291 and $1,587,959 or $0.13 and $0.12 per share, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the years ended December 31, 2016 and 2015 was $2,209,207 and $1,517,129, respectively.

Mining Expenditures

Mining expenditures for the year ended December 31, 2016 were $389,832 as compared to $457,212 for the year ended December 31, 2015. The decrease in mining expenditures of $67,380, or 15% was principally attributable to the marginal 2015 expense of having opened the Sunday Mine in the summer of 2015 as well as a decrease in the permitting costs of its mines due to mines that were relinquished.

Professional Fees

Professional fees for the year ended December 31, 2016 were $704,837 as compared to $379,093 for the year ended December 31, 2015. The increase in professional fees of $325,744, or 86% was principally due to costs enabling share trading on the OTCQX Best Market, the DTC clearing of shares in the U.S., and costs of registration and compliance with U.S. SEC reporting issuer requirements during 2016, which resulted in an increase in professional fees, particularly as they applied to accounting and investor relations which increased by $89,333 and $31,530, respectively.

General and Administrative

General and administrative expenses for the year ended December 31, 2016 were $546,607 as compared to $403,993 for the year ended December 31, 2015. The increase in general and administrative expense of $142,614, or 35% primarily due to an increase in stock based compensation expense of $152,322, offset by a decrease in office expenses.

Consulting Fees

Consulting fees for the year ended December 31, 2016 were $359,026 as compared to $233,022 for the year ended December 31, 2015. The increase in consulting fees of $126,004, or 54% was principally related to our consulting agreement with Baobab, for which we incurred $149,244.

Accretion and Interest

Accretion and interest expense for the year ended December 31, 2016 was $301,989 as compared to $114,639 for the year ended December 31, 2015. The increase of accretion and interest expense of $187,350, or 163% was mainly attributable additional loans obtained during 2016 and $174,412 incurred in order to bring the Alaska coal mine reclamation liability to its fair value.

Foreign Exchange

Foreign exchange (loss) gain for the year ended December 31, 2016 was $(34,916) as compared to $70,830 for the year ended December 31, 2015. The decrease of the foreign exchange gain of $105,746 is primarily due to the U.S. Dollar strengthening against the Canadian Dollar in 2016 while the U.S. Dollar weakened against the Canadian Dollar in 2015.

Liquidity and Capital Resources

The Company’s cash balance as of December 31, 2016 was $791,814. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public reporting responsibilities. The Company expects to require additional capital in order to continue the development of its Ablation. Management believes that in order to finance the development of the mining properties and Ablation, the Company will be required to raise significant additional capital by way of debt and/or equity. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

During the year ended December 31, 2016, the Company raised USD $3,088,567 in net proceeds from the issuance of 2,655,764 units in private placements. Each unit contains one common share and a warrant for the purchase of one common share with exercise prices ranging from CAD $2.80 to CAD $3.50 (see Note 10).

Net cash used in operating activities

Net cash used in operating activities was $1,938,021 for the year ended December 31, 2016, as compared with net cash used of $1,199,308 for the year ended December 31, 2015. The increase of $738,713 in net cash used is mainly due to the Company having increased net loss by $586,332 in 2016 due to increased costs from the Black Range acquisition and new U.S. capital market and regulatory costs..

Net cash used in investing activities

Net cash used in investing activities was $0 for the year ended December 31, 2016, as compared to $378,694 for the year ended December 31, 2015. The cash used in investing activities in 2015 consisted primarily of the advance to Black Range under the credit facility, for which there were no such activities in 2016.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2016 was $2,550,269 as compared to $1,548,745 for the year ended December 31, 2015. For 2016, the cash provided by financing activities consisted principally of the proceeds from four private placements for an aggregate 2,655,764 shares which brought in aggregate proceeds of $2,890,269. This was offset by payments made on the Siebel’s Note Payable and Nueco Note payable as the Company paid down notes payable balances

Reclamation Liability

The reclamation liabilities of the US mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities at December 31, 2016 and December 31, 2015 of the mineral properties to be approximately $1,036,286 and $1,036,286, respectively. During the year ended December 31, 2016 and 2015, the accretion of the reclamation liabilities was $183,510 and $27,700, respectively. Except in regard to its Alaska coal mine property (as discussed below), The Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over a thirty year life using a discount rate of 5.4% to a net discounted value as of December 31, 2016 and December 31, 2015 of $403,639 and $220,129, respectively. The gross reclamation liabilities as of December 31, 2016 are secured by certificates of deposit in the amount of $1,036,333. During the second quarter of 2016, the Company initiated actions to cancel its coal mining leases in Alaska. In connection therewith, the Company notified the state of Alaska of its intent to forfeit the posted bond in satisfaction of the reclamation liabilities at the site. In response to the Company’s notification, the Company received notification that the state of Alaska was initiating forfeiture of the Company’s performance bond for reclamation. However, the notice indicated an additional surety bond of $150,000 in excess of the $210,500 cash bond which had been posted by the Company upon purchase of the property. The Company and its advisors do not believe that it is obligated for this additional amount of claimed reclamation obligation. The Company is working with its legal counsel and the State of Alaska to resolve this matter. The Company has not recorded an additional $150,000 obligation as the Company does not expect, based on the advice of legal counsel, to be obligated to an amount greater than that presently reflected in the reclamation liability. During the year ended December 31, 2016, the Company adjusted the fair value of its reclamation obligation and for the Alaska mine, accreted $174,412 to bring its reclamation liability to face value. The portion of the reclamation liability related to the Alaska mine, and its related restricted cash are included in current liabilities, and current assets, respectively, at a value of $215,976. On January 20, 2017, the State of Alaska notified the Company that its reclamation bond had been forfeited to be used to satisfy the reclamation obligation. However, no amount had yet been determined in respect to the final cost of the reclamation obligation.

Related Party Transactions (including key management compensation)

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Entities controlled by a member of the Board of Directors earned consulting fees totaling $47,660 and $49,192 for the years ended December 31, 2016 and 2015, respectively. The same director earned director fees totaling $3,021 and $6,325 during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the Company has $5,074 and $0, respectively, in accounts payable and accrued liabilities owing to this director.

Pursuant to a consulting agreement, a United States limited liability company owned by a person who is a director and until October 19, 2016, was the Company’s CFO, entered into a contract with the Company effective January 1, 2015 (“January 2015 Agreement”) to provide financial and consulting services at an annual consultant fee of $100,000. The contract had a term of one year. On October 21, 2015, the Company entered into an additional agreement with this same company to provide additional services to the Company, for the term of October through December 2015 for a monthly fee of $6,500. On January 1, 2016, the Company entered into an agreement with a different United States limited liability company owned by the same director (“January 2016 Agreement”) to provide financial and other consulting services at $8,333 per month. Pursuant to a consulting agreement, the January 2016 Agreement was cancelled and a new agreement was entered into between the Company, a United States limited liability company owned by the same director as the January 2016 Agreement and Robert Klein (“October 2016 Agreement”) to provide financial operating services and to have Mr. Klein serve as the Chief Financial Officer. The term of the October 2016 Agreement runs through July 31, 2017 and has an annual fee of $162,000 payable monthly, starting on October 1, 2016. On March 26, 2017, the Company provided notice that it would be cancelling the October 2016 Agreement, effective April 30, 2017. During the years ended December 31, 2016 and 2015, the Company incurred fees of $94,351 and $119,500, respectively, to these companies. At December, 2016 and 2015, the Company had $0 and $14,833, respectively, included in accounts payable and accrued liabilities payable to these companies.

In connection with the acquisition of Black Range on September 16, 2015, Western assumed an obligation in the amount of AUS $500,000 (USD $372,000) payable to Western’s CEO and director contingent upon the commercialization of the Ablation technology. As of December, 2016, the obligation of USD $372,000 is included in deferred contingent consideration on the consolidated balance sheet. During the year ended December 31, 2016, the Company recorded a gain $128,000, on the translation of the obligation and such gain, was reflected within the “unrealized foreign exchange gain” in the statement of operations and comprehensive loss.

Pursuant to a consulting agreement, a US limited liability company owned by a person who is a director entered into a consulting contract with the Company effective April 1, 2016 to provide financial, advisory, and consulting services, including representing the Company to a variety of stakeholders for a six month term ending on September 30, 2016. On October 1, 2016, this agreement was extended through January 31, 2017. Professional fees for the year ended December 31, 2016 were $149,244, related to this agreement. As of December 31, 2016 and December 31, 2015, the Company had $0 and $0, respectively, included in accounts payable and accrued expenses payable to this entity.

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

The Company has a working capital deficit of $55,461 as of December 31, 2016 and has incurred net losses for the years ended December 31, 2016 and December 31, 2015 of $2,174,291 and $1,587,959, respectively. The Company will require additional financing in order to pursue its business plans and discharge its liabilities as they come due. Despite the significant reduction of the working capital deficit during 2016, these conditions indicate the existence of material uncertainties that cast substantial doubt upon the Company's ability to continue as a going concern.

Off Balance Sheet Arrangements

As at December 31, 2016, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appear following Item 15 of this report and is included herein by reference

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of December 31, 2016, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2016, due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

Remediation of Material Weakness

Management has developed a plan and related timeline for the Company to design a set of control procedures and the related required documentation thereof in order to address this material weakness. Management has targeted to have the necessary controls in place by the end of 2017.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

The Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework. Management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of duties. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to a provision under the Dodd-Frank Wall Street Reform and Consumer Protection Act that grants a permanent exemption for non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of our board of directors (the “Board”) and our executive officers.

Name	Age	Position(s)

George Glasier	73	President, Chief Executive Officer and Director

Robert Klein	51	Chief Financial Officer

Michael R. Skutezky	69	Chairman of the Board of Directors

Russell Fryer	51	Director

Andrew Wilder	46	Director

Executive Officers

George Glasier, J.D., our Director, President and Chief Executive Officer, founded Western Uranium Corporation on March 10, 2015. He has over thirty years’ experience in the uranium industry in the United States, with extensive experience in sales and marketing; project development and permitting uranium processing facilities. He is the founder of Energy Fuels Inc. (Volcanic Metals Exploration Inc.) and served as its Chief Executive Officer and President from January 2006 to March 2010. He was responsible for assembling a first-class management team, acquiring a portfolio of uranium projects, and leading the successful permitting process that culminated in the licensing of the Piñon Ridge uranium mill; planned for construction in Western Montrose County, Colorado. He began his career in the uranium industry in the late 1970’s with Energy Fuels Nuclear, which built and operated the White Mesa Mill near Blanding, Utah, becoming the largest uranium producer in the United States.

Robert Klein, who has served as our Chief Financial Officer since October 19, 2016, previously served as Western’s Vice President-Finance, taking leading roles in reporting, corporate transactions, and the public listing of the stock on both the CSE and OTCQX. This prior role was through the Cross River Advisors LLC (“Cross River”), where Mr. Klein was the Chief Operating Officer, and began on an Operating Partner basis with the formation of Western’s predecessor, Piñon Ridge Mining, LLC in April 2014. Previously, Mr. Klein was a Managing Director at Analytical Research, a hedge fund and hedge fund of funds research firm which he joined in 2010. He has a broad alternative investment background derived from operating and investment roles directly and through Exeter Analytics, a consulting firm he founded. Among these hedge fund and hedge fund of fund roles he served as the CFO of Five Points Capital, a hedge fund spin-out from Soros Fund Management. Earlier in his career, Mr. Klein worked for traditional institutions including the investment bank and private investment firms of Lehman Brothers and William E. Simon & Sons. Mr. Klein holds the Chartered Financial Analyst® designation, received an M.B.A. from the Robert H. Smith School of Business at the University of Maryland and a B.S. in Accounting from George Mason University.

Non-Employee Directors

Michael Skutezky serves as a Director and Chairman of Western Uranium Corporation. After a career at Royal Bank as Assistant General Counsel, Mr. Skutezky experienced the management side of the business as Senior Vice-President of National Trust Company and as Senior Vice-President and General Counsel of the Romanian subsidiary of Telesysteme International Wireless Corporation. Mr. Skutezky was General Counsel & Corporate Secretary of Century Iron Mines Corporation, a company listed on the TSX. He is currently a lawyer practicing in Toronto, Ontario. Mr. Skutezky is Chairman of Rhodes Capital Corporation, a private merchant bank providing services to the resource and technology sector. Mr. Skutezky graduated from Bishop’s University, Lennoxville (Québec) in 1969 with a Bachelor’s degree in History and Business and from Dalhousie University Law School, Halifax (Nova Scotia) in 1972 with a Bachelor’s degree in law (LLB). He is member of the Law Society of Upper Canada and the Nova Scotia Barristers’ Society, the International Bar Association and the Canadian Bar Association.

Russell Fryer serves as a Director for Western Uranium Corporation. Mr. Fryer has 25 years’ experience investing in developed and developing markets with a focus on mining and natural resources. With a background in engineering, Mr. Fryer has advised mining companies in pre-production and production stages of mineral output. Mr. Fryer is a director of Ecometals Limited. Previously, Mr. Fryer was a Managing Director at Macquarie Bank. Before Macquarie, Mr. Fryer managed investor capital in the natural resources sector at Baobab Asset Management and North Sound Capital. Throughout his career, Mr. Fryer has also worked with investment banking firms such as Robert Fleming, HSBC and Deutsche Bank. Mr. Fryer holds a Bachelor of Business Administration degree from Newport University in Johannesburg, South Africa along with an Advance Degree in International Taxation from Rand Afrikaans University, also in Johannesburg, South Africa.

Andrew Wilder serves as a Director for Western Uranium Corporation and previously served as Western’s Chief Financial Officer until October 19, 2016. He is the Founder and Chief Executive Officer of Cross River, a firm that provides capital, strategic business development and operations to alternative asset managers and operating companies. Prior to founding Cross River, Mr. Wilder co-founded and was the Chief Operating Officer for Kiski Group, an advisory firm organized in 2009 to help institutions develop their alternative manager platforms by helping vet managers and offer infrastructure solutions in areas of investment and business risk management. In 2001, Mr. Wilder co-founded and served as Chief Operating Officer and Chief Financial Officer of North Sound Capital LLC, a long/short equity hedge fund manager. North Sound launched with $15 million in July of 2001 and reached $3 billion AUM and 65 employees within 5 years. Mr. Wilder was responsible for building and overseeing all aspects of the business ex-research. In 2003, Mr. Wilder also co-founded Columbus Avenue Consulting, an independent fund administration business with 90 clients and $7 billion in AUA when it was subsequently sold in 2012. Mr. Wilder’s prior career included heading operations for C. Blair Asset Management, a $500 million long/short equity hedge fund, and serving as a Manager in audit of Deloitte & Touche (in their Cayman Islands and Toronto practices). Mr. Wilder received the Chartered Accountant (Canada) designation, holds the CFA designation, and received an MBA from the University of Toronto and a BA from the University of Western Ontario.

Involvement of Officers and Directors in Certain Legal Proceedings

None of our officers and directors has filed for bankruptcy, been convicted in a criminal proceeding or been the subject of any order, judgment, or decree permanently, temporarily, or otherwise limiting activities (1) in connection with the sale or purchase of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws, (2) engaging in any type of business practice, or (3) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of an investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity.

Family Relationships

There are no family relationships among our directors and executive officers.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Form 3 and 4 reports and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2016 and any Form 5 reports and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2016, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2016.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors, employees and consultants. A copy of the code of ethics will be sent, free of charge, to any person who sends a written request for a copy to Western Uranium Corporation, 700-10 King Street East, Toronto, Ontario, Canada M5C 1C3.

Audit Committee

Western has a small Board of Directors consisting of only four members. The Company has not established a separately designated audit committee of the Board of Directors. Our Board of Directors as a whole is responsible for all responsibilities generally assigned to board committees of larger public companies, including oversight of audits, corporate governance, board nominations, and executive compensation. The Board has determined that one of its members, Andrew Wilder, who has previously served as Western’s Chief Financial Officer, qualifies as an “audit committee financial expert”. Mr. Wilder is not considered to be an independent director.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	TOTAL($)
George Glasier(1)	2016	-	-	-	39,852	-	39,852
President and Chief Executive Officer	2015	-	-	-	-	-	-

Robert Klein(2)	2016	24,000	-		26,568	-	50,568
Chief Financial Officer	2015	-	-	-	-	-	-

Andrew Wilder(3)	2016	-	-	-	39,852	-	39,852
Former Chief Financial Officer	2015	-	-	-	-	119,500	119,500

(1)

On October 4, 2016, Mr. Glasier was granted an option to purchase 150,000 shares of our common stock at an exercise price of CAD $2.50 per share which expires five years from the date of issuance. These options vest in thirds in equal installments on the date of grant, October 31, 2016 and March 31, 2017.

(2)	On October 19, 2016, Mr. Robert Klein was appointed to serve as Chief Financial Officer. On October 1, 2016, Western entered into a consulting agreement with Bedford Bridge Fund LLC (“Bedford Bridge”) and Robert Klein, pursuant to which Western retained Bedford Bridge to provide financial operating services for the Company and retained Mr. Klein to serve as Chief Financial Officer of the Company, both subject to Board approval. On March 26, 2017, the Company provided notice that it would be cancelling this agreement, effective April 30, 2017. On October 4, 2016, Mr. Klein was granted an option to purchase 100,000 shares of our common stock at an exercise price of CAD $2.50 per share which expires five years from the date of issuance. These options vest in thirds in equal installments on the date of grant, October 31, 2016 and March 31, 2017.
(3)	Mr. Wilder served as Chief Financial Officer prior to October 19, 2016. Mr. Wilder is the Founder and Chief Executive Officer of Cross River, a Connecticut company that provided accounting and management services to the Company. During the year ended December 31, 2015, the Company incurred consulting fees of $119,500 to Cross River. Mr. Wilder received no compensation from the Company other than fees received through Cross River. On October 4, 2016, Mr. Wilder was granted an option to purchase 150,000 shares of our common stock at an exercise price of CAD $2.50 per share which expires five years from the date of issuance. These options vest in thirds in equal installments on the date of grant, October 31, 2016 and March 31, 2017.

Employment Agreements

On February 8, 2017, the Company entered into an employment agreement with Mr. George Glasier, its Chief Executive Officer. The employment agreement is for the term of January 1, 2017 through December 31, 2018, with automatic annual renewals unless the Company or Mr. Glasier were to provide 90 days written notice of their desire not to renew the agreement. The employment agreement provides for a base salary of $180,000 per annum and a discretionary annual cash bonus to be determined by the Board of Directors. The agreement provides for additional lump sum payment equal to 2.5 times the annual base salary amount in the event of any early termination without cause or due to a change of control.

Other Employee Compensation

On October 4, 2016, the Company granted an aggregate of 1,075,000 options for the purchase of common shares to ten officers, consultants, directors and employees of the Company under the Plan. Of these options, 150,000 were granted to Mr. Glasier and 100,000 were granted to Mr. Klein. The options shall have an exercise price of CAD $2.50 (USD $1.90), vesting equally in thirds commencing initially on the effective date of grant of October 4, 2016 and thereafter on October 31, 2016, and March 31, 2017 with a five-year term.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards Table

The following table sets forth unexercised options, unvested stock and equity incentive plan awards outstanding for our named Executive Officers as of December 31, 2016.

Outstanding Option Awards at Fiscal Year-End for 2016

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($CAD)	Option expiration date
George Glasier	100,000	50,000	$2.50	10/4/2021
Robert Klein	66,667	33,333	$2.50	10/4/2021
Andrew Wilder	100,000	50,000	$2.50	10/4/2021

(1)	The options vest in three equal installments on October 4, 2016, October 31, 2016, and March 31, 2017

Outstanding Stock Awards at Fiscal Year-End for 2016

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
George Glasier	-	-	-	-
Robert Klein	-	-	-	-
Andrew Wilder	-	-	-	-

Director Compensation

The following tables set forth a summary of the compensation earned by each director who is not a named executive officer and who served on the Board during 2016 for the fiscal year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Michael Skutezky(1)	$47,661	$-	$53,135	$100,796
Russell Fryer(2)	$149,244	$-	$39,852	$189,096

(1)	Mr. Skutezky is the Owner of Rhodes Capital Corporation (“Rhodes Capital”) and Michael R. Skutezky BA LLB. These companies provide consulting services to the Company. During the year ended December 31, 2016, the Company incurred $47,661 to these companies, consisting of $44,640 in consulting fees and $3,021 in director fees for Mr. Skutezky’s services. On October 4, 2016, Mr. Skutezky was granted an option to purchase 200,000 shares of our common stock at an exercise price of CAD $2.50 per share which expires five years from the date of issuance. These options vest in thirds in equal installments on the date of grant, October 31, 2016 and March 31, 2017.
(2)	Mr. Fryer is the Chief Investment Officer of Baobab Asset Management LLC (“Baobab”). Baobab provides consulting services to the Company. During the year ended December 31, 2016, the Company incurred $149,244 of consulting fees to Baobab. On October 4, 2016, Mr. Fryer was granted an option to purchase 150,000 shares of our common stock at an exercise price of CAD $2.50 per share which expires five years from the date of issuance. These options vest in thirds in equal installments on the date of grant, October 31, 2016 and March 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our class of common shares as of March 29, 2017 by:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common shares;

●	each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

The amounts and percentages of common shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The information relating to our 5% beneficial owners is based on information we received from such holders. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person's ownership percentage, but not for purposes of computing any other person's percentage. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise set forth in the footnotes to the table below, the address of persons listed below is c/o Western Uranium Corporation, 700-10 King Street East, Toronto, Ontario, Canada M5C 1C3. Unless otherwise indicated in the footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated common shares.

Name of Beneficial Owner	Number of Common Shares	Percentage of Outstanding Common Shares (1)

5% or Greater Stockholders
George Glasier(2)	5,023,333	26.3%
Baobab Asset Management(3)	4,172,275	21.9%
Siebels Hard Asset Fund Ltd.	1,875,783	9.9%

Directors and Named Executive Officers
George Glasier(2)	5,023,333	26.3%
Russell Fryer(3)	4,172,275	23.4%
Andrew Wilder(4)	409,965	2.1%
Robert Klein(5)	120,000	*%
Michael Skutezky	205,000	1.1%

All executive officers and directors as a group (5 persons)	9,930,573	50.4%

*	Represents holdings of less than 1% of common shares outstanding.

(1)	Based on 18,940,285 common shares outstanding on March 29, 2017 and, with respect to each individual holder, rights to acquire our common shares exercisable within 60 days of March 29, 2017.
(2)	Consists of 4,873,333 shares of common stock and 150,000 shares of common stock issuable upon the exercise of stock options.
(3)	Consists of 4,022,275 common shares registered in the name of Baobab Asset Management, of which Russell Fryer is the beneficiary and 150,000 common shares issuable upon the exercise of an option held by Mr. Fryer.
(4)	Consists of 259,965 common shares registered in the name of Bedford Bridge Fund, of which Andrew Wilder is the beneficiary, 150,000 common shares issuable upon the exercise of a stock option held by Mr. Wilder.
(5)	Consists of 20,000 common shares and 100,000 common shares issuable upon the exercise of a stock option held by Mr. Klein.

Equity Compensation Plan Information

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

At December 31, 2016, a total of 1,346,996 stock options issued under the Plan were outstanding.

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. At December 31, 2016, a total of 18,886,497 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 1,888,649. A stock option exercise price shall not be less than the most recent share issuance price. The maximum term is five years. There are no specific vesting provisions under the Plan. Options are non-assignable and non-transferable except that stock options may be transferred to the spouse of an optionee or to the registered retirement savings plan or registered pension plan of an optionee.

The Plan provides that if an optionee's employment is terminated for any reason, or if the service of a director, senior executive or consultant of the Company who is an optionee is terminated, any vested stock option of such optionee may be exercised during a period of ninety (90) days following the date of termination of such employment or service, as the case may be. In the case of an optionee's death, any vested stock option of such optionee at the time of death may be exercised by his or her heirs or legatees or their liquidator during a period of one year following such optionee's death.

The total number of common shares issuable to any one person during a 12-month period may not exceed ten percent (10%) of the total number of common shares issued and outstanding. Options granted to consultants providing investor relations activities must vest over 12 months in stages of no more than 25% in any three-month period. Also, in any 12-month period, no options exercisable for more than 2% of the Company’s issued and outstanding shares may be awarded to consultants or employees conducting investor relations activities. The Plan provides that where options are cancelled or lapse under the Plan, the associated common shares become available again and new options may be granted in respect thereof in accordance with the provisions of the Plan.

The Board may make any amendment to the Plan, without shareholder approval, except an increase in the number of common shares reserved for issue under the Plan or a reduction of an option exercise price. The terms of any existing option may not be altered, suspended or discontinued without the consent in writing of the Optionee.

Equity Compensation Plan Information

As of December 31, 2016

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,346,996	CAD $3.29	276,077
Equity compensation plans not approved by shareholders	Nil	Nil	Nil
Total	1,346,996	CAD $3.29	276,077

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Rhodes Capital Corporation, and Michael R. Skutezky BA LLB, entities controlled by Michael Skutezky, a member of the Board of Directors, earned consulting fees totaling $47,660 and $43,657 for the years ended December 31, 2016 and 2015, respectively. Mr. Skutezky also earned director fees totaling $3,021 and $6,235 during the years ended December 31, 2016 and December 31, 2015. As of December 31, 2016 and December 31, 2015, the Company has $0 and $5,074, respectively, in accounts payable and accrued liabilities owing to this director.

Pursuant to a consulting agreement, Cross River, entered into a contract with the Company effective January 1, 2015 to provide financial and consulting services at an annual consultant fee of $100,000. The contract had a term of one year. On October 21, 2015, the Company entered into an additional agreement with this same company to provide additional services to the Company, for the term of October through December of 2015, for a monthly fee of $6,500. On January 1, 2016, the Company entered into an agreement with Bedford Bridge, a different US limited liability company owned by the same director, to provide financial and other consulting services at $8,333 per month. In October 2016, this contract was cancelled and a new agreement was entered into between the Company, Bedford Bridge and Mr. Robert Klein (the “October 2016 Agreement”) to provide financial operating services and to have Mr. Klein serve as the Chief Financial Officer. The October 2016 Agreement provided for an annual fee of $162,000 payable monthly. On March 26, 2017, the Company provided notice that it would be cancelling the October 2016 Agreement, effective April 30, 2017. During the years ended December 31, 2016 and 2015, the Company incurred fees of $94,351 and $119,500, respectively, to these companies. At December 31, 2016 and December 31, 2015, the Company had $0 and $14,833, respectively, included in accounts payable and accrued liabilities payable to these companies.

In connection with the acquisition of Black Range on September 16, 2015, (1) common shares issued to the former shareholders of Black Range included 33,333 common shares issued to George Glasier, our President, Chief Executive Officer and a director, and (2) liabilities assumed in the acquisition of Black Range included the assumption of an obligation in the amount of AUD $500,000 (USD $372,000) also payable to George Glasier, contingent upon the commercialization of the Ablation technology.

Pursuant to a consulting agreement, Baobab, a US limited liability company owned by a person who is a director, entered into a consulting contract with the Company effective April 1, 2016 to provide financial, advisory, and consulting services, including representing the Company to a variety of stakeholders for a six month term ending on September 30, 2016. On October 1, 2016, this agreement was extended to January 31, 2017. Professional fees for the year ended December 31, 2016 were $149,244, related to this agreement. As of December 31, 2016 and December 31, 2015, the Company had $0 and $0, respectively, included in accounts payable and accrued expenses payable to this entity.

On November 2, 2016, the Company entered into a letter of intent (“LOI”) with Pinon Ridge Corporation (“Pinon Ridge”) for use of its Ablation technology at the permitted uranium recovery facilities at the Pinon Ridge Mill site. The LOI provides for the processing of all of Western’s ore produced by its mines in the region at the mill site to produce U308 and vanadium utilizing both the application of ablation mining technology and traditional milling techniques, at a cost to be determined in a definitive agreement. The Pinon Ridge Mill license is held by Pinon Ridge Resources Corporation, a wholly owned subsidiary of Pinon Ridge. The LOI is subject to the signing of a definitive agreement between the parties, which was contemplated to be completed on or before April 30, 2017. The LOI provided for Western to make a $40,000 deposit payment to Pinon Ridge on or before December 1, 2016, and pay all Pinon Ridge pre-development costs incurred going forward. The terms of the definitive agreement will provide for a formula agreed between the parties to determine how Pinon Ridge will be reimbursed for previously paid pre-development costs incurred prior to the signing of the LOI. All pre-development costs to be paid prior to the signing of a definitive agreement by Western will be restricted to the payment and/or reimbursement of arm’s length transactions paid to third parties subsequent to January 1, 2014, less the initial deposit payment. The terms of the definitive agreement will set out a formula to fairly compensate each party for their respective contributions. Pinon Ridge is a Colorado corporation. George Glasier, who is the President and CEO and a director of Western, is a director, the sole officer, and a principal owner of Pinon Ridge. Russell Fryer, who is a director of Western, is a director and a principal beneficial owner of Pinon Ridge through Baobab Asset Management LLC. Andrew Wilder, who is a director of Western, is a beneficial owner of Pinon Ridge through Bedford Bridge.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by MNP LLP (“MNP”), our independent registered accounting firm for the fiscal years ended December 31, 2016 and December 31, 2015. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

	2016	2015
Audit fees	$63,530	$30,038
Audit-related fees	$-	$-
Tax fees	$11,643	$9,529
All other fees	$-	$-
Total fees	$75,173	$39,567

Audit fees. Consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements. These fees also include the review of registration statements and the delivery of consents in connection with registration statements.

Audit-related fees. Consist of the review of SEC comment letters and management response.

Tax fees. Consists of tax compliance fees.

All other fees. There were no fees billed by MNP for professional services rendered for other compliance purposes for the years ended December 31, 2016 and 2015.

The Company’s Board of Directors has established pre-approval policies and procedures, pursuant to which the Board approved the foregoing audit and audit-related services provided by MNP in 2016 and 2015 consistent with the Board’s responsibility for engaging Western’s independent auditors. The Board also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Board has determined that the rendering of such services is compatible with MNP maintaining its independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

(a) The following financial statements are being filed as part of this Annual Report.

(b) The following exhibits are being provided as required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1 (4)	Share Exchange Agreement between Pinon Ridge Mining LLC, Homeland Uranium Inc., Homeland Uranium (Utah), et al., dated November 6, 2014.+

2.2 (4)	Merger Implementation Agreement between Black Range Minerals Limited and Western Uranium Corporation, dated March 20, 2015.

2.3 (4)	Credit Facility between Western Uranium Corporation and Black Range Minerals Limited, dated March 20, 2015.

2.4 (2)	Termination and Liquidation Agreement between Ablation Technologies LLC, Black Range Minerals Ablation Holdings Inc. and Mineral Ablation, LLC dated March 17, 2015

3.1 (4)	Certificate of Incorporation, as amended.

3.2 (4)	Amended and Restated By-laws.

10.1 (4)	Form of Note payable to The Siebels Hard Asset Fund Ltd., dated September 30, 2015, including Extension Agreement dated December 16, 2015.

10.2 (4)	Form of Note payable to The Siebels Hard Asset Fund Ltd, dated February 22, 2016.

10.3 (4)	Form of Note payable to Energy Fuel Holdings Corp., dated August 18, 2014.

10.4 (4)	Form of Note payable to Nuclear Energy Corporation LLC, dated October 13, 2011, including Extension Agreement dated January 5, 2016.

10.5 (4)	Form of WUC Warrant.

10.6 (3)	Call Option Agreement

10.7 (3)	Consulting Agreement between Cross River Advisors LLC and Western Uranium Corporation dated January 1, 2015

10.8 (3)	Consulting Agreement between Cross River Advisors LLC and Western Uranium Corporation dated October 16, 2015

10.9 (3)	Consulting Agreement between Bedford Bridge Fund LLC and Western Uranium Corporation dated January 1, 2016

10.10 (3)	Consulting Agreement between Rhodes Capital Corporation and Western Uranium Corporation dated January 1, 2015

10.11 (2)	Technology License Agreement between Ablation Technologies LLC and Black Range Mineral Ablation Holdings Inc. dated as of March 17, 2015

10.12 (1)	Incentive Stock Option Plan (Rolling 10%), as amended

10.13 *	Consulting Agreement between Baobab Asset Management LLC and Western Uranium Corporation effective April l, 2016

10.14 *	Consulting Agreement between Bedford Bridge Fund LLC, Robert Klein and Western Uranium Corporation dated October 1, 2016

10.15 *	Letter of Intent between Pinon Ridge and Western Uranium Corporation dated November 2, 2016

10.16 *	Extension of Letter of Intent between Pinon Ridge and Western Uranium Corporation dated March 9, 2017

10.17 *	Extension of the Consulting Agreement between Baobab Asset Management LLC and Western Uranium Corporation effective October 1, 2016.

21.1 (4)	List of Subsidiaries

31.1 *	Rule 13a - 14(a) /15d – 14(a) Certification of Chief Executive Officer

31.2 *	Rule 13a - 14(a) /15d – 14(a) Certification of Chief Financial Officer

32.1 *	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.
*	Filed herewith
(1)	Incorporated by reference to the Company’s Form 8-K filed on October 12, 2016
(2)	Previously filed as an exhibit with Amendment No. 2 to the Company’s Form 10 filed on July 22, 2016
(3)	Previously filed as an exhibit with Amendment No. 1 to the Company’s Form 10 filed on June 22, 2016
(4)	Previously filed as an exhibit to the Company’s Form 10 filed on April 29, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2017

Western Uranium Corporation

By:	/s/ George Glasier
Name:	George Glasier
Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2017

By:	/s/ George Glasier
Name:	George Glasier
Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: March 31, 2017

By:	/s/ Robert Klein
Name:	Robert Klein
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 31, 2017

By:	/s/ Michael Skutezky
Name:	Michael Skutezky
Title:	Chairman of the Board of Directors

Dated: March 31, 2017

By:	/s/ Russell Fryer
Name:	Russell Fryer
Title:	Director

Dated: March 31, 2017

By:	/s/ Andrew Wilder
Name:	Andrew Wilder
Title:	Director

WESTERN URANIUM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in $USD)

WESTERN URANIUM CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Western Uranium Corporation

We have audited the accompanying consolidated balance sheets of Western Uranium Corporation (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and other comprehensive loss, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Western Uranium Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Uranium Corporation, as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred continuing losses from operations and is dependent upon future sources of equity or debt financing in order to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MNP LLP
Chartered Professional Accountants
Licensed Public Accountants

Mississauga, Ontario

March 31, 2017

WESTERN URANIUM CORPORATION

 CONSOLIDATED BALANCE SHEETS

(Stated in $USD)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash	$791,814	$214,482
Prepaid expenses	80,734	119,656
Marketable securities	2,976	2,880
Restricted cash	215,976	-
Other current assets	22,047	15,774
Total current assets	1,113,547	352,792

Land, buildings and improvements	-	1,050,810
Restricted cash	820,357	1,036,286
Mineral properties	11,645,218	11,645,218
Ablation intellectual property	9,488,051	9,488,051

Total assets	$23,067,173	$23,573,157

Liabilities and Shareholders' Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$769,907	$825,101
Mortgage payable	-	1,051,000
Deferred contingent consideration, current	-	500,000
Subscription payable	-	198,298
Reclamation liability, current	215,976	-
Current portion of notes payable	183,125	490,193
Total current liabilities	1,169,008	3,064,592

Reclamation liability	187,663	220,129
Deferred tax liability	4,063,330	4,063,330
Deferred contingent consideration, non current	372,000	-
Notes payable, net of discount and current portion	468,368	449,984

Total liabilities	6,260,369	7,798,035

Shareholders' Equity
Common stock, no par value, unlimited authorized shares, 18,886,497 and 16,230,733 shares issued and outstanding as of December 31, 2016 and 2015, respectively	20,927,360	17,658,042
Subscription receivable	(28,429)	-
Accumulated deficit	(4,125,855)	(1,951,564)
Accumulated other comprehensive income	33,728	68,644
Total shareholders' equity	16,806,804	15,775,122
Total liabilities and shareholders' equity	$23,067,173	$23,573,157

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in $USD)

	For the Year Ended December 31,
	2016	2015
Expenses
Mining expenditures	$389,832	$457,212
Professional fees	704,837	379,093
General and administrative	546,607	403,993
Consulting fees	359,026	233,022
Unrealized foreign exchange gain	(128,000)	-
Loss from operations	(1,872,302)	(1,473,320)

Interest expense, net	301,989	114,639

Net loss	(2,174,291)	(1,587,959)

Other comprehensive (loss) income
Foreign exchange	(34,916)	70,830

Comprehensive loss	$(2,209,207)	$(1,517,129)

Loss per share - basic and diluted	$(0.13)	$(0.12)

Weighted average shares outstanding, basic and diluted	17,045,568	13,206,726

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM CORPORATION

CONSOLIDATED STATEMENTS OF  SHAREHOLDERS' EQUITY

(Stated in $USD)

	Common Shares			Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Subscription	Deficit	Income	Total

Balance at January 1, 2015	11,396,924	$1,634,582	-	$(363,605)	$(2,186)	$1,268,791

Sale of 640,000 common shares on February 4, 2015 in private placement, net of expenses of $99,809	640,000	1,353,793	-	-	-	1,353,793
Issuance of 4,193,809 common shares to sellers of Black Range	4,193,809	14,237,331	-	-	-	14,237,331
Issuance of options to purchase 271,996 shares of common stock, in connection with the acquisition of Black Range	-	432,336	-	-	-	432,336
Foreign exchange gain	-	-	-	-	70,830	70,830

Net loss for the year		-	-	(1,587,959)	-	(1,587,959)

Balance at December 31, 2015	16,230,733	$17,658,042	$-	$(1,951,564)	$68,644	$15,775,122

Sale of 101,009 common shares on January 4, 2016 in private placement	101,009	216,534	-	-	-	216,534
Sale of 465,347 units in April and May of 2016 in private placement	465,347	622,174	-	-	-	622,174
Sale of 1,078,458 units on September 2, 2016 in private placement	1,078,458	1,407,841	-	-	-	1,407,841
Sale of 1,010,950 units on December 30, 2016 in private placement	1,010,950	870,447	(28,429)	-	-	842,018
Stock based compensation - amortization of stock option expense	-	152,322	-	-	-	152,322
Foreign exchange loss	-	-	-	-	(34,916)	(34,916)

Net loss for the year	-	-	-	(2,174,291)	-	(2,174,291)

Balance at December 31, 2016	18,886,497	$20,927,360	$(28,429)	$(4,125,855)	$33,728	$16,806,804

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in $USD)

	For the Year Ended December 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(2,174,291)	$(1,587,959)
Reconciliation of net loss to cash used in operating activities:
Impairment of property and equipment	-	94,000
Accretion of reclamation liability	183,510	30,674
Amortization of debt discount on notes payable	51,316	16,503
Stock based compensation	152,322	-
Change in foreign exchange on marketable securities	(96)	568
Change in operating assets and liabilities:
Prepaid expenses and other current assets	32,602	6,821
Accounts payable and accrued liabilities	(55,384)	240,085
Deferred Contingent Consideration	(128,000)	-
Net cash used in operating activities	(1,938,021)	(1,199,308)
Cash Flows From Investing Activities:
Purchases of property and equipment	-	(19,810)
Acquisition of Black Range - cash acquired	-	4,190
Advance on Credit Facility to Black Range	-	(363,074)
Net cash used in investing activities	-	(378,694)
Cash Flows From Financing Activities:
Payment of Nueco Note	(90,000)	(253,346)
Payment of Siebels Note	(350,000)	-
Issuance of Common stock, net of offering costs	2,890,269	1,353,793
Proceeds from Subscription Payable	-	198,298
Proceeds from Siebels Note	100,000	250,000
Net cash provided by financing activities	2,550,269	1,548,745
Effect of foreign exchange rate on cash	(34,916)	70,830
Net increase in cash	577,332	41,573
Cash - beginning	214,482	172,909

Cash - ending	$791,814	$214,482

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in $USD)

	For the Year Ended December 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,000	$15,000

Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Purchase of Black Range and other mining assets:
Net assets purchased:
Current assets	$-	$23,486
Mineral properties	-	10,100,000
Ablation intellectual property	-	9,488,051
Restricted cash	-	382,362
Land, buildings and improvements	-	1,125,000
Accounts payable and accrued liabilities	-	(396,145)
Mortgage and notes payable	-	(1,051,000)
Credit Facility - Western	-	(363,074)
Deferred tax liability	-	(4,063,330)
Reclamation liability	-	(75,683)
Deferred exercise price payable	-	(500,000)
Total purchase price consideration	$-	$14,669,667

Less: cash paid to purchase the mining assets	-	-
Non-cash consideration	$-	$14,669,667

Non-cash consideration consisted of:
Fair value of 4,193,809 shares of Western common stock issued to the former stockholders of Black Range	$-	$14,237,331
Fair value of options to purchase 271,996 shares of Western common stock issued to directors and consultants of Black Range	-	432,336
Non-cash consideration	$-	$14,669,667

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 1 - Business

Nature of operations

Western Uranium Corporation ("Western” or the “Company") was incorporated in December 2006 under the Ontario Business Corporations Act. On November 20, 2014, the Company completed a listing process on the Canadian Securities Exchange ("CSE"). As part of that process, the Company acquired 100% of the members' interests of Pinon Ridge Mining LLC ("PRM"), a Delaware limited liability company. The transaction constituted a reverse takeover ("RTO") of Western by PRM. Subsequent to obtaining appropriate shareholder approvals, the Company reconstituted its Board of Directors and senior management team. Effective September 16, 2015, Western completed its acquisition of Black Range Minerals Limited (“Black Range”) (see Note 5).

The Company has registered offices at 10 King Street East, Suite 700, Toronto, Ontario, Canada, M5C 1C3 and its common shares are listed on the CSE under the symbol "WUC." On April 22, 2016, the Company’s shares of common stock began trading on the OTC Pink Open Market, and on May 23, 2016, the Company’s common stock was approved for the commencement of trading on the OTCQX Best Market. Its principal business activity is the acquisition and development of uranium resource properties in the states of Utah and Colorado in the United States of America (“United States”).

On June 28, 2016, the Company’s registration statement became effective and Western became a United States. reporting issuer. Thereafter, the Company was approved for Depository Trust Company eligibility through the Depository Trust and Clearing Corporation, which facilitates electronic book-entry delivery, settlement and depository services for shares in the United States.

Reverse Takeover Transaction

On November 20, 2014, Western, through its wholly-owned United States subsidiary Western Uranium Corporation, which was incorporated in Utah (“Western US”), acquired 100% of the members' interests of PRM. The transaction formed the basis for the Company obtaining a public listing on the CSE. To effect the transaction, Western issued 11,000,000 post-consolidation common shares in exchange for all the issued and outstanding securities of PRM.

PRM is a Delaware limited liability company with an indefinite term, which was formed on March 10, 2014 for the purpose of purchasing and operating uranium mines in Utah and Colorado. On August 18, 2014, the Company closed on the purchase of certain mining properties from Energy Fuels Holding Corp. (“EFHC”).

The transaction constituted an RTO of Western and has been accounted for as PRM acquiring Western. It has been treated as an issuance of shares by PRM for the net monetary assets of Western.

The transaction therefore has been accounted for as a capital transaction, with PRM being identified as the accounting acquirer. The resulting consolidated financial statements have been presented as a continuance of PRM's financial statements. The results of operations, cash flows and the assets and liabilities of Western have been included in these consolidated financial statements since November 20, 2014, the acquisition date.

Note 2 – Liquidity and going concern

The Company has incurred continuing losses from its operations and as of December 31, 2016 the Company had an accumulated deficit of $4,125,855 and a working capital deficiency of $55,461.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its shares of common stock.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financings, to secure regulatory approval to fully utilize its ablation technology and to initiate the processing of ore to generate operating cash flows.

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 2 – LIQUIDITY AND GOING CONCERN, CONTINUED

There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned product development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

During the year ended December 31, 2016, the Company raised USD $3,088,567 in net proceeds from the issuance of 2,655,764 units in private placements. Each unit contains one common share and a warrant for the purchase of one common share with exercise prices ranging from CAD $2.60 to CAD $3.50(USD $1.93 to USD $2.60 as of December 31, 2016) (see Note 10).

On March 31, 2017, the Company completed a private placement of 634,424 units at a price of CAD $1.75 (USD $1.35) per unit for gross proceeds of CAD $1,110,263 (USD $835,805). Each unit consists of one share of the Company’s common stock and a warrant for the purchase of one share of the Company’s common stock. Each warrant is immediately exercisable at a price of CAD $3.25 and expires five years from the date of issuance.

Note 3 – SUMMARY OF Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The accompanying consolidated financial statements include the accounts of Western and its wholly-owned subsidiaries, Western US, PRM, Black Range, Black Range Copper Inc., Ranger Resources Inc., Black Range Minerals Inc., Black Range Minerals Colorado LLC, Black Range Minerals Wyoming LLC, Haggerty Resources LLC, Ranger Alaska LLC, Black Range Minerals Utah LLC, Black Range Minerals Ablation Holdings Inc. and Black Range Development Utah LLC. All significant inter-company transactions and balances have been eliminated upon consolidation.

The Company has established the existence of mineralized materials for certain uranium projects. The Company has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of its uranium projects.

Exploration Stage

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time the Company exits the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to search for additional mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities such as the construction of mine wellfields, ion exchange facilities and disposal wells are expensed as incurred until such time proven or probable reserves are established for that uranium project, after which subsequent expenditures relating to mine development activities for that particular project are capitalized as incurred.

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Note 3 – SUMMARY OF Significant Accounting Policies, Continued

Exploration Stage, continued

Companies in the Production Stage as defined under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. The Company is in the Exploration Stage which has resulted in the Company reporting larger losses than if it had been in the Production Stage due to the expensing, instead of capitalizing, of expenditures relating to ongoing mill and mine development activities. Additionally, there would be no corresponding amortization allocated to future reporting periods of the Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if the Company had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, the Company’s consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported.   By their nature, these estimates are subject to measurement uncertainty and the effects on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management's estimates and assumptions include determining the fair value of transactions involving common stock, assessment of the useful life and evaluation for impairment of intangible assets, valuation and impairment assessments on mineral properties, deferred contingent consideration, and the reclamation liability, valuation of stock-based compensation, valuation of available-for-sale securities and valuation of long-term debt. Other areas requiring estimates include allocations of expenditures, depletion and amortization of mineral rights and properties. Actual results could differ from those estimates.

Foreign Currency Translation

The reporting currency of the Company, including its subsidiaries, is the United States dollar. The financial statements of subsidiaries located outside of the U.S. are measured in their functional currency, which is the local currency. The functional currency of the parent (Western Uranium Corporation (Ontario)) is the Canadian dollar. Monetary assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Income and expense items are translated using average monthly exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in accumulated other comprehensive loss in the consolidated balance sheets.

Segment Information

The Company determines its reporting units in accordance with FASB ASC 280, "Segment Reporting" ("ASC 280"). The Company evaluates a reporting unit by first identifying its operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has one operating segment and reporting unit. The Company operates in one reportable business segment; the Company is in the business of exploring, developing, mining and the production of its uranium and vanadium resource properties, including the utilization of the Company’s ablation technology in its mining processes. The Company is organized and operated as one business. Management reviews its business as a single operating segment, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed in the aggregate.

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Note 3 – SUMMARY OF Significant Accounting Policies, Continued

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2016 and 2015, the company had no cash equivalents.

Marketable Securities

The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses reported as accumulated comprehensive income (loss), a separate component of shareholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred.

Restricted Cash

Certain cash balances are restricted as they relate to deposits with banks that have been assigned to state reclamation authorities in the United States to secure various reclamation guarantees with respect to mineral properties in Utah, Alaska and Colorado. As these funds are not available for general corporate purposes and secure the long term reclamation liability (see Note 6), they have been separately disclosed and classified as long-term. The Company’s performance bond posted against the company’s reclamation liability in the state of Alaska has been reclassified to current assets, as it is expected that it will be used to satisfy the Company’s reclamation liability in the near future.

Fair Values of Financial Instruments

The carrying amounts of cash and cash equivalents, marketable securities, accounts payable and accrued expenses, mortgage payable, and notes payable. The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. Marketable securities are adjusted to fair value at each balance sheet date based on quoted prices which are considered level 1 inputs. The reclamation deposits, which are reflected in restricted cash on the consolidated balance sheets, are deposits mainly invested in certificates of deposit at major financial institutions and their fair values were estimated to approximate their carrying values. The Company's operations and financing activities are conducted primarily in United States dollars and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and restricted cash, but mitigates this risk by keeping these deposits at major financial institutions.

ASC 820 “Fair Value Measurements and Disclosures” provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Note 3 – SUMMARY OF Significant Accounting Policies, Continued

Fair Values of Financial Instruments, continued

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

Level 1 Quoted prices in active markets for identical assets or liabilities.

Level 2 Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

Level 3 Significant unobservable inputs that cannot be corroborated by market data.

The fair value of financial instruments in the Company’s consolidated financial statements at December 31, 2016 and 2015 are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities at December 31, 2016	$2,976	$-	$-

Marketable securities at December 31, 2015	$2,880	$-	$-

Mineral Properties

Acquisition costs of mineral properties are capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time the Company exits the Exploration Stage by establishing proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study. Expenditures relating to exploration activities are expensed as incurred and expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which subsequent expenditures relating to development activities for that particular project are capitalized as incurred.

Where proven and probable reserves have been established, the project’s capitalized expenditures are depleted over proven and probable reserves upon commencement of production using the units-of-production method. Where proven and probable reserves have not been established, such capitalized expenditures are depleted over the estimated production life upon commencement of extraction using the straight-line method. The Company has not established proven or probable reserves for any of its projects.

The carrying values of the mineral properties are assessed for impairment by management.

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Impairment of Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected U3O8 prices (considering current and historical prices, trends and related factors), production levels, operating costs of production and capital and restoration and reclamation costs, based upon the projected remaining future uranium production from each project. The Company’s long-lived assets (which include its mineral assets and ablation intellectual property) were acquired during the end of 2014 and in 2015 in arms-length transactions. As of December 31, 2016, the Company evaluated the total estimated future cash flows on an undiscounted basis for its mineral properties and ablation intellectual property and determined that no impairment was deemed to exist. Estimates and assumptions used to assess recoverability of the Company’s long-lived assets and measure fair value of our uranium properties are subject to risk uncertainty. Changes in these estimates and assumptions could result in the impairment of its long-lived assets. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

Income Taxes

The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.

The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2016 and 2015, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2016 and 2015. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company has identified its federal tax return and its state tax returns in Colorado and Utah as its “major” tax jurisdictions, and such returns for the years 2014 through 2016 remain subject to examination.

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Restoration and Remediation Costs (Asset Retirement Obligations)

Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining.

Future reclamation and remediation costs, which include extraction equipment removal and environmental remediation, are accrued at the end of each period based on management's best estimate of the costs expected to be incurred for each project. Such estimates are determined by the Company's engineering studies which consider the costs of future surface and groundwater activities, current regulations, actual expenses incurred, and technology and industry standards.

In accordance with ASC 410, Asset Retirement and Environmental Obligations, the Company capitalizes the measured fair value of asset retirement obligations to mineral properties. The asset retirement obligations are accreted to an undiscounted value until the time at which they are expected to be settled. The accretion expense is charged to earnings and the actual retirement costs are recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

At each reporting period, the Company reviews the assumptions used to estimate the expected cash flows required to settle the asset retirement obligations, including changes in estimated probabilities, amounts and timing of the settlement of the asset retirement obligations, as well as changes in the legal obligation requirements at each of its mineral properties. Changes in any one or more of these assumptions may cause revision of asset retirement obligations for the corresponding assets.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of debt. Once the associated debt instrument is issued, these costs would be recorded as a debt discount and amortized to interest expense using the effective interest method over the term of the related debt instrument. Upon the abandonment of a pending financing transaction, the related deferred financing costs would be charged to general and administrative expense.

The Company may also issue warrants or other equity instruments in connection with the issuance of debt instruments. The equity instruments are recorded at their relative fair market value on the date of issuance which results in a debt discount which is amortized to interest expense using the effective interest method.

Stock-Based Compensation

The Company follows ASC 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable of the fair value of the stock and the fair value of the service. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718. The fair value is charged to earnings depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to the Company. The Company records the grant date fair value in line with the period over which it was earned. For employees and management, this is typically considered to be the vesting period of the award. For consultants the fair value of the award is recorded over the term of the service period, and unvested amounts are revalued at each reporting period over the service period. The Company estimates the expected forfeitures and updates the valuation accordingly.

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic loss per share for the years ended December 31 2016 and 2015 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Year Ended December 31,
	2016	2015
Warrants to purchase shares of common stock	2,655,764	-
Options to purchase shares of common stock	1,346,996	271,996
Total potentially dilutive securities	4,002,760	271,996

Note 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2016. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. The Company does not yet have revenues. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial position and results of operations.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial position and results of operations.

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Note 4 – RECENT ACCOUNTING PRONOUNCEMENTS, continued

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the income statement. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016. The Company has determined that the adoption of this standard will not have a material impact on its consolidated financial statements. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial position and results of operations.

In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606)”, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company will evaluate the effects, if any, that adoption of this guidance will have on its consolidated financial statements. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial position and results of operations.

In May 2016, the FASB issued Topic ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606)”, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company will evaluate the effects, if any, that adoption of this guidance will have on its consolidated financial statements. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial position and results of operations.

In June 2016 the FASB issued Topic ASU No. 2016-13 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326)” (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim period beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial position and results of operations.

In August 2016 the FASB issued Topic ASU No. 2016-15 “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update to the standard is effective for the Company beginning January 1, 2018, with early application permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial position and results of operations.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 amends the classification and presentation of changes in restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for the Company’s fiscal year beginning January 1, 2018. Early adoption is permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial position and results of operations.

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Note 4 – RECENT ACCOUNTING PRONOUNCEMENTS, continued

In December 2016, the FASB issued ASU No.2016-19, “Technical Corrections and Improvements”, to clarify the codification, correct unintended application of guidance, or make minor improvements to the accounting standards codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. For public companies, the standard is effectively immediately for amendments that do not have transition guidance. Amendments that are subject to transition guidance, the effective date is interim and annual reporting periods beginning after December 15, 2016. The Company adopted the standard immediately upon issuance for amendments that do not have transition guidance. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-20. “Technical Corrections and Improvements to Topic 606. Revenue from Contracts with Customers”. This update is a comprehensive revenue recognition standard that applies to all entities that have contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. The amendment also clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The update is now effective for interim and annual reporting periods beginning after December 15, 2017.

In January 2017, the FASB issued ASU No. 2017-01. “Business Combinations (Topic 805):, Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities is a business. Also the amendments provide more consistency in applying the guidance, reducing the costs of application, and make the definition of a business more operable. The guidance is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial position and results of operations.

Note 5 - acquisition of black range

On September 16, 2015 (“Black Range Acquisition Date”), Western completed its acquisition of Black Range, an Australian company that was listed on the Australian Securities Exchange until the acquisition was completed. The acquisition terms were pursuant to a definitive Merger Implementation Agreement entered into between Western and Black Range. Pursuant to the agreement, Western acquired all of the issued shares of Black Range by way of Scheme of Arrangement under the Australian Corporation Act 2001 (Cth) (the "Black Range Transaction"), with Black Range shareholders being issued shares of Western on a 1 for 750 basis. On August 25, 2015, the Black Range Transaction was approved by the shareholders of Black Range and on September 4, 2015, Black Range received approval by the Federal Court of Australia. In addition, Western issued to certain employees, directors and consultants options to purchase Western common stock. Such stock options were intended to replace Black Range stock options outstanding prior to the Black Range Transaction on the same 1 for 750 basis.

In connection with the Black Range Transaction, Western acquired the net assets of Black Range. These net assets consist principally of interests in a complex of uranium mines located in Colorado (the “Hansen-Taylor Complex”) and a 100% interest in a license expiring March 16, 2040 for ablation mining technologies and related patents from Ablation Technologies, LLC (“Ablation Technologies”). The Hansen-Taylor Complex is principally a sandstone-hosted deposit that was discovered in 1977 which was permitted for mining in 1981. Ablation is a low cost, purely physical method of concentrating mineralization of uranium ore by applying a grain-size separation process to ore slurries.

As Black Range did not qualify as a business, the Black Range Transaction did not constitute a business combination. It was treated as an issuance of shares and stock options by Western for the net monetary assets of Black Range.

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Note 5 - acquisition of black range, continued

The transaction therefore was accounted for as an asset purchase, with Western being identified as the accounting acquirer and the equity consideration measured at fair value. The results of operations, cash flows and the assets and liabilities of Black Range have been included in these consolidated financial statements since September 16, 2015, the acquisition date.

The following details the allocation of the purchase price consideration to the assets and liabilities acquired:

Cash	$4,190
Prepaid permit and other costs	19,296
Mineral properties	10,100,000
Ablation intellectual property	9,488,051
Land, buildings and improvements	1,125,000
Restricted cash	382,362
Accounts payable and accrued liabilities	(396,145)
Mortgage payable	(1,051,000)
Credit Facility	(363,074)
Deferred contingent consideration	(500,000)
Deferred tax liability	(4,063,330)
Reclamation liability	(75,683)
Total	$14,669,667

Purchase price consideration:
Fair value of 4,173,299 shares of Western common stock issued to the former stockholders of Black Range	$14,167,703
Fair value of 20,510 shares of Western common stock issued to directors and consultants of Black Range	69,628
Fair value of 271,996 Western stock options issued to directors and consultants of Black Range	432,336
$14,669,667

Mortgage

In connection with the Black Range Transaction, Western assumed a mortgage secured by land, building and improvements at 1450 North 7 Mile Road, Casper, Wyoming, with interest payable at 8.00% and payable in monthly payments of $11,085 with the final balance of $1,044,015 due as a balloon payment on January 16, 2016. The Company did not pay the mortgage on its due date. On May 26, 2016, the Company executed agreements with the mortgage holder whereby in an equal exchange the mortgage was exchanged for the land, building and improvements with which it was secured (see Note 9).

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Note 5 - acquisition of black range, continued

Credit facility

In March 2015, Western agreed to provide a secured credit facility to Black Range providing for loans up to AUD $450,000 (the “Credit Facility”). On September 1, 2015, the Credit Facility was increased by $100,000 to $550,000 and the term was extended to October 1, 2015. The terms of which included the following:

(1)	Interest accrued at 8.00% per annum;

(2)	loans under the Credit Facility were secured by Black Range’s assets to the extent permitted by law and subject to any requisite third party consents; and

(3)	The loans under the Credit Facility were deemed satisfied in connection with the consummation of the Black Range Transaction.

On September 16, 2015, upon consummation of the Black Range Transaction, the Company assumed and subsequently settled the outstanding obligations under the Credit Facility.

Deferred Contingent Consideration

Prior to the Black Range Transaction, George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $372,000) to Seller within 60 days of the first commercial application of the ablation technology. Western assumed this contingent payment obligation in connection with the Black Range Transaction. At the Black Range Acquisition Date, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount estimable, the Company recorded the deferred contingent consideration as an assumed liability.

Reclamation Liabilities

In connection with the Black Range Transaction, the Company assumed the reclamation liabilities imposed by law on the mineral properties. The Company has estimated that the gross reclamation liability as of September 16, 2015 was $382,386, and expects to begin incurring the liability after 2055. The Company discounted the liability for time at a discount rate of 5.4% and calculated the net discounted value to be $75,683, such amount is subject to revisions. The gross reclamation liability is secured by certificates of deposit.

Note 5 - acquisition of black range, Continued

Options to Acquire Additional Interests within the Hansen-Taylor Complex

In connection with the Black Range Transaction, the Company assumed two options to acquire additional mineral interests within the Hansen-Taylor Complex.

Pursuant to the option and exploration agreement between Black Range and STB Minerals LLC (“STB”) dated February 18, 2011, and as amended and extended, expiring on July 28, 2017, an exclusive option to acquire STB’s 51% mineral interest in the Hansen Deposit requiring upon exercise, a payment of $2,000,000 in cash and the issuance of shares of the Company’s common stock equal in value to $3,750,000. 180 days following this initial cash payment and issuance of shares, the Company is required to issue additional shares of the Company’s common stock equal in value to $3,750,000. Additionally, the Company will pay STB a perpetual royalty of 1.5%.

Pursuant to an amended and restated option agreement dated July 17, 2009, between Black Range and NZ Minerals, LLC (“NZ”), the Company has the right to acquire NZ’s 24.5% mineral interest in the Hansen Deposit. At any time before the earlier of twenty years from the date of the option agreement or commencement of commercial scale production, the Company is required to pay $2,000,000 in cash and to issue shares of the Company’s common stock equal in value to $2,000,000. Additionally, the Company will pay to NZ a perpetual royalty of 1.176%.

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 6 - MINERAL ASSETS, ABLATION INTELLECTUAL PROPERTY AND OTHER PROPERTY

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

On September 16, 2015, in connection with the Black Range Transaction, the Company acquired additional mineral properties. The mining properties acquired through Black Range include leased land in the states of Colorado, Utah, Wyoming and Alaska. None of these mining properties were operational at the date of acquisition. As these properties have not formally established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mining properties acquired on September 16, 2015, include Hansen, North Hansen, High Park, Hansen Picnic Tree, Taylor Ranch, Boyer Ranch, located in Fremont County, Colorado. The Company also acquired Jonesville Coal located in Palmer Recording District, Alaska and Keota located in Weld County, Wyoming.

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

During July and October, 2016, the Company elected not to renew leases relating to four projects that were either obtained through the acquisition of mining properties from Energy Fuels Holding Corp or acquisition of Black Range. The decision to not renew these four leases was based upon a number of factors, the most significant of which were the location of the projects, the development stage of each project, and the lower grades and lesser amounts of vanadium and uranium identified at each of these projects. The forfeiture of these leases has no material adverse impact on the fair value of the Company’s mining assets.

The Company’s mining and mining related assets consist of the following:

	As of December 31,
	2016	2015
Land, building and improvements	$-	$1,050,810
Mineral properties	$11,645,218	$11,645,218
Ablation intellectual property	$9,488,051	$9,488,051

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 6 - MINERAL ASSETS, ABLATION INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties at December 31, 2016 and, 2015 to be approximately $1,036,333 and $1,036,333, respectively. During the years ended December 31, 2016 and 2015, the accretion of the reclamation liabilities was $183,510 and $34,674, respectively. Except in regard to its Alaska coal mine property (as discussed below), the Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over their remaining life using a discount rate of 5.4% to a net discounted value as of December 31, 2016 and 2015 of $403,639 and $220,129, respectively. The gross reclamation liabilities as of December 31, 2016 are secured by certificates of deposit in the amount of $1,036,333.

During the second quarter of 2016, the Company initiated actions to cancel its coal mining leases in Alaska. In connection therewith, the Company notified the state of Alaska of its intent to forfeit the posted bond in satisfaction of the reclamation liabilities at the site. In response to the Company’s notification, the Company received notification that the state of Alaska was initiating forfeiture of the Company’s performance bond for reclamation. However, the notice indicated an additional surety bond of $150,000 in excess of the $210,500 cash bond which had been posted by the Company upon purchase of the property. The Company and its advisors do not believe that it is obligated for this additional amount of claimed reclamation obligation. The Company is working with its legal counsel and the State of Alaska to resolve this matter. The Company has not recorded an additional $150,000 obligation as the Company does not expect, based on the advice of legal counsel, to be obligated to an amount greater than that presently reflected in the reclamation liability. During the year ended December 31, 2016, the Company adjusted the fair value of its reclamation obligation and for the Alaska mine, accreted an incremental change of $172,543 to bring its reclamation liability to face value. The portion of the reclamation liability related to the Alaska mine, and its related restricted cash are included in current liabilities and current assets respectively, at values of $215,976 and $215,976. On January 20, 2017, the state of Alaska notified the Company that its reclamation bond had been forfeited and that it was unlikely that any additional amount would be due to Alaska pursuant to the Company’s reclamation obligations.

	For the years ended December 31,
	2016	2015
Beginning balance	$220,129	$113,772
Acquisition of Black Range	-	75,683
Accretion	183,510	30,674
Ending Balance	$403,639	$220,129

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 7 - Accounts Payable and Accrued Liabilities

	As of December 31,
	2016	2015
Trade accounts payable	$547,254	$520,530
Accrued liabilities	222,653	304,571
	$769,907	$825,101

NOTE 8 - Notes Payable

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

On August 8, 2016, accrued interest was paid in the amount of $13,477. On August 16, 2016, the Company further extended the maturity of the Nueco Note to November 16, 2016. In consideration for the extension, the Company paid a fee of $10,000 which did not reduce the interest or principal on the Nueco Note. Further, a principal payment of $90,000 was made on August 23, 2016, which reduced the outstanding principal amount to $185,564. The August 16, 2016 extension was accounted for as a modification, and as such, the extension fees were accounted for as additional debt discount and were amortized over the remaining extended term of the note.

On November 29, 2016, the Company and the lender agreed to further extend the maturity of the Nueco Note to January 31, 2017. In consideration for the extension, the Company paid a $5,000 fee that did not reduce the principal or interest on the Nueco Note. The Company also made a payment of $5,155, which represented interest on the Nueco Note through January 31, 2017.

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 8 - Notes Payable, continued

Nueco Note, Continued

On February 1, 2017, the Company and lender agreed to further extend the maturity of the Nueco Note to the earlier of (a) five days after the next closing of a private placement; or (b) April 15, 2017. In consideration for the extension, the Company paid to the lender a payment in the amount of $100,000 which represented (i) a principal reduction of $85,564; (ii) $1,186 for a prepayment of interest through April 15, 2017; and (iii) a payment of $13,250 which is a fee which does not reduce the principal or interest on the Nueco Note.

On March 31, 2017, the Company repaid the Nueco Note in full.

Siebels Note

On September 30, 2015 the Company entered into a note payable (“Siebels Note”) with The Siebels Hard Asset Fund, Ltd. (“Siebels”) for $250,000, which was fully funded on October 14, 2015. The Siebels Note bears interest at a rate of 16.0% per annum and was to mature on December 15, 2015. On December 16, 2015 the Company and the lender agreed to extend the maturity of the Siebels Note until June 16, 2016. In consideration for the extension of the repayment, the accrued interest at the time of extension of $8,333 was reclassified to principal, bringing the principal of the Siebels Note to $258,423. Also in consideration for such extension the interest rate was increased to 18% per annum. The Company did not repay the note upon its maturity on June 16, 2016. On July 29, 2016, a partial principal payment in the amount of $100,000 was made and on September 9, 2016, a partial principal payment in the amount of $50,000 was made. After the remittance of the aforementioned principal payments, the balance remaining outstanding was $108,423. On December 29, 2016, the Company repaid the Siebels Note in full.

On February 22, 2016, the Company entered into a second note payable with Siebels for $100,000. The note bore interest at a rate of 18.0% per annum and matured on April 22, 2016. On April 28, 2016, the Company repaid this note in full.

Notes payable consisted of:

	As of December 31, 2016
	Principal	Discount	Balance, Net of Discount	Current	Non-Current
EFHC	$500,000	$31,632	$468,368	$-	$468,368
Nueco	185,564	2,439	183,125	183,125	-
Total	$685,564	$34,071	$651,493	$183,125	$468,368

	As of December 31, 2015
	Principal	Discount	Balance, Net of Discount	Current	Non-Current
EFHC	$500,000	$50,016	$449,984	$-	$449,984
Nueco	250,180	-	250,180	250,180	-
Siebels	240,013	-	240,013	240,013	-
Total	$990,193	$50,016	$940,177	$490,193	$449,984

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 8 - Notes Payable, CONTINUED

Siebels Note, Continued

The Company’s total interest expense, net, consisted of:

	For the Years Ended December 31,
	2016	2015
Interest expense, notes payable	$71,301	$58,067
Amortization of discount on notes payable	51,316	28,872
Accretion of reclamation liabilities	183,510	27,700
Interest income	(4,138)	-
Interest expense, net	$301,989	$114,639

NOTE 9 - MORTGAGE

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

Note 10 - share capital and other equity instruments

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share rateably in all assets of the Company that are legally available for distribution. As of December 31, 2016 and 2015, an unlimited number of common shares were authorized for issuance.

Private Placements

On January 4, 2016, the Company completed a private placement raising gross proceeds of CAD $300,000 (USD $216,534) through the subscription for 101,009 common shares at a price of CAD $2.97 (USD $2.14) per common share, and warrants to purchase an aggregate of 101,009 common shares at an exercise price of CAD $3.50 (USD $2.60 as of December 31, 2016). The warrants are exercisable immediately upon issuance and have a term of five years. Of the total amount received, CAD $275,000 (USD $198,298) was received in December of 2015 while the remainder CAD $25,000 (USD $18,236) was received in the three months ended March 31, 2016. As of December 31, 2015, the Company accounted for the proceeds of $198,298 as subscriptions payable.

During April 2016, the Company initiated a private placement offering for the sale of units of its securities for a price per unit of CAD $1.70 (USD $1.34). Each unit consists of one share of the Company’s common stock and one warrant to purchase a share of common stock at CAD $2.60 (USD $1.93 as of December 31, 2016) per share, with a term of five years. During April and May 2016 the Company raised gross and net proceeds of CAD $791,090 (USD $622,174) through the issuance of 465,347 units.

On September 2, 2016 the Company completed a private placement issuing 1,078,458 units at CAD $1.70 (USD $1.32) per unit for total gross proceeds of CAD $1,833,378 (USD $1,423,618) and net proceeds of CAD $1,830,029 (USD $1,407,841). Each unit consists of one common share of the Company and one warrant at an exercise price of CAD $2.80 (USD $2.08 as of December 31, 2016) which expire five years after the date of issuance.

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Note 10 - share capital and other equity instruments, continued

Private placements, Continued

During December 2016, the Company completed a private placement and issued 1,010,950 units at CAD $1.20 (USD $.90) per unit for total gross proceeds of CAD $1,213,140 (USD $909,855) and total net proceeds of CAD $1,129,922 (USD $870,447). Each unit consists of one common share of the Company and one warrant at an exercise price of CAD $2.80 (USD $2.08 as of December 31, 2016) which expires five years after the date of issuance. In connection with this private placement, the Company issued 40,276 broker warrants with identical terms to the warrants included in the units issued in the private placement.

During the year ended December 31, 2016, the Company issued 2,655,764 shares of common stock in connection with these private placements.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. At December 31, 2016, a total of 18,886,497 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 1,888,650. At December 31, 2015, a total of 16,230,733 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 1,623,073 (10% of the issued and outstanding common shares).

Stock Option Grants

In connection with the acquisition of Black Range on September 16, 2015, the Board of Directors granted options under the Plan for the purchase of 271,996 shares of common stock to certain of the former directors, employees and consultants of Black Range. On the date of grant, these options were fully vested, had a weighted average exercise price of CAD $6.39 (USD $4.82) and a weighted average remaining contractual life of 3.52 years and had a grant date fair value of $1.59 per share.

On October 4, 2016, the Company granted options under the Plan for the purchase of an aggregate of 1,075,000 shares of common stock to ten individuals consisting of officers, consultants, directors and employees of the Company. The options have a five year term, an exercise price of CAD $2.50 (USD $1.90), and vest equally in thirds commencing initially on the date of grant and thereafter on October 31, 2016, and March 31, 2017.

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Note 10 - share capital and other equity instruments, continued

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value	Intrinsic Value
Outstanding - January 1, 2016	271,996	$4.82		$1.59
Granted	1,075,000	$1.90		$0.27
Expired, forfeited, or cancelled	-	-
Exercised	-	-
Outstanding December 31, 2016	1,346,996	$2.37	4.28	$0.53	$-
Exercisable, December 31, 2016	988,663	$2.57	4.11	$0.63	$-

The Company’s stock based compensation expense related to stock options for the years ended December 31, 2016 and 2015 was $152,322 and $0, respectively.

The Company utilized the Black-Scholes option pricing model to determine the fair value of these stock options, using the assumptions as outlined below.

	For the Year Ended December 31,
	2016	2015
Stock Price	$1.74	$3.39
Exercise Price	$1.90	$4.82
Number of Options Granted	1,075,000	271,996
Dividend Yield	0%	0%
Expected Volatility	75%	75%
Weighted Average Risk-Free Interest Rate	1.22%	0.82 – 1.38%
Expected life (in years)	2.59	2.3 – 4.2

Warrants

As of December 31, 2016, there were warrants outstanding to purchase an aggregate of 2,696,040 shares of the Company’s common stock at a weighted average exercise price of CAD $2.79 (USD $2.08) per share. These warrants have a weighted average remaining life of 4.71 years and were fully exercisable on date of grant.

As of December 31, 2015, there were no warrants issued or expired.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding - January 1, 2016	-
Granted	2,696,040	$2.08
Expired, Forfeited, or Cancelled	-
Exercised	-
Outstanding December 31, 2016	2,696,040	$2.08	4.71	$-
Exercisable, December 31, 2016	2,696,040	$2.08	4.71	$-

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Note 11 - Mining Expenditures

	For the Year Ended December 31,
	2016	2015
Permits	$127,430	$122,397
Maintenance	238,047	319,482
Lease abandonment	-	-
Contract Labor	7,805	5,003
Royalties	16,550	10,330
	$389,832	$457,212

NOTE 12 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
Deferred tax assets:	2016	2015
Net operating loss carryovers	$4,729,737	$3,739,799
Marketable securities	23,473	23,298
Accrued expenses	91,925	91,526
Deferred tax assets, gross	4,845,135	3,854,623

Less: valuation allowance	(1,578,784)	(531,983)
Deferred tax assets, net	3,266,351	3,322,640

Deferred tax liabilities:
Property and equipment	(7,329,681)	(7,385,970)

Deferred tax assets (liabilities), net	$(4,063,330)	$(4,063,330)

The change in the Company’s valuation allowance is as follows:

	For the Years Ended December 31,
	2016	2015
Beginning of year	$531,983	$5,197,981
(Decrease) increase in valuation allowance	1,046,801	(4,665,998)
End of year	$1,578,784	$531,983

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income from operations before the provision for income taxes is as follows:

	For the Years Ended December 31,
	2016	2015
U.S. federal statutory rate	(34.0)%	(34.0)%
State and foreign taxes	(3.2)%	(3.2)%
Permanent differences
Non-deductible expenses	2.7%	3.6%
Valuation allowance	48.1%	33.6%
True-up of prior year deferred tax assets	(13.6)%	0%
Effective income tax rate	0.0%	0.0%

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 12 - INCOME TAXES, CONTINUED

The Company has net operating loss carryovers of approximately $12,717,346 for federal and state income tax purposes, which begin to expire in 2026. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company. Based on losses from inception, the Company determined that as of December 31, 2016 it is more likely than not that the Company will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a valuation allowance against the deferred tax assets was required of $1,578,784 and $531,983 as of December 31, 2016 and 2015, respectively.

Internal Revenue Code (“IRC”) Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis over a period of three years by more than 50 percentage points. Management cannot control the ownership changes occurring. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. The Company has analyzed the issuances of shares of common stock during the years ended December 31, 2016 and 2015 and does not believe such change of control occurred. If such ownership change under IRC section 382 had occurred, such change would substantially limit the Company’s ability in the future to utilize its net operating loss carryforwards

NOTE 13 - Related Party Transactions (Including Key Management Compensation)

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Entities controlled by a member of the Board of Directors earned consulting fees totaling $47,660 and $49,192 for the years ended December 31, 2016 and 2015, respectively. The same director earned director fees totaling $3,021 and $6,325 during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the Company has $0 and $5,074, respectively, in accounts payable and accrued liabilities owing to this director.

Pursuant to a consulting agreement, a United States limited liability company owned by a person who is a director and until October 19, 2016, was the Company’s CFO, entered into a contract with the Company effective January 1, 2015 (“January 2015 Agreement”) to provide financial and consulting services at an annual consultant fee of $100,000. The contract had a term of one year. On October 21, 2015, the Company entered into an additional agreement with this same company to provide additional services to the Company, for the term of October through December 2015 for a monthly fee of $6,500. On January 1, 2016, the Company entered into an agreement with a different United States limited liability company owned by the same director (“January 2016 Agreement”) to provide financial and other consulting services at $8,333 per month. Pursuant to a consulting agreement, the January 2016 Agreement was cancelled and a new agreement was entered into between the Company, a United States limited liability company owned by the same director as the January 2016 Agreement and Robert Klein (“October 2016 Agreement”) to provide financial operating services and to have Mr. Klein serve as the Chief Financial Officer. The term of the October 2016 Agreement runs through July 31, 2017 and has an annual fee of $162,000 payable monthly, starting on October 1, 2016. On March 26, 2017, the Company provided notice that it would be cancelling the October 2016 Agreement, effective April 30, 2017. During the years ended December 31, 2016 and 2015, the Company incurred fees of $94,351 and $119,500, respectively, to these companies. At December, 2016 and 2015, the Company had $0 and $14,833, respectively, included in accounts payable and accrued liabilities payable to these companies.

In connection with the acquisition of Black Range on September 16, 2015, Western assumed an obligation in the amount of AUS $500,000 (USD $372,000) payable to Western’s CEO and director contingent upon the commercialization of the ablation technology. As of December 31, 2016, the obligation of USD $372,000 is included in deferred contingent consideration on the consolidated balance sheet. During the year ended December 31, 2016, the Company recorded a gain $128,000 on the translation of the obligation and such gain was reflected within the “unrealized foreign exchange gain” in the statement of operations and comprehensive loss.

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 13 - Related Party Transactions (Including Key Management Compensation), CONTINUED

Pursuant to a consulting agreement, a United States limited liability company owned by a person who is a director entered into a consulting contract with the Company effective April 1, 2016 to provide financial, advisory, and consulting services, including representing the Company to a variety of stakeholders for a six month term ending on September 30, 2016. On October 1, 2016, the Company extended this agreement through January 31, 2017. Professional fees for the year ended December 31, 2016 were $149,244, related to this agreement. As of December 31, 2016 and December 31, 2015, the Company had $0 and $0, respectively, included in accounts payable and accrued expenses payable to this entity.

NOTE 14 - SUBSEQUENT EVENTS

Shares Issued For Accounts Payable

On February 2, 2017, the Company issued 53,788 shares of its common stock in exchange for approximately $82,640 of its accounts payable outstanding with certain creditors.

Employment Agreement

On February 8, 2017, the Company entered into an employment agreement with Mr. George Glasier, its Chief Executive Officer. The employment agreement is for the term of January 1, 2017 through December 31, 2018, with automatic annual renewals unless the Company or Mr. Glasier were to provide 90 days written notice of their desire to not renew the agreement. The employment agreement provides for a base salary of $180,000 per annum and a discretionary annual cash bonus to be determined by the board of directors.

Private Placement

On March 31, 2017, the Company completed a private placement of 634,424 units at a price of CAD $1.75 (USD $1.35) per unit for gross proceeds of CAD $1,110,263 (USD $835,805). Each unit consists of one share of the Company’s common stock and a warrant for the purchase of one share of the Company’s common stock. Each warrant is immediately exercisable at a price of CAD $3.25 and expires five years from the date of issuance.

Nueco Note Extension and Repayment

On February 1, 2017, the Company extended the maturity of the Nueco Note. See Note 8 for a description of the extension.

On March 31, 2017, the Company repaid the Nueco Note in full.

Boyer Lease

On February 16, 2017, the Company’s Boyer Lease reaches its expiration date and the Company elected not to negotiate a renewal.

