Form 10-Q
period 2017-03-31
Western Uranium Corp
filed 2017-05-15
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2017, 19,574,709 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM CORPORATION

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in $USD)

	As of:
	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$873,938	$791,814
Prepaid expenses	182,410	80,734
Marketable securities	3,006	2,976
Restricted cash	215,976	215,976
Other current assets	31,733	22,047
Total current assets	1,307,063	1,113,547

Restricted cash	820,357	820,357
Mineral properties	11,645,218	11,645,218
Ablation intellectual property	9,488,051	9,488,051

Total assets	$23,260,689	$23,067,173

Liabilities and Shareholders' Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$678,921	$769,907
Reclamation liability, current	215,976	215,976
Current portion of notes payable	-	183,125
Total current liabilities	894,897	1,169,008

Reclamation liability	189,191	187,663
Deferred tax liability	4,063,330	4,063,330
Deferred contingent consideration, non current	372,000	372,000
Notes payable, net of discount and current portion	473,002	468,368

Total liabilities	5,992,420	6,260,369

Commitments

Shareholders' Equity
Common stock, no par value, unlimited authorized shares, 19,574,709 and 18,886,497 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	21,958,058	20,927,360
Subscription receivable	-	(28,429)
Accumulated deficit	(4,731,081)	(4,125,855)
Accumulated other comprehensive income	41,292	33,728
Total shareholders' equity	17,268,269	16,806,804
Total liabilities and shareholders' equity	$23,260,689	$23,067,173

The accompanying notes are in integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in $USD)

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Expenses
Mining expenditures	$40,618	$93,350
Professional fees	225,494	35,107
General and administrative	226,187	36,257
Consulting fees	84,763	42,870
Loss from operations	(577,062)	(207,584)

Interest expense, net	28,164	20,080

Net loss	(605,226)	(227,664)

Other comprehensive loss
Foreign exchange gain (loss)	7,564	(31,256)

Comprehensive loss	$(597,662)	$(258,920)

Loss per share - basic and diluted	$(0.03)	$(0.01)

Weighted average shares outstanding, basic and diluted	18,928,210	16,327,302

The accompanying notes are in integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Stated in $USD)

(unaudited)

	Common Shares				Accumulated Other
	Shares	Amount	Subscription Receivable	Accumulated Deficit	Comprehensive Income	Total

Balance as of January 1, 2017	18,886,497	$20,927,360	(28,429)	$(4,125,855)	$33,728	$16,806,804

Receipt of subscription receivable	-	-	28,429	-	-	28,429
Shares issued for accounts payable on February 7, 2017	53,788	83,338	-	-	-	83,338
Sale of 634,424 units on March 31, 2017 in private placement	634,424	814,078	-	-	-	814,078
Stock based compensation - stock options		133,282				133,282
Foreign exchange loss	-	-	-	-	7,564	7,564
Net loss for the three months ended March 31, 2017	-	-	-	(605,226)	-	(605,226)

Balance as of March 31, 2017	19,574,709	$21,958,058	$-	$(4,731,081)	$41,292	$17,268,269

The accompanying notes are in integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in $USD)

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(605,226)	$(227,664)
Reconciliation of net loss to cash used in operating activities:
Accretion of reclamation liability	1,528	1,940
Amortization of debt discount on notes payable	7,073	39,491
Stock based compensation	133,282	-
Change in foreign exchange on marketable securities	(30)	(202)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(111,362)	45,226
Accounts payable and accrued liabilities	(7,648)	(109,468)
Mineral properties	-	19,810
Net cash used in operating activities	(582,383)	(230,867)
Cash Flows From Financing Activities:
Payment of Nueco Note	(185,564)	-
Issuance of Common shares, net of offering costs	814,078	18,236
Receipt of subscription receivable	28,429	-
Proceeds from Siebels Note	-	100,000
Net cash provided by financing activities	656,943	118,236
Effect of foreign exchange rate on cash	7,564	(31,256)
Net increase (decrease) in cash	82,124	(143,887)
Cash - beginning	791,814	214,482

Cash - ending	$873,938	$70,595

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-

Taxes	$-	$-

Non-cash financing activities:
Shares issued from subscription payable	$-	$198,298

Shares issued for account payable and accrued expenses	$83,338	$-

There were no cash flows from investing activities during the three months ended March 31, 2017 and 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 1 - Business

Nature of operations

Western Uranium Corporation (“Western” or the “Company”) was incorporated in December 2006 under the Ontario Business Corporations Act. On November 20, 2014, the Company completed a listing process on the Canadian Securities Exchange (“CSE”). As part of that process, the Company acquired 100% of the members’ interests of Pinon Ridge Mining LLC (“PRM”), a Delaware limited liability company. The transaction constituted a reverse takeover (“RTO”) of Western by PRM. Subsequent to obtaining appropriate shareholder approvals, the Company reconstituted its Board of Directors and senior management team. Effective September 16, 2015, Western completed its acquisition of Black Range Minerals Limited (“Black Range”).

The Company has registered offices at 10 King Street East, Suite 700, Toronto, Ontario, Canada, M5C 1C3 and its common shares are listed on the CSE under the symbol “WUC” and since May 23, 2016 traded on the OTCQX Best Market. Its principal business activity is the acquisition and development of uranium resource properties in the states of Utah and Colorado in the United States of America (“United States”).

Note 2 – Liquidity and going concern

The Company has incurred continuing losses from its operations and as of March 31, 2017 the Company had an accumulated deficit of $4,731,081 and working capital of $412,166.

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

On March 31, 2017, the Company completed a private placement of 634,424 units at a price of CAD $1.75 (USD $1.32) per unit for gross proceeds of CAD $1,110,242 (USD $834,252) and net proceeds of CAD $1,083,415 (USD $814,078). Each unit consists of one share of the Company’s common stock and a warrant for the purchase of one share of the Company’s common stock. Each warrant is immediately exercisable at a price of CAD $3.25 and expires five years from the date of issuance. The Company also issued broker warrants to purchase 11,108 shares of common stock at a price of CAD $3.25 per share, which expire two years from the date of issuance.

Note 3 – SUMMARY OF Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 and related notes thereto which were included in the Company’s form 10-K filed with the Securities and Exchange Commission on March 31, 2017.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

Note 3 – SUMMARY OF Significant Accounting Policies, Continued

Basis of Presentation and Principles of Consolidation, continued

The accompanying unaudited condensed consolidated financial statements include the accounts of Western and its wholly-owned subsidiaries, Western Uranium Corporation (Utah), PRM, Black Range, Black Range Copper Inc., Ranger Resources Inc., Black Range Minerals Inc., Black Range Minerals Colorado LLC, Black Range Minerals Wyoming LLC, Haggerty Resources LLC, Ranger Alaska LLC, Black Range Minerals Utah LLC, Black Range Minerals Ablation Holdings Inc. and Black Range Development Utah LLC. All significant inter-company transactions and balances have been eliminated upon consolidation.

The Company has established the existence of mineralized materials for certain uranium projects. The Company has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of its uranium projects.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported.   By their nature, these estimates are subject to measurement uncertainty and the effects on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common stock, assessment of the useful life and evaluation for impairment of intangible assets, valuation and impairment assessments on mineral properties, deferred contingent consideration, and the reclamation liability, valuation of stock-based compensation, valuation of available-for-sale securities and valuation of long-term debt. Other areas requiring estimates include allocations of expenditures, depletion and amortization of mineral rights and properties. Actual results could differ from those estimates.

Foreign Currency Translation

The reporting currency of the Company, including its subsidiaries, is the United States dollar. The financial statements of subsidiaries located outside of the U.S. are measured in their functional currency, which is the local currency. The functional currency of the parent (Western Uranium Corporation (Ontario)) is the Canadian dollar. Monetary assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Income and expense items are translated using average monthly exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.

Fair Values of Financial Instruments

The fair value of financial instruments in the Company’s condensed consolidated financial statements as of March 31, 2017 and December 31, 2016 are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of March 31, 2017	$3,006	$-	$-

Marketable securities as of December 31, 2016	$2,976	$-	$-

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three months ended March 31, 2017 and 2016 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2017	2016
Warrants to purchase shares of common stock	3,341,572	101,009
Options to purchase shares of common stock	1,346,996	271,996
Total potentially dilutive securities	4,688,568	373,005

Note 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2016. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. The Company does not yet have revenues. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial position and results of operations.

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

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the income statement. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016. The Company has determined that the adoption of this standard will not have a material impact on its consolidated financial statements. The Company has adopted this standard for the period beginning January 1, 2017.

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

In June 2016 the FASB issued Topic ASU No. 2016-13 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326)” (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial position and results of operations.

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

In January 2017, the FASB issued ASU No. 2017-04. “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. ASU No. 2017-04 will be effective for the Company as of January 1, 2020. The Company is currently evaluating the impact that the adoption of this ASU will have on the Company’s consolidated financial statements and whether it may be early adopted prior to the effective date.

In May 2017, the FASB issued ASU No. 2017-09. “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The guidance provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on the Company’s consolidated financial statements.

NOTE 5 - MINERAL PROPERTIES AND ABLATION INTELLECTUAL PROPERTY

The Company’s mining properties acquired on August 18, 2014, include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Yellow Cat Project located in eastern Grand County, Utah; The Farmer Girl Mine project located in Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015, include Hansen, North Hansen, High Park, Hansen Picnic Tree, Taylor Ranch, Boyer Ranch, located in Fremont County, Colorado. The Company also acquired Jonesville Coal located in Palmer Recording District, Alaska and Keota located in Weld County, Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, Wyoming, and Alaska. All of the mining assets represent properties which have previously been mined to different degrees for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

On February 16, 2017, the Company’s Boyer Ranch lease reached its expiration date and the Company elected not to renew the lease. The forfeiture of this lease has no material adverse impact on the fair value of the Company’s mineral properties.

The Company’s mineral properties and ablation intellectual property are:

	As of
	March 31, 2017	December 31, 2016
Mineral properties	$11,645,218	$11,645,218
Ablation intellectual property	$9,488,051	$9,488,051

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of March 31, 2017 and December 31, 2016 to be approximately $1,036,333 and $1,036,333, respectively. During the three months ended March 31, 2017 and 2016, the accretion of the reclamation liabilities was $1,528 and $1,940, respectively. Except in regard to its Alaska coal mine property (as discussed below), the Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over their remaining life using a discount rate of 5.4% to net discounted values as of March 31, 2017 and December 31, 2016 of $405,167 and $403,639, respectively. The gross reclamation liabilities as of March 31, 2017 are secured by certificates of deposit in the amount of $1,036,333.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 5 - MINERAL ASSETS AND ABLATION INTELLECTUAL PROPERTY, CONTINUED

Reclamation Liabilities, Continued

During the second quarter of 2016, the Company initiated actions to cancel its coal mining leases in Alaska. In connection therewith, the Company notified the state of Alaska of its intent to forfeit the posted bond in satisfaction of the reclamation liabilities at the site. In response to the Company’s notification, the Company received notification that the state of Alaska was initiating forfeiture of the Company’s performance bond for reclamation. However, the notice indicated an additional surety bond of $150,000 in excess of the $210,500 cash bond which had been posted by the Company upon purchase of the property. The Company and its advisors do not believe that it is obligated for this additional amount of claimed reclamation obligation. The Company is working with its legal counsel and the State of Alaska to resolve this matter. The Company has not recorded an additional $150,000 obligation as the Company does not expect, based on the advice of legal counsel, to be obligated to an amount greater than that presently reflected in the reclamation liability. On January 20, 2017, the state of Alaska notified the Company that its reclamation bond had been forfeited and that it was unlikely that any additional amount would be due to Alaska pursuant to the Company’s reclamation obligations and since January 20, 2017, the Company has received no further communications.

Reclamation liability activity for the three months ended March 31, 2017 consists of:

January 1, 2017	$403,639
Accretion	1,528
March 31, 2017	405,167

Less current portion	215,976
Non-current portion	$189,191

NOTE 6 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	As of:
	March 31, 2017	December 31, 2016
Trade accounts payable	$454,576	$547,254
Accrued liabilities	224,345	222,653
	$678,921	$769,907

NOTE 7 - Notes Payable

EFHC Note

On August 18, 2014, in connection with the purchase of certain of the mineral properties, the Company entered into a note payable with Energy Fuels Holding Corporation (“EFHC”) (the “EFHC Note”) for $500,000. The EFHC Note bears interest at a rate of 3.0% per annum and is secured by a first priority interest in certain of the Company’s mineral properties. The EFHC Note was initially recorded net of a discount for interest of $73,971, resulting in a total effective interest rate of 7% per annum. The discount is being amortized using the effective interest method over the life of the loan. All principal on the EFHC Note is due and payable on August 18, 2018 and interest on the EFHC Note is due and payable annually beginning August 18, 2015.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 7 - Notes Payable, continued

Nueco Note

On August 18, 2014, also in connection with the purchase of certain of the mineral properties, the Company entered into a Note Assumption Agreement with EFHC and Nuclear Energy Corporation (“Nueco”), whereby the Company assumed all of the obligations of EFHC under its note payable with Nueco (the “Nueco Note”). The Nueco Note bears no stated interest rate and is secured by certain of the Company’s mining assets. On the date of the purchase, the Company recorded the Nueco Note net of a discount for interest of $23,724 at a rate of 7% per annum. The discount is being amortized using the effective interest method over the life of the loan. The Nueco Note payment due on December 20, 2014 in the amount of $250,180 was made on January 5, 2015 without penalty other than additional interest at 6% per annum. As of December 31, 2015, the Nueco Note had a remaining obligation outstanding of $250,180, the due date of which was extended to January 13, 2016. In connection with the extension, the Company agreed to add interest from the date of October 13, 2015 until the date paid at the annual rate of one percent (1%) per annum.

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

On March 31, 2017, the Company repaid the Nueco Note in full.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 7 - Notes Payable, continued

Notes payable consisted of:

	As of March 31, 2017
	Principal	Discount	Balance, Net of Discount	Current	Non-Current
EFHC Note	$500,000	$26,998	$473,002	$-	$473,002

	As of December 31, 2016
	Principal	Discount	Balance, Net of Discount	Current	Non-Current
EFHC Note	$500,000	$31,632	$468,368	$-	$468,368
Nueco Note	185,564	2,439	183,125	183,125	-
Total	$685,564	$34,071	$651,493	$183,125	$468,368

The Company’s total interest expense, net, consisted of:

	For the Three Months Ended March 31,
	2017	2016
Interest expense, notes payable	$5,861	$11,893
Amortization of discount on notes payable	20,324	5,041
Accretion of reclamation liabilities	1,528	2,981
Other interest expense	726	165
Interest income	(275)	-
Interest expense, net	$28,164	$20,080

NOTE 8- COMMITMENTS

On February 8, 2017 the Company entered into an employment agreement with its Chief Executive Officer. The employment agreement provides for an initial term of January 1, 2017 through December 31, 2018, with automatic annual renewals unless the Company or the Chief Executive Officer were to provide 90 days written notice of their desire to not renew the agreement. The employment agreement provides for a base salary of $180,000 per annum and a discretionary annual cash bonus to be determined by the Company’s board of directors.

On May 12, 2017 the Company entered into an engagement agreement with its Chief Financial Officer. The engagement agreement provides for an initial term of May 1, 2017 through June 30, 2017, and may be extended upon mutual agreement. The engagement agreement provides for a base salary of $12,500 per month.

Note 9 - share capital and other equity instruments

Shares Issued for Accounts Payable

On February 7, 2017, the Company issued 53,788 shares of its common stock in exchange for approximately $83,338 of its accounts payable outstanding with certain creditors.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

Note 9 - share capital and other equity instruments, continued

Private Placement

On March 31, 2017, the Company completed a private placement of 634,424 units at a price of CAD $1.75 (USD $1.32) per unit for gross proceeds of CAD $1,110,242 (USD $834,252) and net proceeds of CAD $1,083,415 (USD $814,078). Each unit consists of one share of the Company’s common stock and a warrant for the purchase of one share of the Company’s common stock. Each warrant is immediately exercisable at a price of CAD $3.25 (USD $2.44) and expires five years from the date of issuance. The Company also issued broker warrants to purchase 11,108 shares of common stock at a price of CAD $3.25 per share, which expire two years from the date of issuance.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of March 31, 2017, a total of 19,574,709 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 1,957,471 (10% of the issued and outstanding common shares).

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value	Intrinsic Value
Outstanding - January 1, 2017	1,346,996	$2.37	4.28	$0.53
Outstanding - March 31, 2017	1,346,996	$2.37	4.03	$0.53	$-
Exercisable - March 31, 2017	1,346,996	$2.37	4.03	$0.53	$-

There were no stock options granted, expired, forfeited, cancelled or exercised during the three months ended March 31, 2017.

The Company’s stock based compensation expense related to stock options for the three months ended March 31, 2017 and 2016 was $133,282 and $0, respectively.

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding - January 1, 2017	2,696,040	$2.08	4.71	$-
Issued	645,532	$3.25
Outstanding - March 31, 2017	3,341,572	$2.88	4.56	$-
Exercisable - March 31, 2017	3,341,572	$2.88	4.56	$-

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

Note 10 - Mining Expenditures

	For the Three Months Ended March 31,
	2017	2016
Permits	$3,414	$49,186
Maintenance	37,204	37,854
Contract Labor	-	2,560
Royalties	-	3,750
	$40,618	$93,350

NOTE 11 - Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Entities controlled by a member of the Board of Directors earned consulting fees totaling $1,707 and $42,870 for the three months ended March 31, 2017 and 2016, respectively. The same director earned director fees totaling $24,677 and $9,245 during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company has $8,051 and $0, respectively, in accounts payable and accrued liabilities owing to this director.

Pursuant to a consulting agreement, a United States limited liability company owned by a person who is a director and until October 19, 2016, was the Company’s CFO, entered into a contract with the Company dated January 1, 2016, (” the January 2016 Agreement”) to provide financial and other consulting services at $8,333 per month. On October 19, 2016 the January 2016 Agreement was terminated. On the same date a new agreement was entered into between the Company, a United States limited liability company owned by the same director and Robert Klein (“the October 2016 Agreement”) to provide financial operating services and to have Mr. Klein serve as the Chief Financial Officer. The term of the October 2016 Agreement was to run through July 31, 2017 and has an annual fee of $162,000 payable monthly, starting on October 1, 2016. On March 26, 2017, the Company provided notice that it would be cancelling the October 2016 Agreement, effective April 30, 2017. The acknowledgement of the termination initiated the preparation of Mr. Klein’s engagement agreement as described in Note 8. During the three months ended March 31, 2017 and 2016, the Company incurred fees of $16,500 and $25,000, respectively, to these companies. As of March 31, 2017 and December 31, 2016, the Company had $0 and $0, respectively, included in accounts payable and accrued liabilities payable to these companies.

Pursuant to a consulting agreement, a United States limited liability company owned by a person who is a director entered into a consulting agreement with the Company effective April 1, 2016 to provide financial, advisory, and consulting services, including representing the Company to a variety of stakeholders for a six month term ending on September 30, 2016. On October 1, 2016 the Company extended this agreement through January 31, 2017. Professional fees for the three months ended March 31, 2017 and 2016 were $15,014 and $0, related to this agreement. As of March 31, 2017 and December 31, 2016, the Company had $0 and $0, respectively, included in accounts payable and accrued liabilities payable to this entity. See Note 12 – Subsequent Events for an additional agreement related to this company.

NOTE 12 - SUBSEQUENT EVENTS

Engagement Agreement

On May 12, 2017, the Company entered into an engagement agreement with its Chief Financial Officer. See Note 8 – Commitments.

Related Party Consulting Agreement

On April 1, 2017, the Company entered into a new consulting agreement with a United States limited liability company owned by a person who is a director. The consulting agreement is to provide assistance with capital raising activities and other financial, advisory, and consulting services for the period April 1, 2017 through June 30, 2017. At June 30, 2017 and the last day of each month thereafter, the agreement may be extended by the Company on a month-to-month basis with seven days’ notice. The agreement has a monthly fee of $15,000.

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

The Company has registered offices at 10 King Street East, Suite 700, Toronto, Ontario, Canada, M5C 1C3 and its common shares are listed on the CSE under the symbol "WUC" and since May 23, 2016 traded on the OTCQX Best Market. Its principal business activity is the acquisition and development of uranium resource properties in the states of Utah and Colorado in the United States of America (“United States”).

Recent Developments

March 2017 Private Placement

On March 31, 2017, the Company completed a private placement of 634,424 units at a price of CAD $1.75 (USD $1.32) per unit for gross proceeds of CAD $1,110,242 (USD $834,252) and net proceeds of CAD $1,083,415 (USD $814,078). Each unit consists of one share of the Company’s common stock and a warrant for the purchase of one share of the Company’s common stock. Each warrant is immediately exercisable at a price of CAD $3.25 and expires five years from the date of issuance. The Company also issued broker warrants to purchase 11,108 shares of common stock at a price of CAD $3.25 per share, which expire two years from the date of issuance.

Nueco Note

On February 1, 2017, the Company and lender of the Nueco Note agreed to further extend the maturity of the Nueco Note to the earlier of (a) five days after the next closing of a private placement; or (b) April 15, 2017. In consideration for the extension, the Company paid to the lender a payment in the amount of $100,000 which represented (i) a principal reduction of $85,564; (ii) $1,186 for a prepayment of interest through April 15, 2017; and (iii) a payment of $13,250 which is a fee which does not reduce the principal or interest on the Nueco Note. On March 31, 2017, the Company repaid the Nueco Note in full.

Ablation Licensing

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

Company management believes the key production determinant will be in the use and application of Ablation. In December 2016, CDPHE issued a decision letter that enables the use of Ablation at the Sunday Mine Complex in the state of Colorado under milling license regulations and which also recognized the appropriateness of exemptions to certain milling regulatory requirements. Further, the Company’s attorneys are not fully in agreement with aspects of the decision letter from the CDPHE, thus the Company expects to pursue additional regulatory clarifications which the Company’s management believes would make the application of Ablation potentially more economically advantageous. While resource prices are below target levels, the Company is focusing on improving the regulatory regime which governs the application of Ablation with the goal of minimizing future production costs.

Letter Of Intent with Pinon Ridge Mill

The Company has entered into a letter of intent with Pinon Ridge Corporation for use of its Ablation at the permitted uranium recovery facilities at the Pinon Ridge Mill site. The letter of intent provides for the processing of all of Western’s ore produced by its mines in the region at the mill site to produce U308 and vanadium utilizing both the application of Ablation mining technology and traditional milling techniques, at a cost to be determined in a definitive agreement. The Pinon Ridge Mill license is held by Pinon Ridge Resources Corporation, a wholly owned subsidiary of Pinon Ridge Corporation, which is owned by Mr. George Glasier, our Chief Executive Officer and Mr. Russell Fryer, one of our directors. The letter of intent is subject to the signing of a definitive agreement between the parties, was to be completed by March 1, 2017 but its completion was extended to April 30, 2017. This date has passed and an additional extension has not been signed, however the parties continue discussions. The Pinon Ridge Mill is permitted, but at the pre-development stage.

During April 2017, two sets of term sheets were drafted and exchanged between the Company and Pinon Ridge Corporation regarding the Pinon Ridge Mill. The term sheets have provided a basis for negotiation and upon completion the basis for the preparation of a definitive agreement. Discussions are ongoing and a definitive agreement has not yet been completed as of May 12, 2017.

Termination of Bedford Bridge Agreement

On March 26, 2017, the Company provided notice to Bedford Bridge Fund LLC (“Bedford Bridge”) and Robert Klein that it would be cancelling its agreement to provide financial and other consulting services, effective April 30, 2017. The acknowledgement of the termination initiated the preparation of an engagement agreement for Mr. Klein, which was executed as described below.

Agreements with Executive Officers

On February 8, 2017 the Company entered into an employment agreement with its Chief Executive Officer. The employment agreement provides for an initial term of January 1, 2017 through December 31, 2018, with automatic annual renewals unless the Company or the Chief Executive Officer were to provide 90 days written notice of their desire to not renew the agreement. The employment agreement provides for a base salary of $180,000 per annum and a discretionary annual cash bonus to be determined by the Company’s board of directors.

On May 12, 2017 the Company entered into an engagement agreement with its Chief Financial Officer. The engagement agreement provides for an initial term of May 1, 2017 through June 30, 2017, and may be extended upon mutual agreement. The engagement agreement provides for a base salary of $12,500 per month.

Related Party Consulting Agreement

On April 1, 2017, we entered into a new consulting agreement with a United Stated limited liability company owned by a person who is one of our directors. The consulting agreement is to provide assistance with capital raising activities and other financial, advisory, and consulting services for the period April 1, 2017 through June 30, 2017. At June 30, 2017 and the last day of each month thereafter, the agreement may be extended by us on a month-to-month basis with seven days’ notice. The agreement has a monthly fee of $15,000.

Results of Operations

	For the Three Months Ended March 31,
	2017	2016
Expenses
Mining expenditures	$40,618	$93,350
Professional fees	225,494	35,107
General and administrative	226,187	36,257
Consulting fees	84,763	42,870
Loss from operations	(577,062)	(207,584)

Accretion and interest expense	28,164	20,080

Net loss	(605,226)	(227,664)

Other Comprehensive loss
Foreign exchange gain	7,564	(31,256)

Comprehensive Loss	$(597,662)	$(258,920)

Net loss per share - basic and diluted	$(0.03)	$(0.01)

Three Months Ended March 31, 2017 as Compared to the Three Months Ended March 31, 2016

Summary

Our condensed consolidated net loss for the three months ended March 31, 2017 and 2016 was $605,226 and $227,664 or $0.03 and $0.01 per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the three months ended March 31, 2017 and 2016 was $597,662 and $258,920, respectively.

Mining Expenditures

Mining expenditures for the three months ended March 31, 2017 were $40,618 as compared to $93,350 for the three months ended March 31, 2016. The decrease in mining expenditures of $52,732, or 56 % was principally attributable to the reduced need for mining property maintenance expenditures and reduced leasing costs due to the Company previously releasing properties that didn’t fit into its business plan.

Professional Fees

Professional fees for the three months ended March 31, 2017 were $225,494 as compared to $35,107 for the three months ended March 31, 2016. The increase in professional fees of $190,387, or 542% was principally due to an increase of approximately $160,000 in audit, legal and accounting fees. These fees have increased due to the Company now reporting under both the U.S. and Canada regulatory environments. Notably the 2017 U.S. reporting deadline has also accelerated vendor expenses taken in the second quarter 2016 into the first quarter 2017. Legal costs have also increased due to the Company’s regulatory expenditures for Ablation.

General and Administrative

General and administrative expenses for the three months ended March 31, 2017 were $226,187 as compared to $36,257 for the three months ended March 31, 2016. The increase in general and administrative expense of $189,930, or 524%, was principally due to an increase in stock based compensation of $135,000 due to vesting of stock options granted in October 2016 under the Incentive Stock Option Plan as well as an increase in payroll expense of $50,000 upon entering into Mr. Glasier’s employment agreement as the Company’s Chief Executive Officer.

Consulting Fees

Consulting fees for the three months ended March 31, 2017 were $84,763 as compared to $42,870 for the three months ended March 31, 2016. The increase in consulting fees of $41,893, or 98% was principally related to costs of $14,844 incurred under a consulting agreement with a related party to provide financial advisory services and an increase of $15,339 under consulting agreements with related parties to provide financial and CFO-related services.

Accretion and Interest

Accretion and interest expense for the three months ended March 31, 2017 was $28,164 as compared to $20,080 for the three months ended March 31, 2016. The increase of accretion and interest expense of $8,084, or 40% was primarily attributable to the increase in amortization of debt discount of $15,283 offset by a decrease in interest expense due to the repayment of the Nueco Note and Siebels Note.

Foreign Exchange

Foreign exchange gain (loss) for the three months ended March 31, 2017 was $7,564 as compared to $(31,256) for the three months ended March 31, 2016. The decrease of the foreign exchange gain of $38,820, or 124% is primarily due to the Canadian Dollar strengthening against the U.S. Dollar.

Liquidity and Capital Resources

The Company’s cash balance as of March 31, 2017 was $873,938. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public reporting responsibilities. The Company expects to require additional capital in order to continue the development of Ablation. Management believes that in order to finance the development of the mining properties and Ablation, the Company will be required to raise significant additional capital by way of debt and/or equity. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

On March 31, 2017, the Company completed a private placement of 634,424 units at a price of CAD $1.75 (USD $1.32) per unit for gross proceeds of CAD $1,110,242 (USD $834,252) and net proceeds of CAD $1,083,415 (USD $814,078). Each unit consists of one share of the Company’s common stock and a warrant for the purchase of one share of the Company’s common stock. Each warrant is immediately exercisable at a price of CAD $3.25 and expires five years from the date of issuance. The Company also issued broker warrants to purchase 11,108 shares of common stock at a price of CAD $3.25 per share, which expire two years from the date of issuance.

Net cash used in operating activities

Net cash used in operating activities was $582,383 for the three months ended March 31, 2017, as compared with $230,867 for the three months ended March 31, 2016. Of the increase of $351,516 in net cash used in operating activities, $377,562 is due to an increase in the net loss which was offset by an increase in non-cash stock based compensation of $133,282.

Net cash used in investing activities

There was no cash provided by or used in investing activities during the three months ended March 31, 2017 and 2016.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $656,943 as compared to $118,236 for the three months ended March 31, 2016. For 2017, the net cash provided by financing activities consisted of the proceeds from a private placement for an aggregate 634,424 shares which brought in aggregate proceeds of $814,078 offset by principal payments made on the Nueco Note payable as the Company paid down notes payable balances.

Reclamation Liability

The reclamation liabilities of the US mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of March 31, 2017 to be approximately $1,036,333. During the three months ended March 31, 2017 and 2016, the accretion of the reclamation liabilities was $1,528 and $1,940, respectively. Except in regard to its Alaska coal mine property (as discussed below), the Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over a thirty year life using a discount rate of 5.4% to a net discounted value as of March 31, 2017 and December 31, 2016 of $405,167 and $403,639, respectively. The gross reclamation liabilities as March 31, 2017 and of December 31, 2016 are secured by certificates of deposit in the amount of $1,036,333.

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

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Entities controlled by a member of the Board of Directors earned consulting fees totaling $1,707 and $42,870 for the three months ended March 31, 2017 and 2016, respectively. The same director earned director fees totaling $24,677 and $9,245 during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company has $8,051 and $0, respectively, in accounts payable and accrued liabilities owing to this director.

Pursuant to a consulting agreement, a United States limited liability company owned by a person who is a director and until October 19, 2016, was the Company’s CFO, entered into a contract with the Company dated January 1, 2016, (“ the January 2016 Agreement”) to provide financial and other consulting services at $8,333 per month. On October 19, 2016 the January 2016 Agreement was terminated. On the same date a new agreement was entered into between the Company, a United States limited liability company owned by the same director and Robert Klein (“the October 2016 Agreement”) to provide financial operating services and to have Mr. Klein serve as the Chief Financial Officer. The term of the October 2016 Agreement was to run through July 31, 2017 and has an annual fee of $162,000 payable monthly, starting on October 1, 2016. On March 26, 2017, the Company provided notice that it would be cancelling the October 2016 Agreement, effective April 30, 2017. During the three months ended March 31, 2017 and 2016, the Company incurred fees of $16,500 and $25,000, respectively, to these companies. As of March 31, 2017 and December 31, 2016, the Company had $0 and $0, respectively, included in accounts payable and accrued liabilities payable to these companies.

Pursuant to a consulting agreement, a United States limited liability company owned by a person who is a director entered into a consulting agreement with the Company effective April 1, 2016 to provide financial, advisory, and consulting services, including representing the Company to a variety of stakeholders for a six month term ending on September 30, 2016. On October 1, 2016 the Company extended this agreement through January 31, 2017. Professional fees for the three months ended March 31, 2017 and 2016 were $15,014 and $0, related to this agreement. As of March 31, 2017 and December 31, 2016, the Company had $0 and $0, respectively, included in accounts payable and accrued liabilities payable to this entity.

On April 1, 2017, the Company entered into a new consulting agreement with this company. The consulting agreement is to provide assistance with capital raising activities and other financial, advisory, and consulting services for the period April 1, 2017 through June 30, 2017. At June 30, 2017 and the last day of each month thereafter, the agreement may be extended by the Company on a month-to-month basis with seven days’ notice. The agreement has a monthly fee of $15,000.

Going Concern

The Company has incurred continuing losses from its operations and as of March 31, 2017 the Company had an accumulated deficit of $4,731,081 and working capital of $412,166.

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

Off Balance Sheet Arrangements

As at March 31, 2017, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of March 31, 2017, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2017, due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

Remediation of Material Weakness

Management has developed a plan and related timeline for the Company to design a set of control procedures and the related required documentation thereof in order to address this material weakness. Management has targeted to have the necessary controls in place by the end of 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the current fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of March 31, 2017, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Form 10-K as filed with the Securities and Exchange Commission on March 31, 2017. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

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

Item 6.	Exhibits

Exhibit No.	Description

10.1	Employment agreement between George Glasier and Western Uranium Corporation dated February 8, 2017.
10.2	Engagement agreement between Robert Klein and Western Uranium Corporation dated May 12, 2017.
10.3	Consulting agreement between Baobab Asset Management LLC and Western Uranium Corporation dated April 1, 2017.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM CORPORATION

Date: May 15, 2017	By:	/s/ George Glasier
George Glasier
Chief Executive Officer (Principal executive officer)

Date: May 15, 2017	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal financial and accounting officer)

