Form 10-Q
period 2017-06-30
Western Uranium Corp
filed 2017-08-14
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-55626

WESTERN URANIUM CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Ontario, Canada	98-1271843
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8 King Street East, Suite 100 Toronto, Ontario, Canada	M5C 1B5
(Address of Principal Executive Offices)	(Zip Code)

(970) 864-2125

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2017, 19,574,709 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM CORPORATION

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in $USD)

	As of:
	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$415,288	$791,814
Prepaid expenses	142,139	80,734
Marketable securities	3,079	2,976
Restricted cash	215,976	215,976
Other current assets	51,921	22,047
Total current assets	828,403	1,113,547

Restricted cash	820,357	820,357
Mineral properties	11,645,218	11,645,218
Ablation intellectual property	9,488,051	9,488,051

Total assets	$22,782,029	$23,067,173

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$652,071	$769,907
Reclamation liability, current	215,976	215,976
Current portion of notes payable	-	183,125
Total current liabilities	868,047	1,169,008

Reclamation liability	191,690	187,663
Deferred tax liability	4,063,330	4,063,330
Deferred contingent consideration, non current	383,900	372,000
Notes payable, net of discount and current portion	477,735	468,368

Total liabilities	5,984,702	6,260,369

Commitments

Shareholders’ Equity
Common stock, no par value, unlimited authorized shares, 19,574,709 and 18,886,497 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	21,958,058	20,927,360
Subscription receivable	-	(28,429)
Accumulated deficit	(5,204,880)	(4,125,855)
Accumulated other comprehensive income	44,149	33,728
Total shareholders’ equity	16,797,327	16,806,804
Total liabilities and shareholders’ equity	$22,782,029	$23,067,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in $USD)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Expenses
Mining expenditures	$38,636	$118,737	$79,254	$212,087
Professional fees	149,889	290,985	375,383	326,092
General and administrative	157,326	137,846	383,513	174,103
Consulting fees	117,368	113,999	202,131	156,869
Unrealized foreign exchange gain	-	(128,000)	-	(128,000)
Loss from operations	(463,219)	(533,567)	(1,040,281)	(741,151)

Interest expense, net	10,580	217,185	38,744	237,265

Net loss	(473,799)	(750,752)	(1,079,025)	(978,416)

Other comprehensive loss
Foreign exchange gain (loss)	2,857	(22,528)	10,421	(53,784)

Comprehensive loss	$(470,942)	$(773,280)	$(1,068,604)	$(1,032,200)

Loss per share - basic and diluted	$(0.02)	$(0.05)	$(0.06)	$(0.06)

Weighted average shares outstanding, basic and diluted	19,574,709	16,621,904	19,253,245	16,474,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Stated in $USD)

	Common Shares		Subscription	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Receivable	Deficit	Income	Total

Balance as of January 1, 2017	18,886,497	$20,927,360	$(28,429)	$(4,125,855)	$33,728	$16,806,804

Issuance of shares to vendors and consultants	53,788	83,338	-	-	-	83,338
Receipt of subscription receivable	-	-	28,429	-	-	28,429
Sale of 634,424 units on March 31, 2017 in private placement	634,424	814,078	-	-	-	814,078
Stock based compensation - stock options		133,282	-	-	-	133,282
Foreign exchange loss	-	-	-	-	10,421	10,421
Net loss for the six months ended June 30, 2017	-	-	-	(1,079,025)	-	(1,079,025)

Balance as of June 30, 2017	19,574,709	$21,958,058	$-	$(5,204,880)	$44,149	$16,797,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in $USD)

(unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(1,079,025)	$(978,416)
Reconciliation of net loss to cash used in operating activities:
Accretion of reclamation liability	4,027	180,414
Amortization of debt discount on notes payable	11,806	58,296
Stock based compensation	133,282	-
Change in foreign exchange on marketable securities	(103)	(196)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(91,279)	68,539
Deferred contingent consideration	-	(128,000)
Accounts payable and accrued liabilities	(34,498)	20,418
Net cash used in operating activities	(1,055,790)	(778,945)
Cash Flows From Financing Activities:
Payment of Nueco Note	(185,564)	-
Payment of Siebels Note	-	(100,000)
Proceeds from the sale of common stock in private placements, net of offering costs	-	640,410
Proceeds from Siebels Note	-	100,000
Issuance of Common shares, net of offering costs	814,078	-
Receipt of subscription receivable	28,429	-
Net cash provided by financing activities	656,943	640,410
Effect of foreign exchange rate on cash	22,321	(53,784)
Net decrease in cash	(376,526)	(192,319)
Cash - beginning	791,814	214,482

Cash - ending	$415,288	$22,163

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$3,000

Non-cash financing activities:
Shares issued from subscription payable	$-	$198,298

Exchange of mortgage payable for land & buildings	$-	$1,051,000

Shares issued for accounts payable and accrued expenses	$83,338	$-

There were no cash flows from investing activities during the six months ended June 30, 2017 and 2016

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

The Company has registered offices at 8 King Street East, Suite 100, Toronto, Ontario, Canada, M5C 1B5 and its common shares are listed on the CSE under the symbol “WUC” and traded on the OTCQX Best Market. Its principal business activity is the acquisition and development of uranium resource properties in the states of Utah and Colorado in the United States of America (“United States”).

Note 2 - Liquidity and going concern

The Company has incurred continuing losses from its operations and as of June 30, 2017, the Company had an accumulated deficit of $5,204,880 and working capital deficit of $39,644.

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

On March 31, 2017, the Company completed a private placement of 634,424 units at a price of CAD $1.75 (USD $1.32) per unit for gross proceeds of CAD $1,110,242 (USD $834,252) and net proceeds of CAD $1,083,415 (USD $814,078). Each unit consisted of one share of the Company’s common stock and a warrant for the purchase of one share of the Company’s common stock. Each warrant is immediately exercisable at a price of CAD $3.25 and expires five years from the date of issuance. The Company also issued broker warrants to purchase 11,108 shares of common stock at a price of CAD $3.25 per share, which expire two years from the date of issuance.

Note 3 - SUMMARY OF Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 and related notes thereto which were included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2017.

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

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty and the effects on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common stock, assessment of the useful life and evaluation for impairment of intangible assets, valuation and impairment assessments on mineral properties, deferred contingent consideration, and the reclamation liability, valuation of stock-based compensation, valuation of available-for-sale securities and valuation of long-term debt. Other areas requiring estimates include allocations of expenditures, depletion and amortization of mineral rights and properties. Actual results could differ from those estimates.

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

Fair Values of Financial Instruments

The fair value of financial instruments in the Company’s condensed consolidated financial statements as of June 30, 2017 and December 31, 2016 are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of June 30, 2017	$3,079	$-	$-

Marketable securities as of December 31, 2016	$2,976	$-	$-

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three and six months ended June 30, 2017 and 2016 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three and Six Months Ended June 30,
	2017	2016
Warrants to purchase shares of common stock	3,341,572	566,356
Options to purchase shares of common stock	1,346,996	271,996
Total potentially dilutive securities	4,688,568	838,352

Note 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the income statement. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016. The Company has determined that the adoption of this standard did not have a material impact on its consolidated financial statements. The Company has adopted this standard for the period beginning January 1, 2017.

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

On September 16, 2015, in connection with the Company’s acquisition of Black Range, the Company assumed an option and exploration agreement (the “Option and Exploration Agreement”) with STB Minerals, LLC, a Colorado limited liability company (“STB”). The Option and Exploration Agreement gives the Company the right to purchase 51% of the mineral rights of specific areas of the Hansen and Picnic Tree deposits (for which the Company already holds 49% of the rights). If the Company were to exercise its option under the Option and Exploration Agreement, it would require the Company to (a) make a cash payment of $2,500,000 immediately upon exercise; (b) issue shares of common stock to STB amounting to a value of $3,750,000 immediately upon exercise; and (c) issue shares of common stock to STB amounting to a value of $3,750,000 on the date that is 180 days following exercise. The Option and Exploration Agreement was scheduled to expire by its terms on July 28, 2017 if not exercised.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 5 - MINERAL PROPERTIES AND ABLATION INTELLECTUAL PROPERTY, CONTINUED

The Option and Exploration Agreement provided an extension for an “event of force majeure”. Under this clause, the Company would receive an extension for the period it could exercise its option if it experiences an unreasonable delay outside its control that prevents it from exercising the option. On May 10, 2017, the Company provided to STB a notice that it was exercising the force majeure clause due to a delay by governmental regulations restricting normal operations and unreasonable delay of the issuance of permits and approval of exploration and development activities enabling the utilization of ablation at the Hansen and Picnic Tree deposits. STB has contested the Company’s finding that an event of force majeure has occurred. As of August 14, 2017, the Company is currently in negotiations with STB and is unable to determine the ultimate outcome of the negotiations. The Company is not yet in a position to evaluate the financial implications of this uncertainty, and as such, the Company has not made any adjustment to these condensed consolidated financials related to this matter.

The Company’s mineral properties and ablation intellectual property are:

	As of
	June 30, 2017	December 31, 2016
Mineral properties	$11,645,218	$11,645,218
Ablation intellectual property	$9,488,051	$9,488,051

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of June 30, 2017 and December 31, 2016 to be approximately $1,036,333 and $1,036,333, respectively. During the three months ended June 30, 2017 and 2016, the accretion of the reclamation liabilities was $2,499 and $178,474, and for the six months ended June 30, 2017 and 2016 was $4,027 and $180,414, respectively. Except in regard to its Alaska coal mine property (as discussed below), the Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted values as of June 30, 2017 and December 31, 2016 of $407,666 and $403,639, respectively. The gross reclamation liabilities as of June 30, 2017 are secured by certificates of deposit in the amount of $1,036,333.

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

Reclamation liability activity for six months ended June 30, 2017 consists of:

January 1, 2017	$403,639
Accretion	4,027
June 30, 2017	407,666

Less current portion	215,976
Non-current portion	$191,690

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 6 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of:
	June 30, 2017	December 31, 2016
Trade accounts payable	$489,606	$547,254
Accrued liabilities	162,465	222,653
	$652,071	$769,907

NOTE 7 - Notes Payable

EFHC Note

On August 18, 2014, in connection with the purchase of certain of the mineral properties, the Company entered into a note payable with Energy Fuels Holding Corporation (“EFHC”) (the “EFHC Note”) for $500,000. The EFHC Note bears interest at a rate of 3.0% per annum and is secured by a first priority interest in certain of the Company’s mineral properties. The EFHC Note was initially recorded net of a discount for interest of $73,971, resulting in a total effective interest rate of 7% per annum. The discount is being amortized using the effective interest method over the life of the loan. All principal on the EFHC Note is due and payable on August 18, 2018, and interest on the EFHC Note is due and payable annually beginning August 18, 2015.

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

On March 31, 2017, the Company repaid the Nueco Note in full.

Notes payable consisted of:

	As of June 30, 2017
	Principal	Discount	Balance, Net of Discount	Current	Non-Current
EFHC Note	$500,000	$22,265	$477,735	$-	$477,735

	As of December 31, 2016
	Principal	Discount	Balance, Net of Discount	Current	Non-Current
EFHC Note	$500,000	$31,632	$468,368	$-	$468,368
Nueco Note	185,564	2,439	183,125	183,125	-
Total	$685,564	$34,071	$651,493	$183,125	$468,368

The Company’s total interest expense, net, consisted of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense, notes payable	$3,740	$2,337	$9,601	$14,230
Amortization of discount on notes payable	4,733	35,694	25,056	40,735
Accretion of reclamation liabilities	2,499	177,433	4,027	180,414
Other interest expense	261	2,249	988	2,579
Interest income	(653)	(528)	(928)	(693)
Interest expense, net	$10,580	$217,185	$38,744	$237,265

NOTE 8 - COMMITMENTS

On February 8, 2017, the Company entered into an employment agreement with its Chief Executive Officer. The employment agreement provides for an initial term of January 1, 2017 through December 31, 2018, with automatic annual renewals unless the Company or the Chief Executive Officer were to provide 90 days written notice of their desire to not renew the agreement. The employment agreement provides for a base salary of $180,000 per annum and a discretionary annual cash bonus to be determined by the Company’s board of directors. Pursuant to the employment agreement, if the Company terminates the employment agreement without cause, or if a change of control occurs, the Company is required to pay to the Chief Executive Officer a lump sum payment equal to two and one-half times his annual base salary.

On May 12, 2017, the Company entered into an engagement agreement with its Chief Financial Officer. The engagement agreement provides for an initial term of May 1, 2017 through June 30, 2017. The May 12, 2017 engagement agreement provided for a base salary of $12,500 per month.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 8 - COMMITMENTS, CONTINUED

On August 1, 2017, the Company entered into an engagement agreement to extend the initial May 12, 2017 agreement with its Chief Financial Officer. The August 1, 2017 agreement extends the term of the agreement to provide for a term of July 1, 2017 through September 30, 2017 and provides for a base salary of $8,000 per month.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of June 30, 2017, a total of 19,574,709 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 1,957,471 (10% of the issued and outstanding common shares).

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value	Intrinsic Value
Outstanding - January 1, 2017	1,346,996	$2.37	4.28	$0.53	-
Outstanding - June 30, 2017	1,346,996	$2.37	3.78	$0.53	$-
Exercisable - June 30, 2017	1,346,996	$2.37	3.78	$0.53	$-

There were no stock options granted, expired, forfeited, cancelled or exercised during the three months and six months ended June 30, 2017.

The Company’s stock based compensation expense related to stock options for the three months ended June 30, 2017 and 2016 was $0 and $0 and for the six months ended June 30, 2017 and 2016 was $133,282 and $0, respectively.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

Note 9 - share capital and other equity instruments, continued

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding - January 1, 2017	2,696,040	$2.08	4.71	$-
Issued	645,532	$3.25	-	-
Outstanding - June 30, 2017	3,341,572	$2.88	4.31	$-
Exercisable – June 30, 2017	3,341,572	$2.88	4.31	$-

Note 10 - Mining Expenditures

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Permits	$1,889	$67,188	$5,303	$116,374
Maintenance	32,222	43,824	69,426	81,678
Contract Labor	4,525	3,975	4,525	6,535
Royalties	-	3,750	-	7,500
	$38,636	$118,737	$79,254	$212,087

NOTE 11 - Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Entities controlled by a member of the Board of Directors earned consulting fees totaling $15,670 and $9,227 for the three months ended June 30, 2017 and 2016, respectively, and $29,911 and $18,472 for the six months ended June 30, 2017 and 2016, respectively. The same director earned director fees totaling $1,540 and $1,538 during the three months ended June 30, 2017 and 2016, respectively, and $3,079 and $3,079 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company has $8,306 and $0, respectively, in accounts payable and accrued liabilities owing to this director. See Note 12 – Subsequent Event for the resignation of this director.

Pursuant to a consulting agreement, a United States limited liability company owned by a person who is a director and until October 19, 2016, was the Company’s CFO, entered into a contract with the Company dated January 1, 2016, (the “January 2016 Agreement”) to provide financial and other consulting services at $8,333 per month. On October 19, 2016 the January 2016 Agreement was terminated. On the same date a new agreement was entered into between the Company, a United States limited liability company owned by the same director and Robert Klein (the “October 2016 Agreement”) to provide financial operating services and to have Mr. Klein serve as the Chief Financial Officer. The term of the October 2016 Agreement was to run through July 31, 2017 and has an annual fee of $162,000 payable monthly, starting on October 1, 2016. On March 26, 2017, the Company provided notice that it would be cancelling the October 2016 Agreement, effective April 30, 2017. The acknowledgement of the termination initiated the preparation of Mr. Klein’s engagement agreement as described in Note 8. During the three months ended June 30, 2017 and 2016, the Company incurred fees of $7,040 and $25,000, respectively, to these companies. During the six months ended June 30, 2017 and 2016, the Company incurred fees of $23,540 and $25,000, respectively, to these companies. As of June 30, 2017 and December 31, 2016, the Company had $1,540 and $0, respectively, included in accounts payable and accrued liabilities payable to these companies.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 11 - RELATED PARTY TRANSACTIONS, CONTINUED

Pursuant to a consulting agreement, a United States limited liability company owned by a person who is a director entered into a consulting agreement with the Company effective April 1, 2016 to provide financial, advisory, and consulting services, including representing the Company to a variety of stakeholders for a six month term ending on September 30, 2016. On October 1, 2016 the Company extended this agreement through January 31, 2017. Professional fees for the three months ended June 30, 2017 and 2016 were $45,000 and $60,000, and for the six months ended June 30, 2017 and 2016 was $60,000 and $60,000, respectively, related to this agreement. As of June 30, 2017 and December 31, 2016, the Company had $0 and $0, respectively, included in accounts payable and accrued liabilities payable to this entity.

On April 1, 2017, the Company entered into a new consulting agreement with a United States limited liability company owned by a person who is a director. The consulting agreement is to provide assistance with capital raising activities and other financial, advisory, and consulting services for the period April 1, 2017 through June 30, 2017. At June 30, 2017 and the last day of each month thereafter, the agreement may be extended by the Company on a month-to-month basis with seven days’ notice. The agreement has a monthly fee of $15,000. Pursuant to the consulting agreement, if the Company completes a merger with a third party introduced by this director whereby more than 50% of the Company’s then outstanding shares are transferred to that third party, the Company is required to pay a lump sum in an amount of $350,000 to this entity. On July 28, 2017 the director who owns this limited liability company was named executive chairman in addition to his role as director.

NOTE 12 - SUBSEQUENT EVENTS

Resignation of Chairman

On July 27, 2017, Michael Skutezky resigned as Independent Chairman of Western. On such date Mr. Skutezky also relinquished his roles as Director, a member of the audit committee, and as a director of Western subsidiaries and affiliates. Subsequently, Russell Fryer, a current member of the Company’s board of directors, has been named Executive Chairman, in addition to his current role as a director.

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

On September 16, 2015, Western completed its acquisition of Black Range, an Australian company that was listed on the Australian Securities Exchange until the acquisition was completed. The acquisition terms were pursuant to a definitive Merger Implementation Agreement entered into between Western and Black Range. Pursuant to the agreement, Western acquired all of the issued shares of Black Range by way of Scheme of Arrangement (“the Scheme”) under the Australian Corporation Act 2001 (Cth) (the “Black Range Transaction”), with Black Range shareholders being issued common shares of Western on a 1 for 750 basis. On August 25, 2015, the Scheme was approved by the shareholders of Black Range and on September 4, 2015, Black Range received approval by the Federal Court of Australia. In addition, Western issued to certain employees, directors and consultants options to purchase Western common shares. Such stock options were intended to replace Black Range stock options outstanding prior to the Black Range Transaction on the same 1 for 750 basis.

The Company has registered offices at 8 King Street East, Suite 100, Toronto, Ontario, Canada, M5C 1B5 and its common shares are listed on the CSE under the symbol “WUC” and are traded on the OTCQX Best Market under the symbol “WSTRF”. Its principal business activity is the acquisition and development of uranium resource properties in the states of Utah and Colorado in the United States of America (“United States”).

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

Letter Of Intent with Pinon Ridge Mill

The Company has entered into a letter of intent with Pinon Ridge Corporation for use of its Ablation at the permitted uranium recovery facilities at the Pinon Ridge Mill site. The letter of intent provides for the processing of all of Western’s ore produced by its mines in the region at the mill site to produce U308 and vanadium utilizing both the application of Ablation mining technology and traditional milling techniques, at a cost to be determined in a definitive agreement. The Pinon Ridge Mill license is held by Pinon Ridge Resources Corporation, a wholly owned subsidiary of Pinon Ridge Corporation, which is owned by Mr. George Glasier, our Chief Executive Officer and Mr. Russell Fryer, our Executive Chairman. The letter of intent is subject to the signing of a definitive agreement between the parties, which was to be completed by March 1, 2017 but its completion was extended to April 30, 2017. This date has passed and an additional extension has not been signed, however the parties continue discussions. The Pinon Ridge Mill is permitted, but at the pre-development stage.

During April 2017, two sets of term sheets were drafted and exchanged between the Company and Pinon Ridge Corporation regarding the Pinon Ridge Mill. The term sheets have provided a basis for negotiation and upon completion the basis for the preparation of a definitive agreement. Discussions are ongoing and a definitive agreement has not yet been completed as of August 14, 2017.

Termination of Bedford Bridge Agreement

On March 26, 2017, the Company provided notice to Bedford Bridge Fund LLC (“Bedford Bridge”) and Robert Klein that it would be cancelling its agreement to provide financial and other consulting services, effective April 30, 2017. The acknowledgement of the termination initiated the preparation of engagement agreements for Mr. Klein, which have been executed as described below.

Mining Deposit Option and Exploration Agreement

On September 16, 2015, in connection with the Company’s acquisition of Black Range, the Company assumed an option and exploration agreement (the “Option and Exploration Agreement”) with STB Minerals, LLC, a Colorado limited liability company (“STB”). The Option and Exploration Agreement gives the Company the right to purchase 51% of the mineral rights under the Hansen project (for which the Company already holds 49% of the rights). If the Company were to exercise its option under the Option and Exploration Agreement, it would require the Company to (a) make a cash payment of $2,500,000 immediately upon exercise; (b) issue shares of common stock to STB amounting to a value of $3,750,000 immediately upon exercise; and (c) issue shares of common stock to STB amounting to a value of $3,750,000 on the date that is 180 days following exercise. The Option and Exploration Agreement was scheduled to expire by its terms on July 28, 2017 if not exercised.

The Option and Exploration Agreement provided an extension for an “event of force majeure”. Under this clause, the Company would receive an extension under the period it could exercise its option if experiences an unreasonable delay outside its control that prevents it from exercising the option. On May 10, 2017, the Company provided to STB a notice that it was exercising the force majeure clause due to the delay by government regulators in licensing the Company’s ablation technology and permitting mining at the Hansen property. STB has contested the Company’s finding that an event of force majeure has occurred. As of August 14, 2017, the Company is currently in negotiations with STB and is unable to determine the ultimate outcome of the negotiations. The Company is not yet in a position to evaluate the financial implications of this uncertainty, and as such, the Company has not made any adjustment to these condensed consolidated financials related to this matter.

Agreements with Executive Officers

On February 8, 2017 the Company entered into an employment agreement with its Chief Executive Officer. The employment agreement provides for an initial term of January 1, 2017 through December 31, 2018, with automatic annual renewals unless the Company or the Chief Executive Officer were to provide 90 days written notice of their desire to not renew the agreement. The employment agreement provides for a base salary of $180,000 per annum and a discretionary annual cash bonus to be determined by the Company’s board of directors. Pursuant to the employment agreement, if the Company terminates the employment agreement without cause, or if a change of control occurs, the Company is required to pay to the Chief Executive Officer a lump sum payment equal to two and one-half times his annual base salary.

On May 12, 2017 the Company entered into an engagement agreement with its Chief Financial Officer. The engagement agreement provides for an initial term of May 1, 2017 through June 30, 2017. The May 12, 2017 engagement agreement provides for a base salary of $12,500 per month.

On August 1, 2017, the Company entered into an extension and modification of the engagement agreement with its Chief Financial Officer. The agreement provides for an extended term of July 1, 2017 through September 30, 2017. The August 1, 2017 engagement agreement provides for a base salary of $8,000 per month.

Related Party Consulting Agreement

On April 1, 2017, we entered into a new consulting agreement with a United Stated limited liability company owned by a person who is one of our directors. The consulting agreement is to provide assistance with capital raising activates and other financial, advisory, and consulting services for the period April 1, 2017 through June 30, 2017. The agreement has a monthly fee of $15,000. Pursuant to the consulting agreement, if the Company completes a merger with a third party introduced by this director whereby more than 50% of the Company’s then outstanding shares are transferred to that third party, the Company is required to pay a lump sum in an amount of $350,000 to this entity. On July 28, 2017 the director who owns this limited liability company was named executive chairman in addition to his role as director.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Expenses
Mining expenditures	$38,636	$118,737	$79,254	$212,087
Professional fees	149,889	290,985	375,383	326,092
General and administrative	157,326	137,846	383,513	174,103
Consulting fees	117,368	113,999	202,131	156,869
Unrealized foreign exchange gain	-	(128,000)	-	(128,000)
Loss from operations	(463,219)	(533,567)	(1,040,281)	(741,151)

Accretion and interest expense	10,580	217,185	38,744	237,265

Net loss	(473,799)	(750,752)	(1,079,025)	(978,416)

Other Comprehensive loss
Foreign exchange gain	2,857	(22,528)	10,421	(53,784)

Comprehensive Loss	$(470,942)	$(773,280)	$(1,068,604)	$(1,032,200)

Net loss per share - basic and diluted	$(0.02)	$(0.05)	$(0.06)	$(0.06)

Three Months Ended June 30, 2017 as Compared to the Three Months Ended June 30, 2016

Summary

Our condensed consolidated net loss for the three months ended June 30, 2017 and 2016 was $473,799 and $750,752 or $0.02 and $0.05 per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the three months ended June 30, 2017 and 2016 was $470,942 and $773,280, respectively.

Mining Expenditures

Mining expenditures for the three months ended June 30, 2017 were $38,636 as compared to $118,737 for the three months ended June 30, 2016. The decrease in mining expenditures of $80,101, or 67% was principally attributable to one-time costs for compiling data and reporting for a regulator in support of ablation and decreased royalty payments due to the restructuring and the Company previously releasing properties that didn’t fit into its business plan.

Professional Fees

Professional fees for the three months ended June 30, 2017 were $149,889 as compared to $290,985 for the three months ended June 30, 2016. The decrease in professional fees of $141,096, or 48% was principally due to a decrease of approximately $129,567 in audit, legal and accounting fees. The increased professional fees incurred during the three months ended June 30, 2016 were due to regulatory compliance costs of the Company becoming a U.S. reporting issuer in 2016, the acceleration of year-end audit filing due dates causing audit costs to also accelerate from the second quarter to the first quarter, and an increase in investor relations costs.

General and Administrative

General and administrative expenses for the three months ended June 30, 2017 were $157,326 as compared to $137,846 for the three months ended June 30, 2016. The increase in general and administrative expense of $19,480, or 14% is due to the net impact of the increase in payroll expenses from Mr. Glasier’s employment agreement as the Company’s Chief Executive Officer, which was entered into on February 8, 2017 which was offset by one-time costs associated with the Company initial listing on the OTCQX in the second quarter of 2016.

Consulting Fees

Consulting fees for the three months ended June 30, 2017 were $117,368 as compared to $113,999 for the three months ended June 30, 2016. The slight increase in consulting fees of $3,366, or 3% was principally related to in the increased costs of consulting agreements with related parties to provide financial and CFO-related services.

Accretion and Interest

Accretion and interest expense for the three months ended June 30, 2017 was $10,580 as compared to $217,185 for the three months ended June 30, 2016. The decrease of accretion and interest expense of $206,605, or 95% was attributable to the decrease in interest expense due to the repayment of the Nueco Note and Siebels Note, and the one-time reclamation expense of the Alaska Jonesville coal mine recognized in the second quarter of 2016.

Foreign Exchange

Foreign exchange gain (loss) for the three months ended June 30, 2017 was $2,857 as compared to $(22,528) for the three months ended June 30, 2016. The increase of the foreign exchange gain of $25,385, or 113 % is primarily due to the Canadian Dollar strengthening against the U.S. Dollar.

Six Months Ended June 30, 2017 as Compared to the Six Months Ended June 30, 2016

Summary

Our condensed consolidated net loss for the six months ended June 30, 2017 and 2016 was $1,079,025 and $978,416 or $0.06 and $0.06 per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the six months ended June 30, 2017 and 2016 was $1,068,604 and $1,032,200, respectively.

Mining Expenditures

Mining expenditures for the six months ended June 30, 2017 were $79,254 as compared to $212,087 for the six months ended June 30, 2016. The decrease in mining expenditures of $132,833, or 63% was principally attributable to one-time costs for compiling data and reporting for a regulator in support of ablation in 2016 and decreased royalty payments due to restructuring and the Company previously releasing mining properties that didn’t fit into its business plan. Further one-time costs incurred in 2016 included the cost of moving the ablation equipment from Wyoming to Colorado and hydrological sampling costs.

Professional Fees

Professional fees for the six months ended June 30, 2017 were $375,383 as compared to $326,092 for the six months ended June 30, 2016. The increase in professional fees of $49,291, or 15% was principally due to the net impact of increased 2017 expenditures on investor relations services and regulatory attorney fees to advance ablation and a reduction from 2016 Company expenditures related to becoming a U.S. reporting issuer.

General and Administrative

General and administrative expenses for the six months ended June 30, 2017 were $383,513 as compared to $174,103 for the six months ended June 30, 2016. The increase in general and administrative expense of $209,410, or 120%, was principally due to an increase in stock-based compensation of $133,282 due to vesting of stock options granted in October 2016 under the Incentive Stock Option Plan as well as an increase in payroll expense of $74,963 mostly deriving from Mr. Glasier’s employment agreement as the Company’s Chief Executive Officer, which was entered into on February 8, 2017.

Consulting Fees

Consulting fees for the six months ended June 30, 2017 were $202,131 as compared to $156,869 for the six months ended June 30, 2016. The increase in consulting fees of $45,262, or 29% was principally related to costs of consulting agreements with related parties to provide financial and CFO-related services and the utilization of an additional third-party investor relations firm in the current year.

Accretion and Interest

Accretion and interest expense for the six months ended June 30, 2017 was $38,744 as compared to $237,265 for the six months ended June 30, 2016. The decrease of accretion and interest expense of $198,521, or 84% was primarily attributable to a decrease in interest expense due to the repayment of the Nueco Note and Siebels Note, and the one-time reclamation expense of the Alaska Jonesville coal mine recognized in 2016.

Foreign Exchange

Foreign exchange gain (loss) for the six months ended June 30, 2017 was $10,421 as compared to $(53,784) for the six months ended June 30, 2016. The increase of the foreign exchange gain of $64,205, or 119 % is primarily due to the Canadian Dollar strengthening against the U.S. Dollar.

Liquidity and Capital Resources

The Company’s cash balance as of June 30, 2017 was $415,288. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public reporting responsibilities. The Company expects to require additional capital in order to continue the development of Ablation. Management believes that in order to finance the development of the mining properties and Ablation, the Company will be required to raise significant additional capital by way of debt and/or equity. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

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

Net cash used in operating activities

Net cash used in operating activities was $1,055,790 for the six months ended June 30, 2017, as compared with $778,945 for the six months ended June 30, 2016. However, after adjusting the Net Loss for non-cash items, the periods are relatively comparable year over year. Of the increase of $276,845 in net cash used in operating activities, $214,734 is derived from activities which have improved the balance sheet. During 2017 $34,498 was reduced from accounts payable and accrued liabilities and during the comparable 2016 period unpaid balances increased $20,418. During 2017 $91,279 in prepaid expenditures were made and during the comparable 2016 period prepaid payments were decreased by $68,539. The aggregate of these two line items represents the $214,734 in balance sheet improvements.

Net cash used in investing activities

There was no cash provided by or used in investing activities during the six months ended June 30, 2017 and 2016.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $656,943 as compared to $640,140 for the six months ended June 30, 2016. For 2017, the net cash provided by financing activities consisted of the proceeds from a private placement for an aggregate 634,424 shares which brought in net proceeds of $814,0748 offset by principal payments made on the Nueco Note payable as the Company paid down notes payable balances also improving the balance sheet.

Reclamation Liability

The reclamation liabilities of the US mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of June 30, 2017 to be approximately $1,036,333. During the three months ended June 30, 2017 and 2016, the accretion of the reclamation liabilities was $2,499 and $178,474, respectively. During the six months ended June 30, 2017 and 2016, the accretion of the reclamation liabilities was $4,027 and $180,414, respectively. Except in regard to its Alaska coal mine property (as discussed below), the Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over a thirty year life using a discount rate of 5.4% to a net discounted value as of June 30, 2017 and December 31, 2016 of $407,666 and $403,639, respectively. The gross reclamation liabilities as of June 30, 2017 and of December 31, 2016 are secured by certificates of deposit in the amount of $1,036,333.

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

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Entities controlled by a member of the Board of Directors earned consulting fees totaling $15,670 and $9,227 for the three months ended June 30, 2017 and 2016, respectively, and $29,911 and $18,472 for the six months ended June 30, 2017 and 2016, respectively. The same director earned director fees totaling $1,540 and $1,538 during the three months ended June 30, 2017 and 2016, respectively, and $3,079 and $3,079 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company has $8,306 and $0, respectively, in accounts payable and accrued liabilities owing to this director. On July 27, 2017, this director resigned.

Pursuant to a consulting agreement, a United States limited liability company owned by a person who is a director and until October 19, 2016, was the Company’s CFO, entered into a contract with the Company dated January 1, 2016, (the “January 2016 Agreement”) to provide financial and other consulting services at $8,333 per month. On October 19, 2016 the January 2016 Agreement was terminated. On the same date a new agreement was entered into between the Company, a United States limited liability company owned by the same director and Robert Klein (the “October 2016 Agreement”) to provide financial operating services and to have Mr. Klein serve as the Chief Financial Officer. The term of the October 2016 Agreement was to run through July 31, 2017 and has an annual fee of $162,000 payable monthly, starting on October 1, 2016. On March 26, 2017, the Company provided notice that it would be cancelling the October 2016 Agreement, effective April 30, 2017. During the three months ended June 30, 2017 and 2016, the Company incurred fees of $7,040 and $25,000, respectively, and $23,540 and $25,000 for the six months ended June 30, 2017 and 2016, respectively, to these companies. As of June 30, 2017 and December 31, 2016, the Company had $1,540 and $0, respectively, included in accounts payable and accrued liabilities payable to these companies.

Pursuant to a consulting agreement, a United States limited liability company owned by a person who is a director entered into a consulting agreement with the Company effective April 1, 2016 to provide financial, advisory, and consulting services, including representing the Company to a variety of stakeholders for a six month term ending on September 30, 2016. On October 1, 2016 the Company extended this agreement through January 31, 2017. Professional fees for the three months ended June 30, 2017 and 2016 were $45,000 and $0. During the six months ended June 30 2017 and 2016, the company incurred fees of $60,000 and $60,000, respectively, related to this agreement. As of June 30, 2017 and December 31, 2016, the Company had $0 and $0, respectively, included in accounts payable and accrued liabilities payable to this entity.

On April 1, 2017, the Company entered into a new consulting agreement with this company. The consulting agreement is to provide assistance with capital raising activities and other financial, advisory, and consulting services for the period April 1, 2017 through June 30, 2017. At June 30, 2017 and the last day of each month thereafter, the agreement may be extended by the Company on a month-to-month basis with seven days’ notice. The agreement has a monthly fee of $15,000. Pursuant to the consulting agreement, if the Company completes a merger with a third party introduced by this director whereby more than 50% of the Company’s then outstanding shares are transferred to that third party, the Company is required to pay a lump sum in an amount of $350,000 to this entity. On July 28, 2017 the director who owns this limited liability company was named executive chairman in addition to his role as director.

Additional Disclosure on Director and Named Executive Officer Compensation Policy, Oversight and Principles

The principal objective of the Company’s executive compensation program is to ensure that executive compensation is fair and reasonable, rewards performance of directors and management, and is successful in attracting and retaining experienced executives. The Company’s compensation program is based on the principle that the compensation should be aligned with the short, medium and long-term interests of the Company’s shareholders. The Company’s compensation program also recognizes that the various components thereof must be sufficiently flexible to adapt to developments in the uranium and vanadium markets.

The Company’s executive compensation program has allowed the Company to attract and retain a team of motivated executives who are working towards the common goal of enhancing the Company’s value. The Board of Directors will periodically review the executive compensation program to ensure that the resulting compensation remains consistent with the performance of the Company.

The Company’s executive compensation program is comprised of three primary components: (a) base salary; (b) a short-term incentive plan, which includes the potential for cash bonuses; and (iii) a long-term incentive plan, which consists of grants of stock options. The Board of Directors does not have a compensation committee and executive compensation is determined by the Board of Directors as a whole. In determining the executive compensation, the Board of Directors bears in mind the nature of the Company, its stage of development and scope of its operations, and the financial resources of the Company.

Base Salary

The base salary of each executive is reviewed and evaluated by the Board of Directors based on the principles and objectives outlined above.

The Chief Executive Officer (“CEO”) of the Company received no base salary or other type of compensation for the year ended December 31, 2016. The only executive officer compensated by the Company since inception has been the Chief Financial Officer (“CFO”) of the Company. As the Company is a newly established non-producing mineral exploration and mining company, the Chief Financial Officer role has historically been fulfilled through a consulting agreement. The Chief Executive Officer has determined the terms of, and overseen the drafting of engagement agreements for the Chief Financial Officer, which upon completion was presented to the Board of Directors for input and approval. See “Agreements with Executive Officers” and “Related Party Transactions” above for more detail regarding the Company’s engagement agreements with its CFO.

On February 8, 2017, the Company entered into an employment agreement with its CEO (see “Agreements with Executive Officers”, above). Prior to entering into this agreement, the board of directors engaged a law firm that specializes in employment law to perform a survey of comparable mining companies with assets in Colorado to derive both compensation and employment provisions of the agreement. The resulting proposed agreement was presented to the Board of Directors and was used as the basis for the employment agreement that was entered into with the CEO.

Short-Term Incentive Plan

A short-term incentive award, if any, in the form of a cash bonus may be awarded by the Board of Directors to the executive officers at its discretion. No such bonus was awarded during the year ended December 31, 2016 or the six months ended June 30, 2017.

Long-Term Incentive Plan

With regard to long-term incentives, the Company maintains an incentive stock option plan (the “Plan”) which permits the granting of stock options as incentive compensation. Shareholders of the Company approved the Plan on June 30, 2008 and amendments to the Plan on June 20, 2013, and the Board of Directors approved additional changes to the Plan on September 12, 2015. The purpose of the Plan is to attract, retain and motivate directors, management, staff and consultants by providing them with the opportunity, through stock options, to acquire a proprietary interest in the Company and benefit from its growth.

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of June 30, 2017, a total of 19,574,709 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 1,957,471 (10% of the issued and outstanding common shares). The number of options to be granted to an executive is determined by the Board of Directors. On October 4, 2016, the Board of Directors granted a total 750,000 stock options to the Company’s executives and directors. During the six months ended June 30, 2017, no such stock options were granted under the Plan.

Going Concern

The Company has incurred continuing losses from its operations and as of June 30, 2017 the Company had an accumulated deficit of $5,204,880 and working capital deficit of $39,644.

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

Off Balance Sheet Arrangements

As of June 30, 2017, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of June 30, 2017, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2017, due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

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

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of June 30, 2017, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Form 10-K as filed with the Securities and Exchange Commission on Mar 31, 2017. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

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

Item 6.	Exhibits

Exhibit No.	Description

10.1	Extension to engagement agreement between Robert Klein and Western Uranium Corporation dated August 1, 2017.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM CORPORATION

Date: August 14, 2017	By:	/s/ George Glasier
George Glasier
Chief Executive Officer (Principal executive officer)

Date: August 14, 2017	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal financial and accounting officer)