Form 10-Q
period 2017-09-30
Western Uranium Corp
filed 2017-11-14
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, 20,084,166 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM CORPORATION

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in $USD)

	As of:
	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$501,677	$791,814
Prepaid expenses	185,191	80,734
Marketable securities	3,224	2,976
Restricted cash	215,976	215,976
Other current assets	62,020	22,047
Total current assets	968,088	1,113,547

Restricted cash	820,434	820,357
Mineral properties	11,645,218	11,645,218
Ablation intellectual property	9,488,051	9,488,051

Total assets	$22,921,791	$23,067,173

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$646,780	$769,907
Reclamation liability, current	215,976	215,976
Current portion of notes payable	482,568	183,125
Deferred revenue, current portion	40,000	-
Total current liabilities	1,385,324	1,169,008

Reclamation liability, net of current portion	194,251	187,663
Deferred tax liability	4,063,330	4,063,330
Deferred contingent consideration	392,188	372,000
Notes payable, net of discount and current portion	-	468,368
Deferred revenue, net of current portion	70,000	-

Total liabilities	6,105,093	6,260,369

Commitments

Shareholders’ Equity
Common stock, no par value, unlimited authorized shares, 20,084,472 and 18,886,497 shares issued as of September 30, 2017 and December 31, 2016, respectively and 20,084,166 and 18,886,497 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	22,316,846	20,927,360
Treasury shares, 306 and 0 shares held in treasury as of September 30, 2017 and December 31, 2016, respectively	-	-
Subscription receivable	-	(28,429)
Accumulated deficit	(5,541,937)	(4,125,855)
Accumulated other comprehensive income	41,789	33,728
Total shareholders’ equity	16,816,698	16,806,804
Total liabilities and shareholders’ equity	$22,921,791	$23,067,173

The accompanying notes are in integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in $USD)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Lease revenue	$10,000	$-	$10,000	$-

Expenses
Mining expenditures	48,181	119,711	127,435	331,798
Professional fees	127,485	200,734	502,868	526,826
General and administrative	96,723	103,412	480,236	277,515
Consulting fees	63,757	95,179	265,888	252,048
Unrealized foreign exchange gain	-	-	-	(128,000)
Total operating expenses	336,146	519,036	1,376,427	1,260,187

Operating loss	(326,146)	(519,036)	(1,366,427)	(1,260,187)

Interest expense, net	10,911	25,135	49,655	262,400

Net loss	(337,057)	(544,171)	(1,416,082)	(1,522,587)

Other comprehensive (loss) gain
Foreign exchange (loss) gain	(2,360)	(10,735)	8,061	(64,519)

Comprehensive loss	$(339,417)	$(554,906)	$(1,408,021)	$(1,587,106)

Loss per share - basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.09)

Weighted average shares outstanding, basic and diluted	19,663,144	17,301,151	19,391,380	16,752,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Stated in $USD)

(unaudited)

							Accumulated
				Additional			Other
	Common	Treasury Shares		paid-in	Subscription	Accumulated	Comprehensive
	Shares	Shares	Amount	capital	Receivable	Deficit	Income	Total

Balance as of January 1, 2017	18,886,497	-	$-	$20,927,360	$(28,429)	$(4,125,855)	$33,728	$16,806,804

Issuance of shares to vendors and consultants	53,788	-	-	83,338	-	-	-	83,338
Receipt of subscription receivable	-	-	-	-	28,429	-	-	28,429
Sale of 634,424 units on March 31, 2017 in the private placement	634,424	-	-	814,078	-	-	-	814,078
Sale of 509,763 units on September 15, 2017 in private placement	509,763	-	-	358,788	-			358,788
Acquisition of shares into treasury	-	306	-	-	-	-	-	-
Stock based compensation - stock options	-	-	-	133,282	-	-	-	133,282
Foreign exchange gain	-	-	-	-	-	-	8,061	8,061
Net loss for the nine months ended September 30, 2017	-	-	-	-	-	(1,416,082)	-	(1,416,082)

Balance as of September 30, 2017	20,084,472	306	$-	$22,316,846	$-	$(5,541,937)	$41,789	$16,816,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in $USD)

(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(1,416,082)	$(1,522,587)
Reconciliation of net loss to cash used in operating activities:
Accretion of reclamation liability	6,588	183,510
Amortization of debt discount on notes payable	16,639	59,013
Stock based compensation	133,282	-
Change in foreign exchange on marketable securities	(248)	(159)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(144,507)	(43,134)
Deferred contingent consideration	-	(128,000)
Accounts payable and accrued liabilities	(39,789)	(32,176)
Deferred revenue	110,000	-
Net cash used in operating activities	(1,334,117)	(1,483,533)

Cash Flows From Financing Activities:
Payment of Nueco Note	(185,564)	(90,000)
Payment of Siebels Note	-	(250,000)
Proceeds from the sale of common stock in private placements, net of offering costs	1,172,866	2,048,251
Proceeds from Siebels Note	-	100,000
Receipt of subscription receivable	28,429	-
Net cash provided by financing activities	1,015,731	1,808,251

Effect of foreign exchange rate on cash	28,249	(64,519)

Net (decrease) increase in cash	(290,137)	260,199

Cash - beginning	791,814	214,482

Cash - ending	$501,677	$474,681

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,000	$31,477

Non-cash financing activities:
Shares issued from subscription payable	$-	$198,298

Exchange of mortgage payable for land & buildings	$-	$1,051,000

Shares issued for accounts payable and accrued expenses	$83,338	$-

There were no cash flows from investing activities during the nine months ended September 30, 2017 and 2016.

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

The Company has registered offices at 8 King Street East, Suite 100, Toronto, Ontario, Canada, M5C 1B5, and its common shares are listed on the CSE under the symbol “WUC” and traded on the OTCQX Best Market. Its principal business activity is the acquisition and development of uranium and vanadium resource properties in the states of Utah and Colorado in the United States of America (“United States”).

Note 2 – Liquidity and going concern

The Company has incurred continuing losses from its operations and as of September 30, 2017, the Company had an accumulated deficit of $5,541,937 and a working capital deficit of $417,236.

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

On September 15, 2017, the Company completed a private placement of 509,763 units at a price of CAD $0.90 (USD $0.74) per unit for gross proceeds of CAD $458,787 (USD $376,022) and net proceeds of CAD $438,012 (USD $358,788). Each unit consisted of one share of common stock and one warrant. Each warrant is immediately exercisable at a price of CAD $1.40 and expires five years from the date of issuance. The Company also issued broker warrants to purchase 21,751 shares of common stock at a price of CAD $1.40 per common share, which expire two years from the date of issuance.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

Note 3 – SUMMARY OF Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 and related notes thereto which were included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2017.

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

Revenue Recognition

The Company leases certain of its mineral properties for the exploration and production of oil and gas reserves. Lease payments received in advance are deferred and recognized on a straight – line basis over the related lease term associated with the prepayment. Royalty payments are recognized as revenues when received.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Values of Financial Instruments

The fair value of financial instruments in the Company’s condensed consolidated financial statements as of September 30, 2017 and December 31, 2016 are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of September 30, 2017	$3,224	$-	$-

Marketable securities as of December 31, 2016	$2,976	$-	$-

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three and nine months ended September 30, 2017 and 2016 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three and Nine Months Ended September 30,
	2017	2016
Warrants to purchase shares of common stock	3,873,086	1,644,814
Options to purchase shares of common stock	1,321,996	271,996
Total potentially dilutive securities	5,195,082	1,916,810

Note 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2016. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. The Company’s revenues are minimal. The Company does not believe the adoption of this ASU will have a material impact on the Company’s condensed consolidated financial position and results of operations.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

Note 4 – RECENT ACCOUNTING PRONOUNCEMENTS, continued

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s condensed consolidated financial position and results of operations.

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. This update requires that all excess tax benefits and tax deficiencies arising from share-based payment awards should be recognized as income tax expense or benefit on the income statement. The amendment also states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or account for forfeitures as they occur. The provisions of this update are effective for annual and interim periods beginning after December 15, 2016. The Company has determined that the adoption of this standard did not have a material impact on its condensed consolidated financial statements. The Company has adopted this standard for the period beginning January 1, 2017.

In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606)”, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company will evaluate the effects, if any, that adoption of this guidance will have on its consolidated financial statements. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s condensed consolidated financial position and results of operations.

In May 2016, the FASB issued Topic ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606)”, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company does not believe that the adoption of this ASU will have a material impact on the Company’s condensed consolidated financial position and results of operations.

In June 2016 the FASB issued Topic ASU No. 2016-13 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326)” (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s condensed consolidated financial position and results of operations.

In August 2016 the FASB issued Topic ASU No. 2016-15 “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update to the standard is effective for the Company beginning January 1, 2018, with early application permitted. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s condensed consolidated financial position and results of operations.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 amends the classification and presentation of changes in restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for the Company’s fiscal year beginning January 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s condensed consolidated financial position and results of operations.

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

The Option and Exploration Agreement provided an extension for an “event of force majeure”.  Under this clause, the Company would receive an extension of the period during which it could exercise its option if it experiences an unreasonable delay outside its control that prevents it from exercising the option.  On May 10, 2017, the Company provided to STB a notice that it was exercising the force majeure clause due to the delay by government regulators in licensing the Company’s ablation technology and permitting mining at the Hansen property. STB has contested the Company’s finding that an event of force majeure has occurred. Ongoing negotiations between the Company and STB continued until September 21, 2017, when Western’s counsel observed that a settlement agreement would not likely be worked out and moved that the matter proceed through the pre-established arbitration mechanism. On October 16, 2017, the Company provided STB with the Company’s choice of arbitrator for the required three arbitrator panel. On November 13, 2017, STB's counsel proposed that the Company agree to arbitration by a single arbitrator in lieu of a three arbitrator panel provided in the Option and Exploration Agreement. Counsel for STB indicated that it was unwilling to consider the Company's proposed arbitrator as the sole arbitrator but instead proposed selecting an arbitrator from one of two Colorado firms who maintain a pool of retired judges willing to serve as arbitrators. The Company is presently evaluating STB's latest proposal. The Company is unable to determine the ultimate outcome of the arbitration. The Company is not yet in a position to evaluate the financial implications of this uncertainty, and as such, the Company has not made any adjustment to these condensed consolidated financials related to this matter.

The Company’s mineral properties and ablation intellectual property are:

	As of
	September 30, 2017	December 31, 2016
Mineral properties	$11,645,218	$11,645,218
Ablation intellectual property	$9,488,051	$9,488,051

Vanadium Property Letter of Intent

On September 14, 2017, the Company entered into a binding letter of intent to purchase a vanadium-rich property in western Colorado. However, during due diligence, it was determined that the permitting timeline could not be condensed to coincide with the Company’s near-term production goals. On October 26, 2017, by mutual agreement, the letter of intent was terminated and the Company is no longer pursuing this purchase.

Oil and Gas Lease

On July 18, 2017, an oil and gas lease became effective with respect to minerals and mineral rights owned by of the Company of approximately 160 surface acres of the Company’s property in Colorado. As consideration for entering into the lease, the Company received $120,000 during the third quarter of 2017. The lease will be in force for an initial term of three years and may be extended by the lessee at 150% of the initial rate. The lessee has also agreed to pay the Company a royalty of 18.75% of the lessee’s revenue attributed to oil and gas produced, saved, and sold attributable to the net mineral interest.

The $120,000 will be recognized as revenue incrementally over the term of the lease. The Company recognized $10,000 and $10,000 of revenue during the three and nine months ended September 30, 2017, respectively. No such revenue was recognized during the three and nine months ended September 30, 2016.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 5 - MINERAL PROPERTIES AND ABLATION INTELLECTUAL PROPERTY, CONTINUED

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of September 30, 2017 and December 31, 2016 to be approximately $1,036,333 and $1,036,333, respectively. During the three months ended September 30, 2017 and 2016, the accretion of the reclamation liabilities was $2,561 and $3,096, and for the nine months ended September 30, 2017 and 2016 was $6,588 and $183,510, respectively. Except in regard to its Alaska coal mine property (as discussed below), the Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted values as of September 30, 2017 and December 31, 2016 of $410,227 and $403,639, respectively. The gross reclamation liabilities as of September 30, 2017 are secured by certificates of deposit in the amount of $1,036,410.

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

Reclamation liability activity for the nine months ended September 30, 2017 consists of:

January 1, 2017	$403,639
Accretion	6,588
September 30, 2017	410,227

Less current portion	215,976
Non-current portion	$194,251

Balance as of December 31, 2016	$403,639

Less current portion	215,976
Non-current portion	$187,663

NOTE 6 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of:
	September 30, 2017	December 31, 2016
Trade accounts payable	$498,193	$547,254
Accrued liabilities	148,587	222,653
	$646,780	$769,907

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

On March 31, 2017, the Company repaid the Nueco Note in full.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 7 - Notes Payable, CONTINUED

Notes payable summary

Notes payable consisted of:

	As of September 30, 2017
	Principal	Discount	Balance, Net of Discount	Current	Non-Current
EFHC Note	$500,000	$17,432	$482,568	$482,568	$-

	As of December 31, 2016
	Principal	Discount	Balance, Net of Discount	Current	Non-Current
EFHC Note	$500,000	$31,632	$468,368	$-	$468,368
Nueco Note	185,564	2,439	183,125	183,125	-
Total	$685,564	$34,071	$651,493	$183,125	$468,368

The Company’s total interest expense, net, consisted of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense, notes payable	$3,781	$7,188	$13,381	$21,418
Amortization of discount on notes payable	4,833	13,244	29,889	53,979
Accretion of reclamation liabilities	2,561	3,096	6,588	183,510
Other interest expense	83	1,818	1,072	4,397
Interest income	(347)	(210)	(1,275)	(903)
Interest expense, net	$10,911	$25,135	$49,655	$262,400

NOTE 8 - COMMITMENTS

George Glasier

On February 8, 2017, the Company entered into an employment agreement with George Glasier, its Chief Executive Officer. The employment agreement provides for an initial term of January 1, 2017 through December 31, 2018, with automatic annual renewals unless the Company or the Chief Executive Officer were to provide 90 days written notice of their desire to not renew the agreement. The employment agreement provides for a base salary of $180,000 per annum and a discretionary annual cash bonus to be determined by the Company’s Board of Directors. Pursuant to the employment agreement, if the Company terminates the employment agreement without cause, or if a change of control occurs, the Company is required to pay to the Chief Executive Officer a lump sum payment equal to two and one-half times his annual base salary.

Michael Skutezky

On July 27, 2017, Michael Skutezky resigned as the Independent Chairman of the Board of Western. On such date Mr. Skutezky also relinquished his roles as Director, a member of the audit committee, and as a director of Western’s subsidiaries and affiliates. Subsequently, Russell Fryer, a current member of the Company’s Board of Directors, was named Executive Chairman, in addition to his current role as a director.

Russell Fryer

On July 28, 2017, Russell Fryer was appointed the Company's Executive Chairman. On November 13, 2017, the Company entered into a consulting agreement with an affiliate of Mr. Fryer. The agreement is effective on July 28, 2017 and expires on December 31, 2018. The agreement may be mutually extended for subsequent annual terms. The agreement may be terminated by either party with 90 days notice. The agreement provides for compensation of $15,000 per month and an annual bonus at the discretion of the Board of Directors. Pursuant to the agreement, if a change of control occurs wherein the consideration in such change of control is more than USD $2.00 per share, the Company is required to pay a lump sum in the amount of two and one-half times the entity’s annual fee to this entity.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

NOTE 8 – COMMITMENTS, continued

Robert Klein

On May 12, 2017, Robert Klein was appointed the Company’s Chief Financial Officer, with whom the Company subsequently entered into an engagement agreement. The engagement agreement provides for an initial term of May 1, 2017 through June 30, 2017. The May 12, 2017 engagement agreement provided for a base salary of $12,500 per month.

On August 1, 2017, the Company entered into an engagement agreement to extend the initial May 12, 2017 agreement with Mr. Klein. The August 1, 2017 agreement extends the term of the agreement to provide for a term of July 1, 2017 through September 30, 2017 and provided for a base salary of $8,000 per month. This agreement expired on September 30, 2017.

On November 13, 2017, the Company entered into an employment agreement with Mr. Klein. The agreement is effective on October 1, 2017 and expires on September 30, 2018. The agreement may be mutually extended for subsequent annual terms. The agreement provides for compensation of $120,000 per annum and an annual bonus at the discretion of the Board of Directors. Pursuant to the employment agreement, once the Company raises a cumulative USD $1,000,000 subsequent to October 1, 2017, Mr. Klein’s annual base salary shall be increased. If a change of control occurs wherein the consideration in such change of control is more than USD $2.00 per share, the Company is required to pay a lump sum to Mr. Klein in the amount of two and one-half times Mr. Klein’s annual salary.

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

On September 15, 2017, the Company completed a private placement of 509,763 units at a price of CAD $0.90 (USD $0.74) per unit for gross proceeds of CAD $458,787 (USD $376,022) and net proceeds of CAD $438,012 (USD $358,788). Each unit consisted of one share of common stock and one warrant. Each warrant is immediately exercisable at a price of CAD $1.40 and expires five years from the date of issuance. The Company also issued broker warrants to purchase 21,751 shares of common stock at a price of CAD $1.40 per common share, which expire two years from the date of issuance.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of September 30, 2017, a total of 20,084,166 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 2,008,417 (10% of the outstanding common shares).

Acquisition of Common Shares

During the three months ended September 30, 2017, the Company received into treasury an aggregate of 306 common shares from two shareholders for no consideration. The Company has included these shares in Treasury Shares on its condensed consolidated balance sheet.

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value	Intrinsic Value
Outstanding - January 1, 2017	1,346,996	$2.37	4.28	$0.53
Forfeited	(25,000)	$2.37
Outstanding - September 30, 2017	1,321,996	$2.38	3.52	$0.54	$-
Exercisable - September 30, 2017	1,321,996	$2.38	3.52	$0.54	$-

There were no stock options granted or exercised during the three months and nine months ended September 30, 2017.

The Company’s stock based compensation expense related to stock options for the three months ended September 30, 2017 and 2016 was $0 and $0 and for the nine months ended September 30, 2017 and 2016 was $133,282 and $0, respectively.

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding - January 1, 2017	2,696,040	$2.08	4.71	$-
Issued	1,177,046	$1.98
Outstanding - September 30, 2017	3,873,086	$2.16	4.16	$-
Exercisable – September 30, 2017	3,873,086	$2.16	4.16	$-

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Unaudited

Note 10 - Mining Expenditures

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Permits	$2,334	$72,362	$7,637	$188,736
Maintenance	36,062	38,299	110,013	126,512
Contract labor	4,525	-	4,525	-
Royalties	5,260	9,050	5,260	16,550
	$48,181	$119,711	$127,435	$331,798

NOTE 11 - Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Entities controlled by a former member of the Board of Directors earned consulting fees totaling $17,377 and $9,117 for the three months ended September 30, 2017 and 2016, respectively, and $47,288 and $50,037 for the nine months ended September 30, 2017 and 2016, respectively. The same director earned director fees totaling $0 and $1,489 during the three months ended September 30, 2017 and 2016, respectively, and $3,079 and $7,747 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company has $1,634 and $0, respectively, in accounts payable and accrued liabilities owing to this director. This director resigned on July 27, 2017.

Pursuant to a consulting agreement, a United States limited liability company owned by a person who is a director and until October 19, 2016, was the Company’s CFO, entered into a contract with the Company dated January 1, 2016, (” the January 2016 Agreement”) to provide financial and other consulting services at $8,333 per month. On October 19, 2016 the January 2016 Agreement was terminated. On the same date a new agreement was entered into between the Company, a United States limited liability company owned by the same director and Robert Klein (the “October 2016 Agreement”) to provide financial operating services and to have Mr. Klein serve as the Chief Financial Officer. The term of the October 2016 Agreement was to run through July 31, 2017 and has an annual fee of $162,000 payable monthly, starting on October 1, 2016. On March 26, 2017, the Company provided notice that it would be cancelling the October 2016 Agreement, effective April 30, 2017. The acknowledgement of the termination initiated the preparation of Mr. Klein’s engagement agreement as described in Note 8. During the three months ended September 30, 2017 and 2016, the Company incurred fees of $25,000 and $25,000, respectively, to these companies. During the nine months ended September 30, 2017 and 2016, the Company incurred fees of $48,540 and $75,000, respectively, to these companies. As of September 30, 2017 and December 31, 2016, the Company had $0 and $0, respectively, included in accounts payable and accrued liabilities payable to these companies.

Pursuant to a consulting agreement, a United States limited liability company owned by a person who is a director, and on July 28, 2017, became the Company’s Executive Chairman, entered into a consulting agreement with the Company effective April 1, 2016 to provide financial, advisory, and consulting services, including representing the Company to a variety of stakeholders for a six month term ending on September 30, 2016. On October 1, 2016 the Company extended this agreement through January 31, 2017. Professional fees for the three months ended September 30, 2017 and 2016 were $35,292 and $45,000, and for the nine months ended September 30, 2017 and 2016 was $95,292 and $75,000, respectively, related to this agreement. As of September 30, 2017 and December 31, 2016, the Company had $0 and $0, respectively, included in accounts payable and accrued liabilities payable to this entity.

On April 1, 2017, the Company entered into a new consulting agreement with a United States limited liability company owned by the Company’s Executive Chairman. The consulting agreement is to provide assistance with capital raising activities and other financial, advisory, and consulting services for the period April 1, 2017 through June 30, 2017. At June 30, 2017 and the last day of each month thereafter, the agreement may be extended by the Company on a month-to-month basis with seven days’ notice. The agreement has a monthly fee of $15,000. Pursuant to the consulting agreement, if the Company completes a merger with a third party introduced by this director whereby more than 50% of the Company’s then outstanding shares are transferred to that third party, the Company is required to pay a lump sum in an amount of $350,000 to this entity.

NOTE 12 - SUBSEQUENT EVENTS

On October 6, 2017, the Company granted options under the Plan for the purchase of an aggregate of 825,000 shares of common stock to five individuals consisting of directors and officers of the Company. The options have a five year term, an exercise price of CAD $1.60 (USD $1.28), and vest equally in thirds commencing initially on the date of grant and thereafter on October 31, 2017, and March 31, 2018.

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

On August 18, 2014, the Company closed on the purchase of certain mining properties in Colorado and Utah from Energy Fuels Holding Corp. Assets purchased included both owned and leased lands in Utah and Colorado and all represent properties that have been previously mined for uranium to varying degrees in the past. The acquisition included the purchase of the Sunday Mine Complex. The Sunday Mine Complex is located in western San Miguel County, Colorado. The complex consists of the following five individual mines: the Sunday mine, the Carnation mine, the Saint Jude mine, the West Sunday mine and the Topaz mine. The operation of each of these mines requires a separate permit and all such permits have been obtained by Western and are currently valid. In addition, each of the mines has good access to a paved highway, electric power to existing declines, office/storage/shop and change buildings, and extensive underground haulage development with several vent shafts complete with exhaust fans. The Sunday Mine Complex is where the Company anticipates it would start mining and Ablation operations, since the complex is ready to be mined.

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

The Company has registered offices at 8 King Street East, Suite 100, Toronto, Ontario, Canada, M5C 1B5 and its common shares are listed on the CSE under the symbol “WUC” and are traded on the OTCQX Best Market under the symbol “WSTRF”. Its principal business activity is the acquisition and development of uranium and vanadium resource properties in the states of Utah and Colorado in the United States of America (“United States”).

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

September 2017 Private Placement

On September 15, 2017, the Company completed a private placement of 509,763 units at a price of CAD $0.90 (USD $0.74) per unit for gross proceeds of CAD $458,787 (USD $376,022) and net proceeds of CAD $438,012 (USD $358,788). Each unit consisted of one share of common stock and one warrant. Each warrant is immediately exercisable at a price of CAD $1.40 and expires five years from the date of issuance. The Company also issued broker warrants to purchase 21,751 shares of common stock at a price of CAD $1.40 per common share, which expire two years from the date of issuance.

Nueco Note

On February 1, 2017, the Company and the lender of the Nueco Note agreed to further extend the maturity of the Nueco Note to the earlier of (a) five days after the next closing of a private placement; or (b) April 15, 2017. In consideration for the extension, the Company paid to the lender a payment in the amount of $100,000 which represented (i) a principal reduction of $85,564; (ii) $1,186 for a prepayment of interest through April 15, 2017; and (iii) a payment of $13,250 which is a fee which does not reduce the principal or interest on the Nueco Note. On March 31, 2017, the Company repaid the Nueco Note in full.

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

The Company is exploring the application of Ablation to other minerals, which may not be subject to the regulatory requirements applicable to uranium.

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

During April 2017, two sets of term sheets were drafted and exchanged between the Company and Pinon Ridge Corporation regarding the Pinon Ridge Mill. The term sheets have provided a basis for negotiation and, upon completion the basis for the preparation of a definitive agreement. Discussions are ongoing and a definitive agreement has not yet been completed as of November 14, 2017.

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

The Option and Exploration Agreement provided an extension for an “event of force majeure”.  Under this clause, the Company would receive an extension of the period during which it could exercise its option if it experiences an unreasonable delay outside its control that prevents it from exercising the option.  On May 10, 2017, the Company provided to STB a notice that it was exercising the force majeure clause due to the delay by government regulators in licensing the Company’s ablation technology and permitting mining at the Hansen property. STB has contested the Company’s finding that an event of force majeure has occurred. Ongoing negotiations between the Company and STB continued until September 21, 2017, when Western’s counsel observed that a settlement agreement would not likely be worked out and moved that the matter proceed through the pre-established arbitration mechanism. On October 16, 2017, the Company provided STB with the Company’s choice of arbitrator for the required three arbitrator panel.  On November 13, 2017, STB's counsel proposed that we agree to arbitration by a single arbitrator in lieu of a three arbitrator panel provided in the Option and Exploration Agreement. Counsel for STB indicated that it was unwilling to consider our proposed arbitrator as the sole arbitrator but instead proposed selecting an arbitrator from one of two Colorado firms who maintain a pool of retired judges willing to serve as arbitrators. We are presently evaluating STB's latest proposal. The Company is not yet in a position to evaluate the financial implications of this uncertainty, and as such, the Company has not made any adjustment to these condensed consolidated financials related to this matter.

Agreements with Executive Officers

George Glasier

On February 8, 2017, the Company entered into an employment agreement with George Glasier, its Chief Executive Officer. The employment agreement provides for an initial term of January 1, 2017 through December 31, 2018, with automatic annual renewals unless the Company or the Chief Executive Officer were to provide 90 days written notice of their desire to not renew the agreement. The employment agreement provides for a base salary of $180,000 per annum and a discretionary annual cash bonus to be determined by the Company’s board of directors. Pursuant to the employment agreement, if the Company terminates the employment agreement without cause, or if a change of control occurs, the Company is required to pay to the Chief Executive Officer a lump sum payment equal to two and one-half times his annual base salary.

Russell Fryer

On July 28, 2017, Russell Fryer was appointed the Company's Executive Chairman. On November 13, 2017, the Company entered into a consulting agreement with an affiliate of Mr. Fryer. The agreement is effective on July 28, 2017 and expires on December 31, 2018. The agreement may be mutually extended for subsequent annual terms. The agreement may be terminated by either party with 90 days notice. The agreement provides for compensation of $15,000 per month and an annual bonus at the discretion of the Board of Directors. Pursuant to the agreement, if a change of control occurs wherein the consideration in such change of control is more than USD $2.00 per share, the Company is required to pay a lump sum in the amount of two and one-half times the entity’s annual fee to this entity.

On April 1, 2017, we entered into a new consulting agreement with a United Stated limited liability company owned by Mr. Fryer, who, on July 28, 2017, became our Executive Chairman. The consulting agreement is to provide assistance with capital raising activates and other financial, advisory, and consulting services for the period April 1, 2017 through June 30, 2017. The agreement has a monthly fee of $15,000. Pursuant to the consulting agreement, if the Company completes a merger with a third party introduced by this director whereby more than 50% of the Company’s then outstanding shares are transferred to that third party, the Company is required to pay a lump sum in an amount of $350,000 to this entity.

Robert Klein

On May 12, 2017, Robert Klein was appointed the Company’s Chief Financial Officer, with whom the Company subsequently entered into an engagement agreement. The engagement agreement provides for an initial term of May 1, 2017 through June 30, 2017. The May 12, 2017 engagement agreement provided for a base salary of $12,500 per month.

On August 1, 2017, the Company entered into an engagement agreement to extend the initial May 12, 2017 agreement with Mr. Klein. The August 1, 2017 agreement extends the term of the agreement to provide for a term of July 1, 2017 through September 30, 2017 and provided for a base salary of $8,000 per month. This agreement expired on September 30, 2017.

On November 13, 2017, the Company entered into an employment agreement with Mr. Klein. The agreement is effective on October 1, 2017 and expires on September 30, 2018. The agreement may be mutually extended for subsequent annual terms. The agreement provides for compensation of $120,000 per annum and an annual bonus at the discretion of the Board of Directors. Pursuant to the employment agreement, once the Company raises a cumulative USD $1,000,000 subsequent to October 1, 2017, Mr. Klein’s annual base salary shall be increased. If a change of control occurs wherein the consideration in such change of control is more than USD $2.00 per share, the Company is required to pay a lump sum to Mr. Klein in the amount of two and one-half times Mr. Klein’s annual salary.

Vanadium Property Letter of Intent

On September 14, 2017, we entered into a binding letter of intent to purchase a vanadium-rich property in western Colorado. However, during due diligence, it was determined that the permitting timeline could not be condensed to coincide with our near-term production goals. On October 26, 2017, by mutual agreement, the letter of intent was terminated and we are no longer pursuing this purchase.

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Lease revenue	$10,000	$-	$10,000	$-
Expenses
Mining expenditures	48,181	119,711	127,435	331,798
Professional fees	127,485	200,734	502,868	526,826
General and administrative	96,723	103,412	480,236	277,515
Consulting fees	63,757	95,179	265,888	252,048
Unrealized foreign exchange gain	-	-	-	(128,000)
Total operating expenses	336,146	519,036	1,376,427	1,260,187

Operating loss	(326,146)	(519,036)	(1,366,427)	(1,260,187)

Interest expense, net	10,911	25,135	49,655	262,400

Net loss	(337,057)	(544,171)	(1,416,082)	(1,522,587)

Other comprehensive (loss) gain
Foreign exchange (loss) gain	(2,360)	(10,735)	8,061	(64,519)

Comprehensive Loss	$(339,417)	$(554,906)	$(1,408,021)	$(1,587,106)

Net loss per share - basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.09)

Three Months Ended September 30, 2017 as Compared to the Three Months Ended September 30, 2016

Summary

Our condensed consolidated net loss for the three months ended September 30, 2017 and 2016 was $337,057 and $544,171 or $0.02 and $0.03 per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the three months ended September 30, 2017 and 2016 was $339,417 and $554,906, respectively.

Revenue

Our revenue for the three months ended September 30, 2017 and 2016 was $10,000 and $nil, respectively. The revenue in 2017 resulted from rental income pursuant to a July 18, 2017 lease with an oil and gas producer.

Mining Expenditures

Mining expenditures for the three months ended September 30, 2017 were $48,181 as compared to $119,711 for the three months ended September 30, 2016. The decrease in mining expenditures of $71,530, or 60% was principally attributable to $30,380 in one-time costs incurred in 2016 for compiling data and reporting for a regulator in support of ablation and $32,381 in decreased royalty payments due to the Company having released properties that didn’t fit into its business plan.

Professional Fees

Professional fees for the three months ended September 30, 2017 were $127,485 as compared to $200,734 for the three months ended September 30, 2016. The decrease in professional fees of $73,246, or 36% was principally due to a decrease in audit, legal and accounting fees. The higher professional fees incurred during the three months ended September 30, 2016 were due to regulatory compliance costs of the Company becoming a U.S. reporting issuer in 2016.

General and Administrative

General and administrative expenses for the three months ended September 30, 2017 were $96,723 as compared to $103,412 for the three months ended September 30, 2016. The decrease in general and administrative expense of $6,689, or 6% is due to a decrease in expenses resulting from lower lease and rental costs associated with the Company’s Black Ranger which was offset by an increase in payroll expenses resulting from an employment agreement with the Company’s Chief Executive Officer, which was entered into on February 8, 2017.

Consulting Fees

Consulting fees for the three months ended September 30, 2017 were $63,757 as compared to $95,179 for the three months ended September 30, 2016. The decrease in consulting fees of $31,422, or 33% was principally related to the decreased costs of consulting agreements with related parties to provide services.

Interest Expense, net

Interest expense, net, for the three months ended September 30, 2017 was $10,911 as compared to $25,135 for the three months ended September 30, 2016. The decrease of interest expense, net, of $14,224, or 56% was attributable to the decrease in interest expense due to the repayments of the Nueco Note and Siebels Note.

Foreign Exchange

Foreign exchange gain (loss) for the three months ended September 30, 2017 was $(2,360) as compared to $(10,735) for the three months ended September 30, 2016. The decrease of the foreign exchange loss of $8,375, or 78% is primarily due to the Canadian Dollar strengthening against the U.S. Dollar.

Nine Months Ended September 30, 2017 as Compared to the Nine Months Ended September 30, 2016

Summary

Our condensed consolidated net loss for the nine months ended September 30, 2017 and 2016 was $1,416,082 and $1,522,587 or $0.07 and $0.09 per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the nine months ended September 30, 2017 and 2016 was $1,408,021 and $1,587,106, respectively.

Revenue

Our revenue for the nine months ended September 30, 2017 and 2016 was $10,000 and $nil, respectively. The revenue in 2017 resulted from the oil and gas lease entered into on July 18, 2017.

Mining Expenditures

Mining expenditures for the nine months ended September 30, 2017 were $127,435 as compared to $331,798 for the nine months ended September 30, 2016. The decrease in mining expenditures of $204,363, or 62% was principally attributable to one-time costs of $129,655 for compiling data and reporting for a regulator in support of ablation in 2016, ablation technology development costs, costs of moving the ablation equipment from Wyoming to Colorado, and hydrological sampling costs. These one-time costs were offset by decreased royalty payments of $90,915 due to restructuring and the Company previously releasing mining properties that didn’t fit into its business plan.

Professional Fees

Professional fees for the nine months ended September 30, 2017 were $502,868 as compared to $526,826 for the nine months ended September 30, 2016. The decrease in professional fees of $23,958, or 5% was principally due to a decrease in investor relations fees of $25,063.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2017 were $480,236 as compared to $277,515 for the nine months ended September 30, 2016. The increase in general and administrative expense of $202,721, or 73%, was principally due to an increase in stock-based compensation of $133,282 due to vesting of stock options granted in October 2016 under the Incentive Stock Option Plan, as well as an increase in payroll expense of $74,963 mostly deriving from an employment agreement with the Company’s Chief Executive Officer, which was entered into on February 8, 2017.

Consulting Fees

Consulting fees for the nine months ended September 30, 2017 were $265,888 as compared to $252,048 for the nine months ended September 30, 2016. The increase in consulting fees of $13,840, or 6% was principally related to costs of consulting agreements with related parties to provide financial and CFO-related services and the utilization of an additional third-party investor relations firm in the current year.

Unrealized Foreign Exchange Gain

Unrealized foreign exchange gain for the nine months ended September 30, 2017 and 2016 was $nil and $128,000, respectively, which represented a 2016 change in the value of the deferred contingent consideration obligation.

Interest Expense, net

Interest expense, net for the nine months ended September 30, 2017 was $49,655 as compared to $262,400 for the nine months ended September 30, 2016. The decrease of interest expense, net of $212,745, or 81% was primarily attributable to a decrease in interest expense due to the repayment of the Nueco Note and Siebels Note, and the one-time accretion of $215,976 upon the 2016 acceleration of the reclamation expense of the Alaska Jonesville coal mine.

Foreign Exchange

Foreign exchange gain (loss) for the nine months ended September 30, 2017 was $8,061 as compared to $(64,519) for the nine months ended September 30, 2016. The increase of the foreign exchange gain of $72,580, or 112% is primarily due to the Canadian Dollar strengthening against the U.S. Dollar.

Liquidity and Capital Resources

The Company’s cash balance as of September 30, 2017 was $501,677. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public reporting responsibilities. The Company expects to require additional capital in order to continue the development of Ablation. Management believes that in order to finance the development of the mining properties and Ablation, the Company will be required to raise significant additional capital by way of debt and/or equity. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

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

On September 15, 2017, the Company completed a private placement of 509,763 units at a price of CAD $0.90 (USD $0.74) per unit for gross proceeds of CAD $458,781 (USD $376,022) and net proceeds of CAD $438,012 (USD $358,788). Each unit consisted of one share of common stock and one warrant. Each warrant is immediately exercisable at a price of CAD$1.40 and expires five years from the date of issuance. The Company also issued broker warrants to purchase 21, 751 shares of common stock at a price of CAD $1.40 per common share, which expire two years form issuance.

Net cash used in operating activities

Net cash used in operating activities was $1,334,117 for the nine months ended September 30, 2017, as compared with $1,483,533 for the nine months ended September 30, 2016. Of the decrease of $1,334,117 in net cash used in operating activities, $74,296 is derived from changes in operating assets and liabilities. During the nine months ended September 30, 2017, $39,789 was represented a reduction accounts payable and accrued liabilities, $144,507 represented an increase in prepaid expenses and $110,000 represented an increase in deferred revenue.

Net cash used in investing activities

There was no cash provided by or used in investing activities during the nine months ended September 30, 2017 and 2016.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $1,015,731 as compared to $1,808,251 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, the net cash provided by financing activities consisted of $1,172,866 from the proceeds from the private placements. This was offset by principal payments of $185,564 made on the Nueco Note.

Reclamation Liability

The reclamation liabilities of the US mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of September 30, 2017 to be approximately $1,036,333. During the three months ended September 30, 2017 and 2016, the accretion of the reclamation liabilities was $2,561 and $3,069, respectively. During the nine months ended September 30, 2017 and 2016, the accretion of the reclamation liabilities was $6,588 and $183,510, respectively. Except in regard to its Alaska coal mine property (as discussed below), the Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over a thirty year life using a discount rate of 5.4% to a net discounted value as of September 30, 2017 and December 31, 2016 of $410,227 and $403,639, respectively. The gross reclamation liabilities as of September 30, 2017 are secured by certificates of deposit in the amount of $1,036,410.

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

Oil and Gas Lease

In 2017, an oil and gas lease became effective with respect to minerals and mineral rights owned by a subsidiary of the Company of approximately 160 surface acres of land in Weld County, Colorado. As partial consideration for entering into the lease, the Company received $120,000 during the third quarter of 2017. The lease will be in force for an initial term of three years and may be extended by the lessee at 150% of the initial rate. The lessee has also agreed to pay the Company a royalty of 18.75% of the oil and gas produced, saved, and sold attributable to the net mineral interest.

The $120,000 will be recognized as revenue incrementally over the term of the lease, as such the Company recognized $10,000 of revenue during the three and nine months ended September 30, 2017.

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Entities controlled by a former member of the Board of Directors earned consulting fees totaling $17,377 and $9,117 for the three months ended September 30, 2017 and 2016, respectively, and $47,288 and $50,037 for the nine months ended September 30, 2017 and 2016, respectively. The same director earned director fees totaling $0 and $1,489 during the three months ended September 30, 2017 and 2016, respectively, and $3,079 and $7,747 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company has $1,634 and $0, respectively, in accounts payable and accrued liabilities owing to this director. This director resigned on July 27, 2017.

Pursuant to a consulting agreement, a United States limited liability company owned by a person who is a director and until October 19, 2016, was the Company’s CFO, entered into a contract with the Company dated January 1, 2016, (the “January 2016 Agreement”) to provide financial and other consulting services at $8,333 per month. On October 19, 2016 the January 2016 Agreement was terminated. On the same date a new agreement was entered into between the Company, a United States limited liability company owned by the same director and Robert Klein (the “October 2016 Agreement”) to provide financial operating services and to have Mr. Klein serve as the Chief Financial Officer. The term of the October 2016 Agreement was to run through July 31, 2017 and has an annual fee of $162,000 payable monthly, starting on October 1, 2016. On March 26, 2017, the Company provided notice that it would be cancelling the October 2016 Agreement, effective April 30, 2017. During the three months ended September 30, 2017 and 2016, the Company incurred fees of $25,000 and $25,000, respectively, to these companies. During the nine months ended September 30, 2017 and 2016, the Company incurred fees of $48,540 and $75,000, respectively, to these companies. As of September 30, 2017 and December 31, 2016, the Company had $0 and $0, respectively, included in accounts payable and accrued liabilities payable to these companies.

Pursuant to a consulting agreement, a United States limited liability company owned by a person who is a director, and on July 28, 2017, became the Company’s executive chairman, entered into a consulting agreement with the Company effective April 1, 2016 to provide financial, advisory, and consulting services, including representing the Company to a variety of stakeholders for a six month term ending on September 30, 2016. On October 1, 2016 the Company extended this agreement through January 31, 2017. Professional fees for the three months ended September 30, 2017 and 2016 were $35,292 and $45,000, respectively, and for the nine months ended September 30, 2017 and 2016 were $95,292 and $75,000, respectively, related to this agreement. As of September 30, 2017 and December 31, 2016, the Company had $0 and $0, respectively, included in accounts payable and accrued liabilities payable to this entity.

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

On November 13, 2017, the Company entered into an employment agreement with its Chief Financial Officer. See “Agreements with Executive Officers”, above.

Short-Term Incentive Plan

A short-term incentive award, if any, in the form of a cash bonus may be awarded by the Board of Directors to the executive officers at its discretion. No such bonus was awarded during the year ended December 31, 2016 or the nine months ended September 30, 2017.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of September 30, 2017, a total of 20,083,360 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 2,008,386 (10% of the issued and outstanding common shares). The number of options to be granted to an executive is determined by the Board of Directors.

Grant of Stock Options

On October 4, 2016, the Board of Directors granted a total 750,000 stock options to the Company’s executives and directors. During the nine months ended September 30, 2017, no such stock options were granted under the Plan.

On October 10, 2017, the Company granted options under the Plan for the purchase of an aggregate of 825,000 shares of common stock to five individuals consisting of directors and officers of the Company.

The stock options were granted to:

Options
Mr. George Glasier	200,000
Mr. Robert Klein	200,000
Mr. Russell Fryer	200,000
Mr. Andrew Wilder	200,000
Mr. Mike Rutter	25,000

The options have a five year term, an exercise price of CAD $1.60 (USD $1.28), and vest equally in thirds commencing initially on the date of grant and thereafter on October 31, 2017, and March 31, 2018.

Going Concern

The Company has incurred continuing losses from its operations and as of September 30, 2017 the Company had an accumulated deficit of $5,541,937 and working capital deficit of $417,236.

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

Off Balance Sheet Arrangements

As of September 30, 2017, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of September 30, 2017, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017, due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

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

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of September 30, 2017, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

Item 5.	Other Information

On September 14, 2017, Western signed a binding letter of intent (the “Graysill LOI”) to purchase the Graysill Property (“Graysill”) from Pacific Gold & Royalty Corporation (“Pacific”). Graysill is located in western Colorado and encompasses the historic Graysill Mine (the “Mine”) and a series of mining claims. The Mine was discovered in the 1940’s and was active for a period of approximately twenty years where it produced vanadium and by-product uranium.

The Graysill LOI provided for Western to pay Pacific a total of $100,000, with $55,000 of that amount due on the transaction closing and the remaining $45,000 to be paid, at Western’s election, either in common shares six months after the transaction closing or in cash one year after the transaction closing. Further, Western was to grant Pacific a one percent Net Smelter Return Royalty on all minerals recovered and sold. The transaction closing was subject to Western’s satisfactory completion and approval of due diligence and documentation by Western’s board of directors.

On October 26, 2017, by mutual agreement, Western and Pacific terminated the Graysill LOI. During due diligence, it was determined that Graysill would not sufficiently allow Western to leverage its vanadium production capability as anticipated because the permitting timeline could not be condensed to coincide with near-term production goals.

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

WESTERN URANIUM CORPORATION

Date: November 14, 2017	By:	/s/ George Glasier
George Glasier
Chief Executive Officer (Principal executive officer)

Date: November 14, 2017	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal financial and accounting officer)

