Form 10-K
period 2017-12-31
Western Uranium Corp
filed 2018-04-02
CIK 1621906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number: 000-55626

Western Uranium Corporation

(Exact Name of Registrant as Specified in its Charter)

Ontario, Canada	98-1271843
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

330 Bay Street, Suite 1400
Toronto, Ontario, Canada	M5H 2S8
(Address of Principal Executive Offices)	(Zip Code)

(970) 864-2125
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2017, the aggregate market value of the common stock held by non-affiliates of the registrant was $10,142,265.

As of March 31, 2018, there were 20,510,194 shares of common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

WESTERN URANIUM CORPORATION

FORM 10-K

i

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

ii

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

In connection with the Black Range Transaction, Western acquired the net assets of Black Range. These net assets consist principally of interests in a uranium complex of mines located in Colorado (the “Hansen-Taylor Complex”) and a 100% interest in a 25 year license for ablation mining technologies (“Ablation”) and related patents from Ablation Technologies, LLC. The Hansen-Taylor Complex is principally a sandstone-hosted deposit that was discovered in 1977 which was permitted for mining in 1981. Ablation is a low cost, purely physical method of uranium and vanadium ore extraction.

Furthermore, related to Ablation in connection with the acquisition of Black Range Minerals Ltd. (“Black Range”), the Company assumed a call option agreement between Black Range and Mr. George Glasier. Prior to the Black Range Transaction, George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $500,000 AUD ($372,000 USD) to Seller within 60 days of the first commercial application of the Ablation technology. Western assumed this contingent payment obligation in connection with the Black Range Transaction.

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

Our common shares are listed on the Canadian Securities Exchange, also known as the “CSE,” under the symbol “WUC”, and are also quoted in the United States on the OTCQX Best Market under the symbol “WSTRF.” We are headquartered in Ontario, Canada with mining operations in the two U.S. states of Utah and Colorado. We have two full-time employees. The mailing address of our headquarters is 330 Bay Street, Suite 1400, Toronto, Ontario, M5H 2S8, Canada, and the telephone number at that location is (970) 864-2125. Our corporate website is located at http://www.western-uranium.com/.

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

We have acquired a license (“Ablation”), which provides a low cost, purely physical, method of uranium and vanadium ore extraction. No chemicals are added in the process, yet very high mineral recoveries can be achieved with considerable mass reduction; facilitating the separation of a high-value, high-grade ore product from a coarse-grained barren “clean sand” product.

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

As discussed below, there remain certain regulatory hurdles to overcome in order to deploy Ablation under the most economical configuration possible. This would involve pursuing additional regulatory determinations from the Colorado Department of Public Health and Environment (“CDPHE”) and/or the Nuclear Regulatory Commission (“NRC”).

OUR STRATEGY

Our vision is to become a leading uranium and vanadium developer and producer. Our strategy is to build value for stockholders by advancing our projects towards production. The recent increase in the price of vanadium has increased the relative importance of this resource to the Company. Hence, Western is increasingly able to baseload mine production on the basis of price improvement in uranium markets and/or the increase the duration of its vanadium contracts. The Company holds an exclusive 25 year license to use Ablation, a proven technology that we anticipate will improve the efficiency of the sandstone-hosted uranium mining process. The license agreement was entered into on March 17, 2015 and expires on March 16, 2040. There are no remaining license fee obligations and there are no future royalties due under the agreement. The Company has an exclusive right to the Ablation, including the right to sub-license the technology to other third parties. The Company may not sell or assign the Ablation license.

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

Capital Raising

On March 31, 2017, the Company completed a private placement of 634,424 units at a price of CAD $1.75 (USD $1.35) per unit for gross proceeds of CAD $1,110,263 (USD $835,805) and net proceeds of CAD $1,066,223 (USD $801,160). Each unit consisted of one share of the Company’s common stock and a warrant for the purchase of one share of the Company’s common stock. Each warrant is immediately exercisable at a price of CAD $3.25 and expires five years from the date of issuance.

On September 15, 2017, the Company completed a private placement of 509,763 units at a price of CAD $0.90 (USD $0.74) per unit for gross proceeds of CAD $458,787 (USD $376,022) and net proceeds of CAD $418,880 (USD $343,105). Each unit consisted of one share of common stock and one warrant. Each warrant is immediately exercisable at a price of CAD $1.40 and expires five years from the date of issuance. The Company also issued broker warrants to purchase 21,751 shares of common stock at a price of CAD $1.40 per common share, which expire two years from the date of issuance.

On December 29, 2017, the Company completed a private placement of 426,334 units at a price of CAD $0.90 (USD $0.72) per unit for gross proceeds of CAD $383,071 (USD $305,918) and net proceeds of CAD $367,059 (USD $293,131). Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock. Each warrant is immediately exercisable at a price of CAD $1.50 and expires two years from the date of issuance. The Company also issued broker warrants to purchase 9,310 shares of common stock at a price of CAD $1.50 per common share, which expire two years from the date of issuance.

During the year ended December 31, 2017, the Company issued an aggregate of 1,570,521 shares of common stock in connection with these private placements.

Uranium Production

The timing for commencement of uranium production is uncertain. Western continues to position itself for flexibility with the goal of beginning production as expeditiously as possible once market conditions for production of U308 and/or vanadium are favorable. There are multiple variables that will drive the Company’s production strategy which will most likely be dependent upon the intersection of contracted price levels and Ablation regulation and application factors. In order to minimize costs, Western plans to commence production at the Sunday Mine Complex due to the substantial existing infrastructure from years of previous production. However, permitting and preparation costs will be driven by the approach to the application of Ablation and relevant regulatory requirements.

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

URANIUM MARKET OUTLOOK

World demand for clean, reliable, and affordable electricity is growing. Given the expected construction of nuclear reactors and the expected growth of nuclear energy, we believe that the future for uranium is positive. Further, recently announced production cuts by the largest uranium producer in world and the largest uranium producer in North America have signaled a decrease in future supply. The section 232 petition that was filed in with the United States Department of Commerce further has the potential to increase U.S. domestic uranium production and likely creating economic pricing levels for U.S. domestic producers. We believe these factors will provide the price level increases needed to support the additional production and supply that will be required. Currently, excess (secondary) supplies are being drawn down, and additional primary production will be needed to meet long-term demand.

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

Despite current market uncertainty and depressed prices, we believe we have begun to see certain early signs of a market recovery. Japanese utilities have restarted 5 nuclear reactors and have a further 21 in the process of restarting (according to the World Nuclear Association (“WNA”)). According to data from the WNA, Chinese utilities continue to aggressively build new reactors and buy uranium, with the goal of having more nuclear capacity than any country except the USA and France by 2020. In total, according to the WNA, there are about 50 new reactors under construction in 13 countries and in all there are about 160 reactors on order or being planned, and over 300 more are proposed.

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

Since the Fukushima disaster in 2011, uranium prices entered a steady decline until June 2014, when they rebounded slightly and peaked again in March 2015. After that peak, prices again began to fall steadily reaching their lowest point in November 2016 before moving upward in 2017 and completing the year at higher year over year levels.

The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. According to the WNA, at the end of February 2018, there were 448 nuclear reactors operable worldwide, with annual requirements of about 143.3 million pounds of uranium.

From the reports of leading investment banks, the macroeconomic conditions driving uranium prices are as follows:

●	WNA projects 14 reactor starts in 2018 in China, South Korea, Russia, UAE, India, and Slovakia.
●	The restart of Japan’s nuclear reactors – 21 nuclear reactors are in the process
●	Decrease in primary supply due to leading producers shutting down mining operations that aren’t profitable at current pricing levels (Kazatomprom and Cameco)
●	Decreasing secondary supplies (excess reserves and supplies generally held by governments and utilities).

Across the nine banks and analysts most active in the sector, a term structure of rising uranium spot prices which are significantly above today’s prices are forecast almost across the board from 2018 to 2022. A potential gradual rising in uranium prices is forecast from 2018 to 2022 primarily due to two factors. The first is expected reduction in uranium production due to the currently low prices. The second is continued growth in nuclear energy, fueled primarily by new plants with largest quantities over the next 5 years located in China, Russia, and India. Further recommissioning of nuclear power plants in Japan will further add to the total. This should lead to excess reserves and inventories drying up, causing multiple analysts to project a shortage, in the coming years, as historical contracts roll-off.

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

In a research piece, BMO Capital Markets has identified a structural change in the vanadium markets. China, the largest vanadium producer in the world, has seen supply disrupted by environmental monitoring and rules when domestic demand was increasing. During 2017, BMO observed ferrovanadium exports falling by 30% year over year and projects that China will become a net importer of ferrovanadium. This potentially could be very positive for vanadium prices.

After steelmaking, the second largest market for vanadium is that of catalysts and chemical applications. Significant new sources of demand for vanadium are also expected to originate from vanadium redox flow batteries.

The current vanadium market price is $15.10 per pound as of March 27, 2018 which is an increase from the December 31, 2017 price when the price was $9.70 per pound. Both are significantly higher than the December 31, 2016 price of $5.00 per pound. As a result of structural changes in the market, several market participants are reporting that vanadium demand exceeds vanadium supply and the market is in deficit.

Assuming the Company is able to monetize its vanadium resource at current vanadium price levels, the Company would receive a proportionate increase in its co-credit thus effectively lowering the processing of its uranium of approximately $108 per ton of uranium ore. This effective “credit” comes from the ability for Western to mine vanadium as a by-product of uranium ore for no additional cost of the mining operation.

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

Our future uranium production will also compete with uranium from secondary supplies, including the sale of uranium inventory held by the U.S. Department of Energy. In addition, there are numerous entities in the market that compete with us for properties and operate in situ recovery (“ISR”) facilities. If we are unable to successfully compete for properties, capital, customers or employees or with alternative uranium sources, it could have a material adverse effect on our results of operations.

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

Reclamation and Restoration Costs and Bonding Requirements

At the conclusion of conventional mining, a site is decommissioned and reclaimed. Reclamation involves removing evidence of surface disturbance. The reclamation liabilities of the US mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities at December 31, 2017 of the mineral properties to be approximately $1,036,333.

The Company is required by State regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has provided performance bonds issued for the benefit of the Company in the amount of $1,036,410 to satisfy such regulatory requirements.

Ablation permitting

During 2016, Western submitted documentation to the CDPHE for a determination ruling regarding the type of license which may be required for the application of Ablation at the Sunday Mine Complex within the state of Colorado. During May and June of 2016, CDPHE held four public meetings in several cities in Colorado as part of the process. On July 22, 2016 CDPHE closed the comment period. In connection with this matter, the CDPHE consulted with the United States Nuclear Regulatory Commission (“NRC”). In response, the CDPHE received an advisory opinion dated October 16, 2016, which did not contain support for the NRC’s opinion and with which Western’s regulatory counsel does not agree. NRC’s advisory opinion recommends that Ablation should be regulated as a milling operation, but did recognize that there may be exemptions to certain milling regulatory requirements due to the benign nature of the non-uranium bearing sands produced after Ablation is completed on uranium-bearing ores. On December 1, 2016, the CDPHE issued a determination that the proposed ablation operations at the Sunday Mine must be regulated by the CDPHE through a milling license. The 2017 increase in the blended uranium/vanadium price has brought the Company closer to production. Consequently in 2018, Western plans to continue to advance Ablation by seeking a further regulatory determination from the CDPHE and/or the NRC. During 2017, the Company’s regulatory counsel prepared significant documentation in preparation for a prospective submission.

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

As more fully described under “Liquidity and Capital Resources” of Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations”, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $5.8 million and $4.1 million at December 31, 2017 and December 31, 2016, respectively. We have been reliant on equity financings from the sale of our common shares and on debt financing in order to fund our operations. We do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At December 31, 2017 and December 31, 2016, we had a working capital deficit of $444,125 and $55,416, respectively. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception. However, there is no assurance that we will be successful in securing any form of additional financing in the future, therefore substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable the Company to continue its operations over the next twelve months. The Company’s independent auditor has stated in its report that the consolidated financial statements for the two years ended December 31, 2017 were prepared assuming that the Company would continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing losses from operations and is dependent upon future sources of equity or debt financing in order to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In July 2015, the Company began a licensing process for its Ablation technology. Western continued to advance through the process in 2016, as the Company participated in public hearings and provided additional technical data to the CDPHE. On October 16, 2016, the NRC issued an advisory opinion letter to CDPHE recommending that Ablation should be regulated as a milling operation, On December 1, 2016, the CDPHE issued a determination that the proposed ablation operations at the Sunday Mine must be regulated by the CDPHE through a milling license. Ultimately, this determination provided a framework which allows the utilization of this new technology, however the current regulatory framework doesn’t currently allow application under the optimal cost saving configuration and the regulatory framework could change in the future in ways not anticipated by the Company.

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

We had $427,020 and $791,814 in cash at December 31, 2017 and December 31, 2016, respectively. There can be no assurance that we will be able to obtain additional capital after we exhaust our current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

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

George Glasier, our CEO, and Russell Fryer, one of our Directors, beneficially own, in the aggregate, about 42% of our common shares. As a result, these stockholders, acting together, will be able to influence many matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our stockholders of an opportunity to receive a premium for their common shares as part of a sale of our company and may affect the market price of our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Company headquarters is maintained through a lease at 330 Bay Street, Suite 1400, Toronto, Ontario, Canada M5H 2S8.

An operations facility is rented at 31617 Hwy 90 Road, Nucla, Colorado, USA 81424 which houses the ablation units and an office.

1.	Sunday Mine Complex
2.	San Rafael
3.	Sage
4.	Dunn
5.	Pinon Ridge Mill*
6.	Hansen/Taylor Ranch
7.	Van #4
8.	Yellow Cat***
9.	White Mesa Mill **

*Owned by Pinon Ridge Corporation (not owned by Western Uranium Corporation)

**Owned by Energy Fuels Resources Corporation (not owned by Western Uranium Corporation)

*** Effective September 1, 2017, the state lease fees were due and Western elected not to pay those fees thereby surrendering the resource to the state of Utah.

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

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of December 31, 2017, include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado USA, and the Dunn Project located in San Juan County, Utah.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of December 31, 2017, include Hansen, North Hansen, High Park, Hansen Picnic Tree, and Taylor Ranch, located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado, and Ferris Haggerty located in Carbon County, Wyoming.

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

- 1 x private Mineral Lease

- 1 x State Mineral Lease (UR3324)

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

Notably a portion of the Hansen/Taylor deposit was in dispute during 2017. On September 16, 2015, in connection with the Company’s acquisition of Black Range, the Company assumed an option and exploration agreement (the “Option and Exploration Agreement”) with STB Minerals, LLC, a Colorado limited liability company (“STB”). The Option and Exploration Agreement gives the Company the right to purchase 51% of the mineral rights of specific areas of the Hansen and Picnic Tree deposits (for which the Company already holds 49% of the rights). If the Company were to exercise its option under the Option and Exploration Agreement, it would require the Company to (a) make a cash payment of $2,500,000 immediately upon exercise; (b) issue shares of common stock to STB amounting to a value of $3,750,000 immediately upon exercise; and (c) issue shares of common stock to STB amounting to a value of $3,750,000 on the date that is 180 days following exercise. The Option and Exploration Agreement was scheduled to expire by its terms on July 28, 2017 if not exercised.

The Option and Exploration Agreement provided an extension for an “event of force majeure”.  Under this clause, the Company would receive an extension of the period during which it could exercise its option if it experiences an unreasonable delay outside its control that prevents it from exercising the option.  On May 10, 2017, the Company provided to STB a notice that it was exercising the force majeure clause due to the delay by government regulators in licensing the Company’s ablation technology and permitting mining at the Hansen property. STB has contested the Company’s finding that an event of force majeure has occurred. Ongoing negotiations continued until September 21, 2017 when the Company and STB agreed to settle the matter through the pre-established arbitration mechanism. Prior to the commencement of arbitration, a settlement was agreed to on February 28, 2018 through the execution of an Amendment of Option and Exploration Agreement. As consideration, the Company paid STB a $20,000 extension payment and granted STB the right to seek a bona fide written offer over the remaining term, and agreed to the removal of the force majeure clause from the agreement. The Company received an extension until July 28, 2019 and a right of first refusal to match any bona fide written offer. Hence the Company already owns 49% of the resource property and retains an option to purchase the 51% of the resource property that the Company does not already own for the duration of the agreement. Further the Company believes the execution of this agreement is without financial implications, and as such, the Company has not made any adjustment to these consolidated financials related to this matter.

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

A prior owner of the Van 4 Mine had been granted a first Temporary Cessation from reclamation of the mine by the Colorado Mined Land Reclamation Board (“MLRB”) which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently, participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second five-year Temporary Cessation for the Van 4 Mine. Thereafter the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing include all of the parties to the proceeding. The plaintiff organizations are seeking for the court to set aside the board order granting a second five-year Temporary Cessation period to PRM for the Van 4 Mine. The Colorado state Attorney General is defending this action which is pending in the Denver Colorado District Court. As a party to this action neither the Company, nor its wholly owned subsidiary, PRM has taken any action and is monitoring this lawsuit.

8.	Yellow Cat

The Property

On September 1, 2017, the Yellow Cat Project reached its state lease renewal date and the Company elected not to pay the claim fees thereby surrendering the property to the state of Utah. The Yellow Cat Project was held as a property that was exploratory in nature as it had no identified reserves nor a mining plan.

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

INFRASTRUCTURE

The Company’s carrying value of property, plant and equipment is as follows:

IP – Ablation - $9,488,051 The Company holds a license to use Ablation, a proven technology that we anticipate will improve the efficiency of the sandstone hosted uranium mining process, although there are some uncertainties about whether the anticipated benefits will be realized. See Item 1, “Business – The Ablation Process.” Ablation is a low cost, purely physical method of uranium and vanadium ore extraction. Ablation has been initially tested in order to understand the hydro and mechanical separation processes. The Company used a prototype Ablation test system to test several different samples of uranium ore from the Sunday Mine Complex and the Hansen/Taylor Ranch properties. In all cases, uranium ore that was entered into the Ablation pilot test system appeared to concentrate most of the uranium into the post ablated material consisting of a fraction of the original mass, leaving most of the post ablated materials which did not contain any uranium. The results of these tests have not yet been validated by a Competent Person.

During 2016, Western submitted documentation to the CDPHE for a determination ruling regarding the type of license which may be required for the application of Ablation at the Sunday Mine Complex within the state of Colorado. During May and June of 2016, CDPHE held four public meetings in several cities in Colorado as part of the process. On July 22, 2016 CDPHE closed the comment period. In connection with this matter, the CDPHE consulted with the United States Nuclear Regulatory Commission (“NRC”). In response, the CDPHE received an advisory opinion dated October 16, 2016, which did not contain support for the NRC’s opinion and with which Western’s regulatory counsel does not agree. NRC’s advisory opinion recommends that Ablation should be regulated as a milling operation, but did recognize that there may be exemptions to certain milling regulatory requirements due to the benign nature of the non-uranium bearing sands produced after Ablation is completed on uranium-bearing ores. On December 1, 2016, the CDPHE issued a determination that the proposed ablation operations at the Sunday Mine must be regulated by the CDPHE through a milling license. The 2017 increase in the blended uranium/vanadium price has brought the Company closer to production. Consequently in 2018, Western plans to continue to advance Ablation by seeking a further regulatory determination from the CDPHE and/or the NRC. During 2017, the Company’s regulatory counsel prepared significant documentation in preparation for a prospective submission.

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

The Company’s mining properties acquired on August 18, 2014 which the Company still retains as of December 31, 2017, include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah; and the Dunn project located in San Juan and San Miguel counties, Colorado.

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

The Company’s mining properties acquired on September 16, 2015 which the Company still retains as of December 31, 2017, include Hansen, North Hansen, High Park, Hansen Picnic Tree, Taylor Ranch, located in Fremont County, Colorado. The Company also acquired Keota located in Weld County, Wyoming.

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

The Option and Exploration Agreement provided an extension for an “event of force majeure”.  Under this clause, the Company would receive an extension of the period during which it could exercise its option if it experiences an unreasonable delay outside its control that prevents it from exercising the option.  On May 10, 2017, the Company provided to STB a notice that it was exercising the force majeure clause due to the delay by government regulators in licensing the Company’s ablation technology and permitting mining at the Hansen property. STB has contested the Company’s finding that an event of force majeure has occurred. Ongoing negotiations continued until September 21, 2017 when the Company and STB agreed to settle the matter through the pre-established arbitration mechanism. Prior to the commencement of arbitration, a settlement was agreed to on February 28, 2018 through the execution of an Amendment of Option and Exploration Agreement. As consideration, the Company paid STB a $20,000 extension payment and granted STB the right to seek a bona fide written offer over the remaining term, and agreed to the removal of the force majeure clause from the agreement. The Company received an extension until July 28, 2019 and a right of first refusal to match any bona fide written offer. Hence the Company already owns 49% of the resource property and retains an option to purchase the 51% of the resource property that the Company does not already own for the duration of the agreement. Further the Company believes the execution of this agreement is without financial implications, and as such, the Company has not made any adjustment to these consolidated financials related to this matter.

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

On February 16, 2017, the Company’s Boyer Ranch Lease reached its expiration date and the Company elected not to negotiate a renewal.

On January 1, 2018 the Company’s Hansen Ranch Lease reached its expiration date and the Company elected not to negotiate a renewal.

ITEM 3. LEGAL PROCEEDINGS

Other than described below, management is not aware of any material legal proceedings that are pending or that have been threatened against us or our subsidiaries or any of our respective properties, and none of our directors, officers, affiliates or record or beneficial owners of more than 5% of our common shares, or any associate of any such director, officer, affiliate or shareholder, is (i) a party adverse to us or any of our subsidiaries in any legal proceeding or (ii) has an adverse interest to us or any of our subsidiaries in any legal proceeding.

The Company is subject to periodic inspection by certain regulatory agencies for the purpose of determining compliance by the Company with the conditions of its licenses. In the ordinary course of business, minor violations may occur; however, these are not expected to result in material expenditures or have any other material adverse effect on the Company.

A prior owner of the Van 4 Mine had been granted a first Temporary Cessation from reclamation of the mine by the Colorado Mined Land Reclamation Board (“MLRB”) which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently, participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second five-year Temporary Cessation for the Van 4 Mine. Thereafter the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing include all of the parties to the proceeding. The plaintiff organizations are seeking for the court to set aside the board order granting a second five-year Temporary Cessation period to PRM for the Van 4 Mine. The Colorado state Attorney General is defending this action which is pending in the Denver Colorado District Court. As a party to this action neither the Company, nor its wholly owned subsidiary, PRM has taken any action and is monitoring this lawsuit.

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

	Price Range ($ CAN)
	Low	High
Year ended December 31, 2016
First Quarter (March 31, 2016)	$1.20	$2.40
Second Quarter (June 30, 2016)	$1.50	$2.35
Third Quarter (September 30, 2016)	$1.75	$2.50
Fourth Quarter (December 31, 2016)	$1.22	$1.93

Year ended December 31, 2017
First Quarter (March 31, 2017)	$1.75	$2.80
Second Quarter (June 30, 2017)	$1.27	$1.80
Third Quarter (September 30, 2017)	$0.97	$1.28
Fourth Quarter (December 31, 2017)	$0.85	$1.13

Year ended December 31, 2017
First Quarter (through March 29, 2018)	$0.62	$0.88

The following table sets forth the range of high and low bid information for our common shares for the periods indicated, as quoted on the OTC Markets in United States dollars.

	Price Range
	Low	High
Year ended December 31, 2017
Second Quarter (June 30, 2017)	$1.00	$1.44
Third Quarter (September 30, 2017)	$0.80	$1.00
Fourth Quarter (December 31, 2017)	$0.66	$0.90

Year ended December 31, 2017
First Quarter (through March 29, 2018)	0.47	0.72

Stockholders

According to our transfer agent, as of March 29, 2018 there were approximately 3,487 holders of record of our common shares.

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

At December 31, 2017 and 2016, a total of 2,146,996 and 1,346,996 stock options, respectively were issued under the plan outstanding.

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. At December 31, 2017, a total of 20,510,500 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 2,051,000. At December 31, 2016, a total of 18,886,497 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 1,888,650 (10% of the issued and outstanding common shares).

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

Western has registered offices at 330 Bay Street, Suite 1400, Toronto, Ontario, Canada M5H 2S8 and its common shares are listed on the CSE under the symbol "WUC" and trade on the United States OTCQX Best Market under the ticker symbol “WSTRF.” Its principal business activity is the acquisition and development of uranium resource properties principally in the states of Utah and Colorado, in the United States of America.

Recent Developments

March 2017 Private Placement

On March 31, 2017, the Company completed a private placement of 634,424 units at a price of CAD $1.75 (USD $1.35) per unit for gross proceeds of CAD $1,110,263 (USD $835,805) and net proceeds of CAD $1,066,223 (USD $801,160). Each unit consists of one share of the Company’s common stock and a warrant for the purchase of one share of the Company’s common stock. Each warrant is immediately exercisable at a price of CAD $3.25 and expires five years from the date of issuance.

September 2017 Private Placement

On September 15, 2017, the Company completed a private placement of 509,763 units at a price of CAD $0.90 (USD $0.74) per unit for gross proceeds of CAD $458,787 (USD $376,022) and net proceeds of CAD $418,880 (USD $343,105). Each unit consisted of one share of common stock and one warrant. Each warrant is immediately exercisable at a price of CAD $1.40 and expires five years from the date of issuance. The Company also issued broker warrants to purchase 21,751 shares of common stock at a price of CAD $1.40 per common share, which expire two years from the date of issuance.

December 2017 Private Placement

On December 29, 2017, the Company completed a private placement of 426,334 units at a price of CAD $0.90 (USD $0.72) per unit for gross proceeds of CAD $383,071 (USD $305,918) and net proceeds of CAD $367,059 (USD $293,131). Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock. Each warrant is immediately exercisable at a price of CAD $1.50 and expires two years from the date of issuance. The Company also issued broker warrants to purchase 9,310 shares of common stock at a price of CAD $1.50 per common share, which expire two years from the date of issuance.

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

On March 31, 2017, the Company repaid the Nueco Note in full.

Dual Market for Shares in the United States

On May 23, 2016, Western Uranium shares began trading on the OTCQX Best Market under the symbol “WSTRF”.

On June 28, 2016, the Company’s Form 10 registration statement became effective and Western became a U.S. reporting issuer. Thereafter, the Company was approved for DTC eligibility through the Depository Trust and Clearing Corporation (DTCC), which facilitates electronic book-entry delivery, settlement and depository services for shares in the United States. By having established dual trading markets for the Company’s shares in both Canada and the United States, Western has comprehensive access to the large and sophisticated North American natural resource investor markets.

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

Ablation Licensing

During 2016, Western submitted documentation to the CDPHE for a determination ruling regarding the type of license which may be required for the application of Ablation at the Sunday Mine Complex within the state of Colorado. During May and June of 2016, CDPHE held four public meetings in several cities in Colorado as part of the process. On July 22, 2016 CDPHE closed the comment period. In connection with this matter, the CDPHE consulted with the United States Nuclear Regulatory Commission (“NRC”). In response, the CDPHE received an advisory opinion dated October 16, 2016, which did not contain support for the NRC’s opinion and with which Western’s regulatory counsel does not agree. NRC’s advisory opinion recommends that Ablation should be regulated as a milling operation, but did recognize that there may be exemptions to certain milling regulatory requirements due to the benign nature of the non-uranium bearing sands produced after Ablation is completed on uranium-bearing ores. On December 1, 2016, the CDPHE issued a determination that the proposed ablation operations at the Sunday Mine must be regulated by the CDPHE through a milling license. The 2017 increase in the blended uranium/vanadium price has brought the Company closer to production. Consequently in 2018, Western plans to continue to advance Ablation by seeking a further regulatory determination from the CDPHE and/or the NRC. During 2017, the Company’s regulatory counsel prepared significant documentation in preparation for a prospective submission.

Letter Of Intent with Pinon Ridge Mill

The Company has entered into a letter of intent with Pinon Ridge Corporation for use of its Ablation at the permitted uranium recovery facilities at the Pinon Ridge Mill site. The letter of intent provides for the processing of all of Western’s ore produced by its mines in the region at the mill site to produce U308 and vanadium utilizing both the application of Ablation mining technology and traditional milling techniques, at a cost to be determined in a definitive agreement. The Pinon Ridge Mill license is held by Pinon Ridge Resources Corporation, a wholly owned subsidiary of Pinon Ridge Corporation, which is owned by Mr. George Glasier, our Chief Executive Officer and Messrs. Russell Fryer and Andrew Wilder, both of whom are directors. The letter of intent is subject to the signing of a definitive agreement between the parties the original deadline as extended has passed but both parties will recommit to constituting a relationship in 2018. Discussions were delayed in 2017 when the board of directors was without a director who did not have a conflict of interest from having an ownership interest in the Pinon Ridge Mill. With the Company's appointment of a new director meeting this criteria, during the first quarter of 2018, the prerequisites are now in place to recommence this initiative. The Pinon Ridge Mill is permitted, but at the pre-development stage.

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

In September 2017, the Company elected not to renew state leases relating to two projects that were obtained through the August 2014 acquisition from Energy Fuels Holding Corp. The decision to not renew the state leases was based upon a number of factors, the most significant of which were the tangential location of those individual leases.

The forfeiture of these leases has no material adverse impact on the fair value of the Company’s mining assets.

Canceling Alaska Coal Mine Leases

During the second quarter of 2016, the Company initiated actions to cancel its coal mining leases in Alaska. In connection therewith, the Company notified the state of Alaska of its intent to forfeit the posted bond in satisfaction of the reclamation liabilities at the site. In response to the Company’s notification, the Company received notification that the state of Alaska was initiating forfeiture of the Company’s performance bond for reclamation. However, the notice indicated an additional surety bond of $150,000 in excess of the $210,500 cash bond, which had been posted by the Company upon purchase of the property. The Company and its advisors do not believe that it is obligated for this additional amount of claimed reclamation obligation. The Company is working with its legal counsel and the State of Alaska to resolve this matter. The Company has not recorded an additional $150,000 obligation as the Company does not expect, based on the advice of legal counsel, to be obligated to an amount greater than that presently reflected in the reclamation liability. During the year ended December 31, 2016, the Company adjusted the fair value of its reclamation obligation and for the Alaska mine, accreted $183,510 to bring its reclamation liability to face value. The portion of the reclamation liability related to the Alaska mine, and its related restricted cash are included in current liabilities, and current assets, respectively, at a value of $215,976 and $215,976. On January 20, 2017, the State of Alaska notified the Company that its reclamation bond had been forfeited to be used to satisfy the reclamation obligation. However, no amount had yet been determined in respect to the final cost of the reclamation obligation. On December 31, 2017, the Company wrote off the reclamation liability related to this property and the related bond, as the Company does not expect that the obligation to remediate will be in excess of the value of the bond.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. At December 31, 2016, a total of 20,510,000 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 2,051,000. At December 31, 2015, a total of 18,886,497 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 1,888,650 (10% of the issued and outstanding common shares).

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

Appointment of Chief Financial Officer

On October 19, 2016, Robert Klein was appointed to serve as Chief Financial Officer of the Company, replacing Andrew Wilder. Mr. Wilder has continued to serve as a director of the Company. On October 1, 2016, Western entered into a consulting agreement with Bedford Bridge Fund LLC (“Bedford Bridge”) and Robert Klein, pursuant to which Western retained Bedford Bridge to provide financial operating services for the Company and retained Mr. Klein to serve as Chief Financial Officer of the Company, both subject to Board approval. On March 26, 2017, the Company provided notice that it would be cancelling this agreement, effective April 30, 2017. On October 4, 2016, Mr. Klein was granted an option to purchase 100,000 shares of our common stock at an exercise price of CAD $2.50 per share which expires five years from the date of issuance. These options vest in thirds in equal installments on the date of grant, October 31, 2016 and March 31, 2017.

On May 12, 2017, the Company entered into an engagement agreement with Robert Klein to continue his service as the Company’s Chief Financial Officer. . The engagement agreement provided for an initial term of May 1, 2017 through June 30, 2017. The May 12, 2017 engagement agreement provided for a base salary of $12,500 per month.

On August 1, 2017, the Company entered into an engagement agreement to extend the initial May 12, 2017 agreement with Mr. Klein. The August 1, 2017 agreement extended the term of the agreement to provide for a term of July 1, 2017 through September 30, 2017 and provided for a base salary of $8,000 per month. This agreement expired on September 30, 2017.

On November 13, 2017, the Company entered into an employment agreement with Mr. Klein. The agreement became effective on October 1, 2017 and expires on September 30, 2018. The agreement may be mutually extended for subsequent annual terms. The agreement provides for compensation of $120,000 per annum and an annual bonus at the discretion of the Board of Directors. Pursuant to the employment agreement, once the Company raises a cumulative USD $1,000,000 subsequent to October 1, 2017, Mr. Klein’s annual base salary shall be increased. If a change of control occurs wherein the consideration in such change of control is more than USD $2.00 per share, the Company is required to pay a lump sum to Mr. Klein in the amount of two and one-half times Mr. Klein’s annual salary.

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

Year Ended December 31, 2017 as Compared to the Year Ended December 31, 2016

The following table presents the Company’s financial results for the years ended December 31, 2017 and 2016.

	For the Year Ended December 31,
	2017	2016
Revenue	$20,000	$-

Expenses
Mining expenditures	154,724	389,832
Professional fees	529,854	704,837
General and administrative	723,387	546,607
Consulting fees	320,534	359,026
Unrealized foreign exchange gain	-	(128,000)
Total Operating expenses	1,728,449	1,872,302

Operating loss	(1,708,499)	(1,872,302)

Accretion and interest expense	60,232	301,989

Loss before income taxes	(1,768,731)	(2,174,291)

Income tax benefit	(1,354,443)	-
Net loss	$(414,288)	$(2,174,291)

Other Comprehensive loss
Foreign exchange gain (loss)	2,406	(34,916)

Comprehensive Loss	$(411,882)	$(2,209,207)

Net loss per share - basic and diluted	$(0.02)	$(0.13)

Summary:

Our consolidated net loss for the year ended December 31, 2017 and 2016 was $414,288 and $2,174,291 or $0.02 and $0.13 per share, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the years ended December 31, 2017 and 2016 was $411,882 and $2,209,207, respectively.

Revenue

During the year ended December 31, 2017, the Company recognized $20,000 in revenue related to a natural gas lease. The Company had no such revenue during the year ended December 31, 2016.

Mining Expenditures

Mining expenditures for the year ended December 31, 2017 were $154,724 as compared to $389,832 for the year ended December 31, 2016. The decrease in mining expenditures of $235,180, or 60% was principally attributable to $30,380 in one-time costs incurred in 2016 for compiling data and an aggregate decrease of $224,588 in permitting and maintenance costs of its mines due to the Company having relinquished tangential properties, the completion of maintenance in 2016, and decreased ablation expenditures for both regulatory and technical purposes.

Professional Fees

Professional fees for the year ended December 31, 2017 were $529,854 as compared to $704,837 for the year ended December 31, 2016. The decrease in professional fees of $174,983, or 25% was principally due to a decrease of $67,524 in accounting and audit fees and a decrease of $104,086 in legal fees. This was a result of general cost cutting and elevated 2016 costs due to the expenditures required to become a United States reporting company, applying for the Company’s common stock to trade on the OTCQX, and implementing electronic settlement in the United States through the Depository Trust Company.

General and Administrative

General and administrative expenses for the year ended December 31, 2017 were $723,387 as compared to $546,607 for the year ended December 31, 2016. The increase in general and administrative expense of $176,780, or 32% was primarily due to an increase in payroll expense of $188,418, as the Company’s Chief Executive Officer first began receiving a salary in 2017. This increase was partially offset by a decrease in office expenses.

Consulting Fees

Consulting fees for the year ended December 31, 2017 were $320,534 as compared to $359,026 for the year ended December 31, 2016. The decrease in consulting fees of $38,492, or 11% was principally related to the Company's cost cutting initiatives whereby both headcount and consulting fees paid were reduced; this was however offset in part by increased utilization of third-party investor relations firms in the current year.

Interest Expense, net

Accretion and interest expense for the year ended December 31, 2017 was $60,232 as compared to $301,989 for the year ended December 31, 2016. The decrease of interest expense of $241,757, or 80% was primarily attributable to a decrease in interest expense due to the repayment of the Nueco Note and Siebels Note, and the one-time accretion of $215,976 upon the 2016 acceleration of the reclamation expense of the Alaska Jonesville coal mine.

Foreign Exchange

Foreign exchange (loss) gain for the year ended December 31, 2017 was $2,406 as compared to $(34,916) for the year ended December 31, 2016. The increase of the foreign exchange gain of $37,322 is primarily due to the Canadian Dollar strengthening against the U.S. Dollar in 2017.

Liquidity and Capital Resources

The Company’s cash balance as of December 31, 2017 was $427,020. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public reporting responsibilities. The Company expects to require additional capital in order to continue the development of Ablation. Management believes that in order to finance the development of the mining properties and Ablation, the Company will be required to raise significant additional capital by way of debt and/or equity. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

During the year ended December 31, 2017, the Company raised USD $1,437,396 in net proceeds from the issuance of 1,570,521 units in private placements. Each unit contains one common share and a warrant for the purchase of either one or one half common share with exercise prices ranging from CAD $1.40 to CAD $3.25.

Net cash used in operating activities

Net cash used in operating activities was $1,665,811 for the year ended December 31, 2017, as compared with net cash used of $1,938,021 for the year ended December 31, 2016. The increase of $272,210 in net cash used is mainly due to the Company having decreased net loss by $1,760,003 in 2017 due to an increase in our income tax benefit of $1,354,443.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2017 was $1,280,261 as compared to $2,550,269 for the year ended December 31, 2016. For 2017, the cash provided by financing activities consisted principally of the proceeds from four private placements for an aggregate 1,570,521 shares which brought in aggregate proceeds of $1,437,396. This was offset by payments made on the Nueco Note payable as the Company paid down notes payable balances.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties at December 31, 2017 and, 2016 to be approximately $1,036,333 and $1,036,333, respectively. During the years ended December 31, 2017 and 2016, the accretion of the reclamation liabilities was $9,158 and $183,510, respectively. Except in regard to its Alaska coal mine property (as discussed below), the Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over their remaining life using a discount rate of 5.4% to a net discounted value as of December 31, 2017 and 2016 of $412,797 and $403,639, respectively. The gross reclamation liabilities as of December 31, 2017 are secured by certificates of deposit in the amount of $1,036,410.

During the second quarter of 2016, the Company initiated actions to cancel its coal mining leases in Alaska. In connection therewith, the Company notified the state of Alaska of its intent to forfeit the posted bond in satisfaction of the reclamation liabilities at the site. In response to the Company’s notification, the Company received notification that the state of Alaska was initiating forfeiture of the Company’s performance bond for reclamation. However, the notice indicated an additional surety bond of $150,000 in excess of the $210,500 cash bond which had been posted by the Company upon purchase of the property. The Company and its advisors do not believe that it is obligated for this additional amount of claimed reclamation obligation. The Company is working with its legal counsel and the State of Alaska to resolve this matter. The Company has not recorded an additional $150,000 obligation as the Company does not expect, based on the advice of legal counsel, to be obligated to an amount greater than that presently reflected in the reclamation liability. On January 20, 2017, the state of Alaska notified the Company that its reclamation bond had been forfeited and that it was unlikely that any additional amount would be due to Alaska pursuant to the Company’s reclamation obligations and since January 20, 2017, the Company has received no further communications. On December 31, 2017, the Company wrote off the reclamation liability related to this property and the related bond, as the Company does not expect that the obligation to remediate will be in excess of the value of the bond.

Related Party Transactions (including key management compensation)

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Entities controlled by a former member of the Board of Directors earned consulting fees totaling $64,715 and $47,660 for the years ended December 31, 2017 and 2016, respectively. The same former director earned director fees totaling $8,356 and $3,021 during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company has $1,300 and $0, respectively, in accounts payable and accrued liabilities owing to this director. This director resigned on July 27, 2017.

Pursuant to a consulting agreement, a United States limited liability company owned by a person who is a director (“Seller”) and until October 19, 2016, was the Company’s CFO, entered into a contract with the Company dated January 1, 2016, (” the January 2016 Agreement”) to provide financial and other consulting services at $8,333 per month. On October 19, 2016 the January 2016 Agreement was terminated. On the same date a new agreement was entered into between the Company, a United States limited liability company owned by the same director and Robert Klein (the “October 2016 Agreement”) to provide financial operating services and to have Mr. Klein serve as the Chief Financial Officer. The term of the October 2016 Agreement was to run through July 31, 2017 and has an annual fee of $162,000 payable monthly, starting on October 1, 2016. On March 26, 2017, the Company provided notice that it would be cancelling the October 2016 Agreement, effective April 30, 2017. The acknowledgement of the termination initiated the preparation of Mr. Klein’s engagement agreement as described in Note 8. During the years ended December 31, 2017 and 2016, the Company incurred fees of $89,049 and $94,351, respectively, to these companies. At December, 2017 and 2016, the Company had $0 and $0, included in accounts payable and accrued liabilities payable to these companies.

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director, transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $390,350) to Seller within 60 days of the first commercial application of the ablation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount estimable, the Company recorded the deferred contingent consideration as an assumed liability.

Going Concern

The Company has incurred continuing losses from its operations and as of December 31, 2017 the Company had an accumulated deficit of $4,540,143 and a working capital deficiency of $444,125.

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

There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned product development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these financial statements.

Off Balance Sheet Arrangements

As at December 31, 2017, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

Critical Accounting Estimates and Policies

The preparation of these consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of December 31, 2017, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017, due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

Remediation of Material Weakness

Management has developed a plan and related timeline for the Company to design a set of control procedures and the related required documentation thereof in order to address this material weakness. Until the Company has the proper staff in place, it likely will not be able to remediate its material weakness.

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

The Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework. Management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017 because a material weakness in internal control over financial reporting existed as of that date as a result of a lack of segregation of duties. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2017, the Company carried out an internal control process analysis with the goal of solidifying the internal control structure. The Company was endeavoring to implement those recommendation plans in 2017 with the goal of making improvements which will solidify internal controls. However, subsequently Western embarked on cost cutting which had the impact of further concentrating responsibilities to Mr. Robert Klein, the Company’s Chief Financial Officer.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of our board of directors (the “Board”) and our executive officers.

Name	Age	Position(s)

George Glasier	74	President, Chief Executive Officer and Director

Robert Klein	52	Chief Financial Officer

Russell Fryer	52	Executive Chairman and Director

Bryan Murphy	49	Director

Andrew Wilder	47	Director

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

Russell Fryer serves as Executive Chairman and Director for Western Uranium Corporation. Mr. Fryer has 25 years’ experience investing in developed and developing markets with a focus on mining and natural resources. With a background in engineering, Mr. Fryer has advised mining companies in pre-production and production stages of mineral output. Mr. Fryer is a director of Ecometals Limited. Previously, Mr. Fryer was a Managing Director at Macquarie Bank. Before Macquarie, Mr. Fryer managed investor capital in the natural resources sector at Baobab and North Sound Capital. Throughout his career, Mr. Fryer has also worked with investment banking firms such as Robert Fleming, HSBC and Deutsche Bank. Mr. Fryer holds a Bachelor of Business Administration degree from Newport University in Johannesburg, South Africa along with an Advance Degree in International Taxation from Rand Afrikaans University, also in Johannesburg, South Africa.

Non-Employee Directors

Andrew Wilder serves as a Director for Western Uranium Corporation and previously served as Western’s Chief Financial Officer until October 19, 2016. He is currently a Managing Member of Inventiv Capital Management, an energy infrastructure private equity business as well as the Founder and Chief Executive Officer of Cross River, a firm that provides capital, strategic business development and operations to alternative asset managers and operating companies. Prior to founding Cross River, Mr. Wilder co-founded and was the Chief Operating Officer for Kiski Group, an advisory firm organized in 2009 to help institutions develop their alternative manager platforms by helping vet managers and offer infrastructure solutions in areas of investment and business risk management. In 2001, Mr. Wilder co-founded and served as Chief Operating Officer and Chief Financial Officer of North Sound Capital LLC, a long/short equity hedge fund manager. North Sound launched with $15 million in July of 2001 and reached $3 billion AUM and 65 employees within 5 years. Mr. Wilder was responsible for building and overseeing all aspects of the business ex-research. In 2003, Mr. Wilder also co-founded Columbus Avenue Consulting, an independent fund administration business with 90 clients and $7 billion in AUA when it was subsequently sold in 2012. Mr. Wilder’s prior career included heading operations for C. Blair Asset Management, a $500 million long/short equity hedge fund, and serving as a Manager in audit of Deloitte & Touche (in their Cayman Islands and Toronto practices). Mr. Wilder received the Chartered Accountant (Canada) designation, holds the CFA designation, and received an MBA from the University of Toronto and a BA from the University of Western Ontario.

Bryan Murphy was appointed to serve as a Director for Western Uranium Corporation on January 31, 2018. Mr. Murphy is a Managing Partner of Quest Partners, a boutique investment bank that focuses on the provision of M&A, corporate finance, and business strategy services. Since founding the firm in 2006, Mr. Murphy has developed extensive international experience and relationships advising high-growth businesses across North America, Europe and the Middle East. In the prior dozen years, Mr. Murphy held senior management roles at Canadian Tire Corporation overseeing divisions and business lines. Additionally, Mr. Murphy was formerly a board member of Covenant House Toronto, one of Canada’s largest homeless youth agencies. Mr. Murphy has an Honours Bachelor of Arts in Business Administration majoring in Finance and an MBA with Distinction from the University of Western Ontario Richard Ivey School of Business.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Form 3 and 4 reports and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2016 and any Form 5 reports and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2016, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2016 except as follows: George Glasier filed late one Form 4 reporting one transaction; Robert Klein filed late one Form 4 reporting one transaction; Russell Fryer filed late three Form 4s reporting four transactions; Andrew Wilder filed late four Form 4s reporting five transactions; and Siebels Hard Asset Fund Ltd. filed late one Form 4 reporting one transaction.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors, employees and consultants. A copy of the code of ethics will be sent, free of charge, to any person who sends a written request for a copy to Western Uranium Corporation, 330 Bay Street, Toronto, Ontario, Canada M5H 2S8.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	TOTAL($)
George Glasier(1)	2017	$165,000	$-	$-	$34,615	$-	$199,615
President and Chief	2016	$-	$-	$-	$39,852	$-	$39,852
Executive Officer

Robert Klein(2)	2017	$102,000	$-	$-	$34,615	$-	$136,615
Chief Financial Officer	2016	$24,000	$-	$-	$26,568	$-	$50,568

Russell Fryer(3)	2017	$163,321	$-	$-	$34,615	$-	$197,936
Executive Chairman and Director	2016	$149,244	$-	$-	$39,852	$-	$189,096

Andrew Wilder(4)	2016	$-	$-	$-	$39,852	$-	$39,852
Former Chief Financial Officer

(1)	On October 10, 2017, Mr. Glasier was granted an option to purchase 200,000 shares of our common stock at an exercise price of CAD $1.60 per share which expires five years from the date of issuance. This option vested in thirds in equal installments on the date of grant, October 31, 2017 and March 31, 2018. On October 4, 2016, Mr. Glasier was granted an option to purchase 150,000 shares of our common stock at an exercise price of CAD $2.50 (USD $1.90) per share which expires five years from the date of issuance. This option vested equally in thirds commencing initially on the effective date of grant of October 4, 2016 and thereafter on October 31, 2016, and March 31, 2017.
(2)	On October 19, 2016, Mr. Robert Klein was appointed to serve as Chief Financial Officer. On October 1, 2016, Western entered into a consulting agreement with Bedford Bridge Fund LLC (“Bedford Bridge”) and Robert Klein, pursuant to which Western retained Bedford Bridge to provide financial operating services for the Company and retained Mr. Klein to serve as Chief Financial Officer of the Company, both subject to Board approval. On March 26, 2017, the Company provided notice that it would be cancelling this agreement, effective April 30, 2017. On October 10, 2017, Mr. Klein was granted an option to purchase 200,000 shares of our common stock at an exercise price of CAD $1.60 per share which expires five years from the date of issuance. This option vested in thirds in equal installments on the date of grant, October 31, 2017 and March 31, 2018. On October 4, 2016, Mr. Klein was granted an option to purchase 100,000 shares of our common stock at an exercise price of CAD $2.50 (USD $1.90) per share which expires five years from the date of issuance. This option vested equally in thirds commencing initially on the effective date of grant of October 4, 2016 and thereafter on October 31, 2016, and March 31, 2017.
(3)	Mr. Fryer is the Chief Investment Officer of Baobab. Baobab provides consulting services to the Company. During the years ended December 31, 2017 and 2016, the Company incurred $163,321 and $149,244 of consulting fees to Baobab, respectively. On October 10, 2017, Mr. Fryer was granted an option to purchase 200,000 shares of our common stock at an exercise price of CAD $1.60 per share which expires five years from the date of issuance. This option vested in thirds in equal installments on the date of grant, October 31, 2017 and March 31, 2018. On October 4, 2016, Mr. Fryer was granted an option to purchase 150,000 shares of our common stock at an exercise price of CAD $2.50 (USD $1.90) per share which expires five years from the date of issuance. This option vested equally in thirds commencing initially on the effective date of grant of October 4, 2016 and thereafter on October 31, 2016, and March 31, 2017.
(4)	Mr. Wilder served as Chief Financial Officer prior to October 19, 2016. Mr. Wilder is the Founder and Chief Executive Officer of Cross River, a Connecticut company that provided accounting and management services to the Company. During the year ended December 31, 2015, the Company incurred consulting fees of $119,500 to Cross River. Mr. Wilder received no compensation from the Company other than fees received through Cross River. On October 4, 2016, Mr. Wilder was granted an option to purchase 150,000 shares of our common stock at an exercise price of CAD $2.50 (USD $1.90) per share which expires five years from the date of issuance. This option vests equally in thirds commencing initially on the effective date of grant of October 4, 2016 and thereafter on October 31, 2016, and March 31, 2017.

Employment Agreements

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

Russell Fryer

On July 28, 2017, Russell Fryer was appointed to serve as the Company's Executive Chairman. On November 13, 2017, the Company entered into a consulting agreement with an affiliate of Mr. Fryer. The agreement became effective on July 28, 2017 and, pursuant to its terms, expires on December 31, 2018. The agreement may be terminated by either party with 90 days notice. The agreement provides for compensation of $15,000 per month and an annual bonus at the discretion of the Board of Directors. Pursuant to the agreement, if a change of control occurs wherein the consideration in such change of control is more than USD $2.00 per share, the Company is required to pay a lump sum in the amount of two and one-half times the entity’s annual fee to this entity. On January 29, 2018, the Company provided the requisite 90-day notification to terminate the consulting agreement, effective April 30, 2018. This was initiated pursuant to a proposed board review and restructuring of the service portion of the consulting agreement outside of the director and board chairman roles. As of March 30, 2018, the proposed board review has not yet been undertaken.

Robert Klein

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

On May 12, 2017, the Company entered into an engagement agreement with Robert Klein to continue his service as the Company’s Chief Financial Officer. The engagement agreement provides for an initial term of May 1, 2017 through June 30, 2017. The May 12, 2017 engagement agreement provided for a base salary of $12,500 per month.

On August 1, 2017, the Company entered into an engagement agreement to extend the initial May 12, 2017 agreement with Mr. Klein. The August 1, 2017 agreement extended the term of the agreement to provide for a term of July 1, 2017 through September 30, 2017 and provided for a base salary of $8,000 per month. This agreement expired on September 30, 2017.

On November 13, 2017, the Company entered into an employment agreement with Mr. Klein. The agreement became effective on October 1, 2017 and expires on September 30, 2018. The agreement may be mutually extended for subsequent annual terms. The agreement provides for compensation of $120,000 per annum and an annual bonus at the discretion of the Board of Directors. Pursuant to the employment agreement, once the Company raises a cumulative USD $1,000,000 subsequent to October 1, 2017, Mr. Klein’s annual base salary shall be increased. If a change of control occurs wherein the consideration in such change of control is more than USD $2.00 per share, the Company is required to pay a lump sum to Mr. Klein in the amount of two and one-half times Mr. Klein’s annual salary.

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

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards Table

The following table sets forth unexercised options, unvested stock and equity incentive plan awards outstanding for our named Executive Officers as of December 31, 2017.

Outstanding Option Awards at Fiscal Year-End for 2017

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($CAD)	Option expiration date
George Glasier	150,000		-	$2.50	10/4/2021
	200,000	(1)	133,334	$1.60	10/10/2022
Robert Klein	100,000		-	$2.50	10/4/2021
	200,000	(1)	133,334	$1.60	10/10/2022
Russell Fryer	150,000		50,000	$2.50	10/4/2021
	200,000	(1)	133,334	$1.60	10/10/2022

(1)	The unvested options vest on March 31, 2018.

Outstanding Stock Awards at Fiscal Year-End for 2017

None.

Director Compensation

The following tables set forth a summary of the compensation earned by each director who is not a named executive officer and who served on the Board during 2017 for the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Total ($)
Michael Skutezky (1)	$73,071		$-	$-	$73,071
Andrew Wilder(2)	$89,049	$		$256,064	$345,113

(1)	Mr. Skutezky is the Owner of Rhodes Capital Corporation (“Rhodes Capital”) and Michael R. Skutezky BA LLB. These companies provide consulting services to the Company. During the year ended December 31, 2017, the Company incurred $64,715 to these companies, consisting of $64,715 in consulting fees and $8,356 in director fees for Mr. Skutezky’s services. Mr. Skutezky resigned from the Board on July 27, 2017.
(2)	Mr. Wilder is the owner of Bedford Bridge. During the year ended December 31, 2017, the Company incurred $89,049 to Bedford Bridge. On October 10, 2017, Mr. Wilder was granted an option to purchase 200,000 shares of our common stock at an exercise price of CAD $1.60 per share which expires five years from the date of issuance. These options vest in thirds in equal installments on the date of grant, October 31, 2017 and March 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our class of common shares as of March 29, 2018 by:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common shares;

●	each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

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

Except as otherwise set forth in the footnotes to the table below, the address of persons listed below is c/o Western Uranium Corporation, 330 Bay Street, Suite 1400, Toronto, Ontario, Canada M5H 2S8. Unless otherwise indicated in the footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated common shares.

Name of Beneficial Owner	Number of Common Shares	Percentage of Outstanding Common Shares (1)

5% or Greater Stockholders
George Glasier (2)	5,223,333	27.1%
Russell Fryer(3)	2,911,343	15.1%
Baobab Asset Management	2,561,343	13.5%
Siebels Hard Asset Fund Ltd.	1,884,200	9.9%

Directors and Named Executive Officers
George Glasier(2)	5,223,333	27.1%
Russell Fryer (3)	2,911,343	15.1%
Andrew Wilder (4)	350,000	1.8%
Robert Klein (5)	320,000	1.7%

All executive officers and directors as a group (5 persons)	8,804,676	43.4%

* Represents holdings of less than 1% of common shares outstanding.

(1)	Based on 18,940,285 common shares outstanding on March 29, 2018 and, with respect to each individual holder, rights to acquire our common shares exercisable within 60 days of March 29, 2018.
(2)	Consists of 4,873,333 shares of common stock and 350,000 shares of common stock issuable upon the exercise of stock options.
(3)	Consists of 2,561,343 common shares registered in the name of Baobab, of which Russell Fryer is the beneficial owner and 350,000 shares of common stock issuable upon the exercise of stock options.
(4)	Consists of 350,000 common shares issuable upon the exercise of stock options held by Mr. Wilder.
(5)	Consists of 20,000 common shares and 300,000 common shares issuable upon the exercise of stock options held by Mr. Klein.

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

At December 31, 2017, a total of 1,846,996 stock options issued under the Plan were outstanding.

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. At December 31, 2017, a total of 20,510,194 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 2,051,000. A stock option exercise price shall not be less than the most recent share issuance price. The maximum term is five years. There are no specific vesting provisions under the Plan. Options are non-assignable and non-transferable except that stock options may be transferred to the spouse of an optionee or to the registered retirement savings plan or registered pension plan of an optionee.

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

Equity Compensation Plan Information

As of December 31, 2017

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,846,996	$1.92	204,004
Equity compensation plans not approved by shareholders	-	n/a	-
Total	1,846,996	$1.92	204,004

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Rhodes Capital Corporation and Michael R. Skutezky BA LLB, entities controlled by Michael Skutezky, a former member of the Board of Directors, earned consulting fees totaling $64,715 and $47,660 for the years ended December 31, 2017 and 2016, respectively. Mr. Skutezky also earned director fees totaling $8,356 and $3,021 during the years ended December 31, 2017 and December 31, 2016. As of December 31, 2017 and December 31, 2016, the Company has $1,300 and $0, respectively, in accounts payable and accrued liabilities owing to this director. Mr. Skutezky resigned from the Board on July 27, 2017.

Pursuant to a consulting agreement, Cross River, a US limited liability company, entered into a contract with the Company effective January 1, 2015 to provide financial and consulting services at an annual consultant fee of $100,000. The contract had a term of one year. On October 21, 2015, the Company entered into an additional agreement with this same company to provide additional services to the Company, for the term of October through December of 2015, for a monthly fee of $6,500. On January 1, 2016, the Company entered into an agreement with Bedford Bridge, a different US limited liability company owned by the same director, to provide financial and other consulting services at $8,333 per month. In October 2016, this contract was cancelled and a new agreement was entered into between the Company, Bedford Bridge and Mr. Robert Klein (the “October 2016 Agreement”) to provide financial operating services and to have Mr. Klein serve as the Chief Financial Officer. The October 2016 Agreement provided for an annual fee of $162,000 payable monthly. On March 26, 2017, the Company provided notice that it would be cancelling the October 2016 Agreement, effective April 30, 2017. During the years ended December 31, 2017 and 2016, the Company incurred fees of $89,049 and $94,351, respectively, to these companies. At December 31, 2017 and December 31, 2016, the Company had $0 and $0, respectively, included in accounts payable and accrued liabilities payable to these companies.

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

Pursuant to a consulting agreement, Baobab, a US limited liability company owned by a person who is a director, entered into a consulting contract with the Company effective April 1, 2016 to provide financial, advisory, and consulting services, including representing the Company to a variety of stakeholders for a six month term ending on September 30, 2016. On October 1, 2016, this agreement was extended to January 31, 2017. Professional fees for the year ended December 31, 2016 were $149,244, related to this agreement. As of December 31, 2017 and December 31, 2016, the Company had $0 and $0, respectively, included in accounts payable and accrued expenses payable to this entity.

On November 2, 2016, the Company entered into a letter of intent (“LOI”) with Pinon Ridge for use of its Ablation technology at the permitted uranium recovery facilities at the Pinon Ridge Mill site. The LOI provides for the processing of all of Western’s ore produced by its mines in the region at the mill site to produce U308 and vanadium utilizing both the application of ablation mining technology and traditional milling techniques, at a cost to be determined in a definitive agreement. The Pinon Ridge Mill license is held by Pinon Ridge Resources Corporation, a wholly owned subsidiary of Pinon Ridge. The LOI is subject to the signing of a definitive agreement between the parties, which was contemplated to be completed on or before April 30, 2017. The LOI provided for Western to make a $40,000 deposit payment to Pinon Ridge on or before December 1, 2016, and pay all Pinon Ridge pre-development costs incurred going forward. The terms of the definitive agreement will provide for a formula agreed between the parties to determine how Pinon Ridge will be reimbursed for previously paid pre-development costs incurred prior to the signing of the LOI. All pre-development costs to be paid prior to the signing of a definitive agreement by Western will be restricted to the payment and/or reimbursement of arm’s length transactions paid to third parties subsequent to January 1, 2014, less the initial deposit payment. The terms of the definitive agreement will set out a formula to fairly compensate each party for their respective contributions. Pinon Ridge is a Colorado corporation. George Glasier, who is the President and CEO and a director of Western, is a director, the sole officer, and a principal owner of Pinon Ridge. Russell Fryer, who is a director of Western, is a director and a principal beneficial owner of Pinon Ridge through Baobab. Andrew Wilder, who is a director of Western, is a beneficial owner of Pinon Ridge through Bedford Bridge.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by MNP LLP (“MNP”), our independent registered accounting firm for the fiscal years ended December 31, 2017 and December 31, 2016. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

	2017	2016
Audit fees	$83,517	$63,530
Audit-related fees	$-	$-
Tax fees	$14,017	$11,643
All other fees	$-	$-
Total fees	$97,534	$75,173

Audit fees. Consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements. These fees also include the review of registration statements and the delivery of consents in connection with registration statements.

Audit-related fees. There were no fees billed by MNP for professional services rendered for audit-related services for the years ended December 31, 2017 and 2016.

Tax fees. Consists of tax preparation fees.

All other fees. There were no fees billed by MNP for professional services rendered for other compliance purposes for the years ended December 31, 2017 and 2016.

The Company’s Board of Directors has established pre-approval policies and procedures, pursuant to which the Board approved the foregoing audit and audit-related services provided by MNP in 2017 and 2016 consistent with the Board’s responsibility for engaging Western’s independent auditors. The Board also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Board has determined that the rendering of such services is compatible with MNP maintaining its independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

(a) The following financial statements are being filed as part of this Annual Report.

(b) The following exhibits are being provided as required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1 (4)	Share Exchange Agreement between Pinon Ridge Mining LLC, Homeland Uranium Inc., Homeland Uranium (Utah), et al., dated November 6, 2014.+

2.2 (4)	Merger Implementation Agreement between Black Range Minerals Limited and Western Uranium Corporation, dated March 20, 2015.

2.3 (4)	Credit Facility between Western Uranium Corporation and Black Range Minerals Limited, dated March 20, 2015.

2.4 (2)	Termination and Liquidation Agreement between Ablation Technologies LLC, Black Range Minerals Ablation Holdings Inc. and Mineral Ablation, LLC dated March 17, 2015

3.1 (4)	Certificate of Incorporation, as amended.

3.2 (4)	Amended and Restated By-laws.

10.1 (4)	Form of Note payable to The Siebels Hard Asset Fund Ltd., dated September 30, 2015, including Extension Agreement dated December 16, 2015.

10.2 (4)	Form of Note payable to The Siebels Hard Asset Fund Ltd, dated February 22, 2016.

10.3 (4)	Form of Note payable to Energy Fuel Holdings Corp., dated August 18, 2014.

10.4 (4)	Form of Note payable to Nuclear Energy Corporation LLC, dated October 13, 2011, including Extension Agreement dated January 5, 2016.

10.5 (4)	Form of WUC Warrant.

10.6 (3)	Call Option Agreement

10.7 (3)	Consulting Agreement between Cross River Advisors LLC and Western Uranium Corporation dated January 1, 2015

10.8 (3)	Consulting Agreement between Cross River Advisors LLC and Western Uranium Corporation dated October 16, 2015

10.9 (3)	Consulting Agreement between Bedford Bridge Fund LLC and Western Uranium Corporation dated January 1, 2016

10.10 (3)	Consulting Agreement between Rhodes Capital Corporation and Western Uranium Corporation dated January 1, 2015

10.11 (2)	Technology License Agreement between Ablation Technologies LLC and Black Range Mineral Ablation Holdings Inc. dated as of March 17, 2015

10.12 (1)	Incentive Stock Option Plan (Rolling 10%), as amended

10.13 (5)	Consulting Agreement between Baobab Asset Management LLC and Western Uranium Corporation effective April l, 2016

10.14 (5)	Consulting Agreement between Bedford Bridge Fund LLC, Robert Klein and Western Uranium Corporation dated October 1, 2016

10.15 (5)	Letter of Intent between Pinon Ridge and Western Uranium Corporation dated November 2, 2016

10.16 (5)	Extension of Letter of Intent between Pinon Ridge and Western Uranium Corporation dated March 9, 2017

10.17 (5)	Extension of the Consulting Agreement between Baobab Asset Management LLC and Western Uranium Corporation effective October 1, 2016.

10.18 (6)	Employment Agreement between George Glasier and Western Uranium Corporation dated February 8, 2017

10.19 (6)	Employment Agreement between Robert Klein and Western Uranium Corporation dated May 12, 2017

10.20 (6)	Consulting Agreement between Baobab Asset Management LLC and Western Uranium Corporation dated April 1, 2017

10.21 (7)	Extension to Engagement Agreement between Robert Klein and Western Uranium Corporation dated August 1, 2017

10.22*	Employment Agreement between Robert Klein and Western Uranium Corporation dated November 13, 2017

21.1 (4)	List of Subsidiaries

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.
*	Filed herewith
(1)	Incorporated by reference to the Company’s Form 8-K filed on October 12, 2016
(2)	Previously filed as an exhibit with Amendment No. 2 to the Company’s Form 10 filed on July 22, 2016
(3)	Previously filed as an exhibit with Amendment No. 1 to the Company’s Form 10 filed on June 22, 2016
(4)	Previously filed as an exhibit to the Company’s Form 10 filed on April 29, 2016
(5)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 31, 2017
(6)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 15, 2017
(7)	Previously filed as an exhibit to the Company’s Form 10-Q filed on August 14, 2017

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Uranium Corporation

Dated: April 2, 2018	By:	/s/ George Glasier
	Name:	George Glasier
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 2, 2018	By:	/s/ George Glasier
	Name:	George Glasier
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: April 2, 2018	By:	/s/ Robert Klein
	Name:	Robert Klein
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 2, 2018	By:	/s/ Russell Fryer
	Name:	Russell Fryer
	Title:	Executive Chairman; Director

Dated: April 2, 2018	By:	/s/ Bryan Murphy
	Name:	Bryan Murphy
	Title:	Director

Dated: April 2, 2018	By:	/s/ Andrew Wilder
	Name:	Andrew Wilder
	Title:	Director

WESTERN URANIUM CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Western Uranium Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Western Uranium Corporation (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and other comprehensive loss, shareholders’ equity and cash flows for the years then ended. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Uranium Corporation, as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred continuing losses from operations and is dependent upon future sources of equity or debt financing in order to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor is engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MNP LLP
Chartered Professional Accountants
Licensed Public Accountants

We have served as the Company’s auditor since April 7, 2015

Mississauga, Ontario

April 2, 2018

WESTERN URANIUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Stated in $USD)

	As of December 31,
	2017	2016

Assets
Current assets:
Cash	$427,020	$791,814
Prepaid expenses	190,435	80,734
Marketable securities	3,123	2,976
Restricted cash	-	215,976
Other current assets	64,763	22,047
Total current assets	685,341	1,113,547

Restricted cash	820,434	820,357
Mineral properties	11,645,218	11,645,218
Ablation intellectual property	9,488,051	9,488,051

Total assets	$22,639,044	$23,067,173

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$602,016	$769,907
Reclamation liability, current	-	215,976
Current portion of notes payable	487,450	183,125
Deferred revenue, current portion	40,000	-
Total current liabilities	1,129,466	1,169,008

Reclamation liability, net of current portion	196,821	187,663
Deferred tax liability	2,708,887	4,063,330
Deferred contingent consideration	390,350	372,000
Notes payable, net of discount and current portion	-	468,368
Deferred revenue, net of current portion	60,000	-

Total liabilities	4,485,524	6,260,369

Commitments

Shareholders’ Equity
Common stock, no par value, unlimited authorized shares, 20,510,806 and 18,886,497 shares issued as of December 31, 2017 and 2016, respectively and 20,510,500 and 18,886,497 shares outstanding as of December 31, 2017 and December 31, 2016, respectively	22,657,529	20,927,360
Treasury shares, 306 and 0 shares held in treasury as of December 31, 2017 and 2016, respectively	-	-
Subscription receivable	-	(28,429)
Accumulated deficit	(4,540,143)	(4,125,855)
Accumulated other comprehensive income	36,134	33,728
Total shareholders’ equity	18,153,520	16,806,804
Total liabilities and shareholders’ equity	$22,639,044	$23,067,173

The accompanying notes are in integral part of these consolidated financial statements.

WESTERN URANIUM CORPORATION

 CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in $USD)

	For the Years Ended December 31,
	2017	2016
Revenues
Lease revenue	$20,000	$-

Expenses
Mining expenditures	154,724	$389,832
Professional fees	529,854	704,837
General and administrative	723,387	546,607
Consulting fees	320,534	359,026
Unrealized foreign exchange gain	-	(128,000)
Total operating expenses	1,728,499	1,872,302

Operating loss	(1,708,499)	(1,872,302)

Interest expense, net	60,232	301,989

Loss before income taxes	(1,768,731)	(2,174,291)

Income tax benefit	(1,354,443)	-

Net loss	(414,288)	(2,174,291)

Other comprehensive (loss) gain
Foreign exchange (loss) gain	2,406	(34,916)

Comprehensive loss	$(411,882)	$(2,209,207)

Loss per share - basic and diluted	$(0.02)	$(0.13)

Weighted average shares outstanding, basic and diluted	19,569,504	17,045,568

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Stated in $USD)

	Common Shares		Treasury Shares		Subscription	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Receivable	Deficit	Income	Total

Balance as of January 1, 2016	16,230,733	$17,658,042	-	$-	$-	$(1,951,564)	$68,644	$15,775,122

Sale of 101,009 common shares on January 4, 2016 in private placement	101,009	216,534	-	-	-	-	-	$216,534
Sale of 465,357 units in April and May of 2016 in private placement	465,347	622,174	-	-	-	-	-	$622,174
Sale of 1,078,458 units on September 2, 2016 in private placement	1,078,458	1,407,841	-	-	-	-	-	$1,407,841
Sale of 1,010,950 units on December 30, 2016 in private placement	1,010,950	870,447	-	-	(28,429)	-	-	$842,018
Stock based compensation - amortization of stock option expense	-	152,322	-	-	-	-	-	$152,322
Foreign exchange loss	-	-	-	-	-	-	(34,916)	$(34,916)
Net loss	-	-	-	-	-	(2,174,291)	-	$(2,174,291)

Balance as of December 31, 2016	18,886,497	$20,927,360	-	$-	$(28,429)	$(4,125,855)	$33,728	$16,806,804

Issuance of shares to vendors and consultants	53,788	83,338	-	-	-	-	-	83,338
Receipt of subscription receivable	-	-	-	-	28,429	-	-	28,429
Sale of 634,424 units on March 31, 2017 in private placement	634,424	801,160	-	-	-	-	-	801,160
Sale of 509,763 units on September 15, 2017 in private placement	509,763	343,105	-	-	-	-	-	343,105
Sale of 426,334 units on December 29, 2017 in private placement	426,334	293,131	-	-	-	-	-	293,131
Acquisition of shares into treasury	(306)	-	306	-	-	-	-	-
Stock based compensation - stock options	-	209,435	-	-	-	-	-	209,435
Foreign exchange gain	-	-	-	-	-	-	2,406	2,406
Net loss	-	-	-	-	-	(414,288)	-	(414,288)
Balance as of December 31, 2017	20,510,500	$22,657,529	306	$-	$-	$(4,540,143)	$36,134	$18,153,520

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in $USD)

	For the Years December 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(414,288)	$(2,174,291)
Reconciliation of net loss to cash used in operating activities:
Accretion of reclamation liability	9,158	183,510
Amortization of debt discount on notes payable	21,521	51,316
Stock based compensation	209,435	152,322
Change in foreign exchange on marketable securities	(147)	(96)
Deferred income taxes	(1,354,443)	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(152,494)	32,602
Deferred contingent consideration	-	(128,000)
Accounts payable and accrued liabilities, net of shares issued for accounts payable	(84,553)	(55,384)
Deferred revenue	100,000	-
Net cash used in operating activities	(1,665,811)	(1,938,021)

Cash Flows From Financing Activities:
Payment of Nueco Note	(185,564)	(90,000)
Payment of Siebels Note	-	(350,000)
Proceeds from the sale of common stock in private placements, net of offering costs	1,437,396	2,890,269
Proceeds from Siebels Note	-	100,000
Receipt of subscription receivable	28,429	-
Net cash provided by financing activities	1,280,261	2,550,269

Effect of foreign exchange rate on cash	20,756	(34,916)

Net (decrease) increase in cash	(364,794)	577,332

Cash - beginning	791,814	214,482

Cash - ending	$427,020	$791,814

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,000	$15,000

Non-cash financing activities:
Shares issued from subscription payable	$-	$-

Exchange of mortgage payable for land & buildings	$-	$-

Shares issued for accounts payable and accrued expenses	$83,338	$-

There were no cash flows from investing activities during the years ended December 31, 2017 and 2016

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 1 – Business

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

The Company has registered offices at 330 Bay Street, Suite 1400, Toronto, Ontario, Canada, M5H 2S8 and its common shares are listed on the CSE under the symbol “WUC.” On April 22, 2016, the Company’s shares of common stock began trading on the OTC Pink Open Market, and on May 23, 2016, the Company’s common stock was approved for the commencement of trading on the OTCQX Best Market. Its principal business activity is the acquisition and development of uranium resource properties in the states of Utah and Colorado in the United States of America (“United States”).

On June 28, 2016, the Company’s registration statement became effective and Western became a United States reporting issuer. Thereafter, the Company was approved for Depository Trust Company eligibility through the Depository Trust and Clearing Corporation, which facilitates electronic book-entry delivery, settlement and depository services for shares in the United States.

Note 2 – Liquidity and going concern

The Company has incurred continuing losses from its operations and as of December 31, 2017 the Company had an accumulated deficit of $4,540,143 and a working capital deficiency of $444,125.

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

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 2 – LIQUIDITY AND GOING CONCERN, CONTINUED

There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned product development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations These conditions raise substantial doubt about the Company’s ability to continue as a going concern to sustain operations for at least one year from the issuance of these financial statements do not include any adjustments that might result from the outcome of these uncertainties.

During the year ended December 31, 2016, the Company raised USD $3,088,567 in net proceeds from the issuance of 2,655,764 units in private placements. Each unit contained one common share and a warrant for the purchase of one common share with exercise prices ranging from CAD $2.60 to CAD $3.50 (USD $2.05 to USD $2.77 as of December 31, 2017). The Company also issued broker warrants to purchase shares of common stock (see Note 10).

During the year ended December 31, 2017, the Company raised USD $1,437,396 in net proceeds from the issuance of 1,570,521 units in private placements. Each unit contains one common share and a warrant for the purchase of one common share with exercise prices ranging from CAD $1.40 to CAD $3.25 (USD $0.95 to USD $2.58 as of December 31, 2017) The Company also issued broker warrants to purchase shares of common stock (see Note 10).

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

Segment Information

The Company determines its reporting units in accordance with FASB ASC 280, “Segment Reporting” (“ASC 280”). The Company evaluates a reporting unit by first identifying its operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has one operating segment and reporting unit. The Company operates in one reportable business segment; the Company is in the business of exploring, developing, mining and the production of its uranium and vanadium resource properties, including the utilization of the Company’s ablation technology in its mining processes. The Company is organized and operated as one business. Management reviews its business as a single operating segment, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed in the aggregate.

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Note 3 – SUMMARY OF Significant Accounting Policies, Continued

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2017 and 2016, the Company had no cash equivalents.

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

Fair Values of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts payable, accrued liabilities, and notes payable approximate their fair value due to the short-term nature of these instruments. Marketable securities are adjusted to fair value at each balance sheet date based on quoted prices which are considered level 1 inputs. The reclamation deposits, which are reflected in restricted cash on the consolidated balance sheets, are deposits mainly invested in certificates of deposit at major financial institutions and their fair values were estimated to approximate their carrying values. The Company’s operations and financing activities are conducted primarily in United States dollars and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and restricted cash, but mitigates this risk by keeping these deposits at major financial institutions.

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

Level 3 Significant unobservable inputs that cannot be corroborated by market data.

The fair value of financial instruments in the Company’s consolidated financial statements at December 31, 2017 and 2016 are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of December 31, 2017	$3,123	$-	$-

Marketable securities as of December 31, 2016	$2,976	$-	$-

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

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Impairment of Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected U3O8 prices (considering current and historical prices, trends and related factors), production levels, operating costs of production and capital and restoration and reclamation costs, based upon the projected remaining future uranium production from each project. The Company’s long-lived assets (which include its mineral assets and ablation intellectual property) were acquired during the end of 2014 and in 2015 in arms-length transactions. As of December 31, 2017, the Company evaluated the total estimated future cash flows on an undiscounted basis for its mineral properties and ablation intellectual property and determined that no impairment was deemed to exist. Estimates and assumptions used to assess recoverability of the Company’s long-lived assets and measure fair value of our uranium properties are subject to risk uncertainty. Changes in these estimates and assumptions could result in the impairment of its long-lived assets. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2017 and 2016, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2017 and 2016. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company has identified its federal tax return and its state tax returns in Colorado and Utah as its “major” tax jurisdictions, and such returns for the years 2014 through 2017 remain subject to examination.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. As of the completion of these consolidated financial statements and related disclosures, we have made a reasonable estimate of the effects of the Tax Act. This estimate incorporates assumptions made based upon the Company’s current interpretation of the Tax Act, and may change as the Company may receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves. In accordance with SEC Staff Accounting Bulletin No. 118, the Company will finalize the accounting for the effects of the Tax Act no later than the fourth quarter of 2018. Future adjustments made to the provisional effects will be reported as a component of income tax expense in the reporting period in which any such adjustments are determined. See Note 12 for additional information. Based on the new tax law that lowers corporate tax rates, the Company revalued its deferred tax assets. Future tax benefits are expected to be lower, with the corresponding one time charge being recorded as a component of income tax expense.

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

Future reclamation and remediation costs, which include extraction equipment removal and environmental remediation, are accrued at the end of each period based on management’s best estimate of the costs expected to be incurred for each project. Such estimates are determined by the Company’s engineering studies which consider the costs of future surface and groundwater activities, current regulations, actual expenses incurred, and technology and industry standards.

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

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the years ended December 31, 2017 and 2016 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Year Ended December 31,
	2017	2016
Warrants to purchase shares of common stock	4,095,563	2,655,764
Options to purchase shares of common stock	1,846,996	1,346,996
Total potentially dilutive securities	5,942,559	4,002,760

Note 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and are effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2016. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606)”, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. In May 2016, the FASB issued Topic ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606)”, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In December 2016, the FASB issued ASU No. 2016-20. “Technical Corrections and Improvements to Topic 606. Revenue from Contracts with Customers”. This update is a comprehensive revenue recognition standard that applies to all entities that have contracts with customers, except for those that fall within the scope of other standards, such as insurance contracts. The amendment also clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The update is now effective for interim and annual reporting periods beginning after December 15, 2017. The Company has minimal revenues. The Company expects to implement ASU 2014-09 on January 1, 2018, pursuant to which it will utilize the modified retrospective approach. The Company does not believe that ASU 2014-09 will have a material impact on its consolidated financial position and results of operations.

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

In August 2016 the FASB issued Topic ASU No. 2016-15 “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update to the standard is effective for the Company beginning January 1, 2018, with early application permitted. The Company expects to adopt this ASU on January 1, 2018 and it does not expect it to have a material impact on its consolidated financial position and results of operations.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 amends the classification and presentation of changes in restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for the Company’s fiscal year beginning January 1, 2018. Early adoption is permitted. The Company expects to adopt this ASU on January 1, 2018 and it does not expect it to have a material impact on its consolidated financial position and results of operations.

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

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Note 4 – RECENT ACCOUNTING PRONOUNCEMENTS, continued

In January 2017, the FASB issued ASU No. 2017-01. “Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities is a business. Also the amendments provide more consistency in applying the guidance, reducing the costs of application, and make the definition of a business more operable. The guidance is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company expects to implement ASU 2017-01 on January 1, 2018, it expects that such implementation will not have a material impact on the Company’s consolidated financial position and results of operations.

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

In May 2017, the FASB issued ASU No. 2017-09. “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The guidance provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. The Company expects to implement ASU 2017-01 on January 1, 2018, it expects that such implementation will not have a material impact on the Company’s consolidated financial statements.

NOTE 5 - MINERAL ASSETS, ABLATION INTELLECTUAL PROPERTY AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of December 31 2017, include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of December 31, 2017, include Hansen, North Hansen, High Park, Hansen Picnic Tree, and Taylor Ranch, located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Wyoming and Ferris Haggerty located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado and Wyoming. All of the mining assets represent properties which have previously been mined to different degrees for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

On February 16, 2017, the Company’s Boyer Ranch lease reached its expiration date and the Company elected not to renew the lease. The forfeiture of this lease has no material adverse impact on the fair value of the Company’s mineral properties or its future plans.

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

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 5 - MINERAL ASSETS, ABLATION INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

The Option and Exploration Agreement provided an extension for an “event of force majeure”.  Under this clause, the Company would receive an extension of the period during which it could exercise its option if it experiences an unreasonable delay outside its control that prevents it from exercising the option.  On May 10, 2017, the Company provided to STB a notice that it was exercising the force majeure clause due to the delay by government regulators in licensing the Company’s ablation technology and permitting mining at the Hansen property. STB has contested the Company’s finding that an event of force majeure has occurred. Ongoing negotiations continued until September 21, 2017 when the Company and STB agreed to settle the matter through the pre-established arbitration mechanism. Prior to the commencement of arbitration, a settlement was agreed to on February 28, 2018 through the execution of an Amendment of Option and Exploration Agreement. As consideration, the Company paid STB a $20,000 extension payment and granted STB the right to seek a bona fide written offer over the remaining term, and agreed to the removal of the force majeure clause from the agreement. The Company received an extension until July 28, 2019 and a right of first refusal to match any bona fide written offer. Hence the Company already owns 49% of the resource property and retains an option to purchase the 51% of the resource property that the Company does not already own for the duration of the agreement. Further the Company believes the execution of this agreement is without financial implications, and as such, the Company has not made any adjustment to these consolidated financials related to this matter.

A prior owner of the Van 4 Mine had been granted a first Temporary Cessation from reclamation of the mine by the Colorado Mined Land Reclamation Board (“MLRB”) which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently, participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second five-year Temporary Cessation for the Van 4 Mine. Thereafter the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing include all of the parties to the proceeding. The plaintiff organizations are seeking for the court to set aside the board order granting a second five-year Temporary Cessation period to PRM for the Van 4 Mine. The Colorado state Attorney General is defending this action which is pending in the Denver Colorado District Court. As a party to this action neither the Company, nor its wholly owned subsidiary, PRM has taken any action and is monitoring this lawsuit.

The Company’s mineral properties and ablation intellectual property are:

	As of December 31,
	2017	2016
Mineral properties	$11,645,218	$11,645,218
Ablation intellectual property	$9,488,051	$9,488,051

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

The $120,000 will be recognized as revenue incrementally over the term of the lease. The Company recognized $20,000 and $0 of revenue during the years ended December 31, 2017 and 2016, respectively.

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 5 - MINERAL ASSETS, ABLATION INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of December 31, 2017 and, 2016 to be approximately $1,036,333. During the years ended December 31, 2017 and 2016, the accretion of the reclamation liabilities was $9,158 and $183,510, respectively. The Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of December 31, 2017 and 2016 of $196,821 and $403,639, respectively. The gross reclamation liabilities as of December 31, 2017 are secured by certificates of deposit in the amount of $1,036,410.

During the second quarter of 2016, the Company initiated actions to cancel its coal mining leases in Alaska. In connection therewith, the Company notified the state of Alaska of its intent to forfeit the posted bond in satisfaction of the reclamation liabilities at the site. In response to the Company’s notification, the Company received notification that the state of Alaska was initiating forfeiture of the Company’s performance bond for reclamation. However, the notice indicated an additional surety bond of $150,000 in excess of the $210,500 cash bond which had been posted by the Company upon purchase of the property. The Company and its advisors do not believe that it is obligated for this additional amount of claimed reclamation obligation. The Company is working with its legal counsel and the State of Alaska to resolve this matter. The Company has not recorded an additional $150,000 obligation as the Company does not expect, based on the advice of legal counsel, to be obligated to an amount greater than that presently reflected in the reclamation liability. On January 20, 2017, the state of Alaska notified the Company that its reclamation bond had been forfeited and that it was unlikely that any additional amount would be due to Alaska pursuant to the Company’s reclamation obligations and since January 20, 2017, the Company has received no further communications. On December 31, 2017, the Company wrote off the reclamation liability related to this property and the related bond, as the Company does not expect that the obligation to remediate will be in excess of the value of the bond.

Reclamation liability activity consists of:

	For the years ended December 31,
	2017	2016
Beginning balance	$403,639	$220,129
Accretion	9,158	183,510
Write-off of Alaska reclamation liability	(215,976)	-
Ending Balance	$196,821	$403,639

Less current portion	-	215,976
Non-current portion	$196,821	$187,663

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 6 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of December 31,
	2017	2016
Trade accounts payable	$453,618	$547,254
Accrued liabilities	148,398	222,653
	$602,016	$769,907

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

On March 31, 2017, the Company repaid the Nueco Note in full.

Siebels Note

On February 22, 2016, the Company entered into a note payable with Siebels Hard Assets Fund, Ltd. for $100,000. The note bore interest at a rate of 18.0% per annum and matured on April 22, 2016. On April 28, 2016, the Company repaid this note in full.

Notes Payable Summary

Notes payable consisted of:

	As of December 31, 2017
	Principal	Discount	Balance, Net of Discount	Current	Non-Current
EFHC Note	$500,000	$12,550	$487,450	$487,450	$-
Total	$500,000	$12,550	$487,450	$487,450	$-

	As of December 31, 2016
	Principal	Discount	Balance, Net of Discount	Current	Non-Current
EFHC Note	$500,000	$31,632	$468,368	$-	$468,368
Nueco Note	185,564	2,439	183,125	183,125	-
Total	$685,564	$34,071	$651,493	$183,125	$468,368

The Company’s total interest expense, net, consisted of:

	For the Years Ended December 31,
	2017	2016
Interest expense, notes payable	$17,162	$71,301
Amortization of discount on notes payable	34,771	51,316
Accretion of reclamation liabilities	9,158	183,510
Other interest expense	1,074	-
Interest income	(1,933)	(4,138)
Interest expense, net	$60,232	$301,989

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

NOTE 9 – COMMITMENTS

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

Russell Fryer

On July 28, 2017, Russell Fryer was appointed the Company’s Executive Chairman. On November 13, 2017, the Company entered into a consulting agreement with an affiliate of Mr. Fryer. The agreement became effective on July 28, 2017 and, pursuant to its terms, expires on December 31, 2018. The agreement may be terminated by either party with 90 days’ notice. The agreement provides for compensation of $15,000 per month and an annual bonus at the discretion of the Board of Directors. Pursuant to the agreement, if a change of control occurs wherein the consideration in such change of control is more than USD $2.00 per share, the Company is required to pay a lump sum in the amount of two and one-half times the entity’s annual fee to this entity. On January 29, 2018, the Company provided the requisite 90-day notification to terminate the consulting agreement, effective April 30, 2018. This was initiated pursuant to a proposed board review and restructuring of the service portion of the consulting agreement outside of the director and board chairman roles. As of March 30, 2018, the proposed board review has not yet been undertaken.

Robert Klein

On October 19, 2016, Robert Klein was appointed to serve as Chief Financial Officer of the Company, replacing Andrew Wilder. Mr. Wilder has continued to serve as a director of the Company. On October 1, 2016, Western entered into a consulting agreement with Bedford Bridge Fund LLC (“Bedford Bridge”) and Robert Klein, pursuant to which Western retained Bedford Bridge to provide financial operating services for the Company and retained Mr. Klein to serve as Chief Financial Officer of the Company, both subject to Board approval. On March 26, 2017, the Company provided notice that it would be cancelling this agreement, effective April 30, 2017. On October 4, 2016, Mr. Klein was granted an option to purchase 100,000 shares of our common stock at an exercise price of CAD $2.50 per share which expires five years from the date of issuance. These options vest in thirds in equal installments on the date of grant, October 31, 2016 and March 31, 2017.

On May 12, 2017, the Company entered into an engagement agreement with Robert Klein to continue his service as the Company’s Chief Financial Officer. . The engagement agreement provided for an initial term of May 1, 2017 through June 30, 2017. The May 12, 2017 engagement agreement provided for a base salary of $12,500 per month.

On August 1, 2017, the Company entered into an engagement agreement to extend the initial May 12, 2017 agreement with Mr. Klein. The August 1, 2017 agreement extended the term of the agreement to provide for a term of July 1, 2017 through September 30, 2017 and provided for a base salary of $8,000 per month. This agreement expired on September 30, 2017.

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 9 – COMMITMENTS, continued

Robert Klein, continued

On November 13, 2017, the Company entered into an employment agreement with Mr. Klein. The agreement became effective on October 1, 2017 and expires on September 30, 2018. The agreement may be mutually extended for subsequent annual terms. The agreement provides for compensation of $120,000 per annum and an annual bonus at the discretion of the Board of Directors. Pursuant to the employment agreement, once the Company raises a cumulative USD $1,000,000 subsequent to October 1, 2017, Mr. Klein’s annual base salary shall be increased. If a change of control occurs wherein the consideration in such change of control is more than USD $2.00 per share, the Company is required to pay a lump sum to Mr. Klein in the amount of two and one-half times Mr. Klein’s annual salary.

NOTE 10 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share rateably in all assets of the Company that are legally available for distribution. As of December 31, 2017 and 2016, an unlimited number of common shares were authorized for issuance.

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

During April 2016, the Company initiated a private placement offering for the sale of units of its securities for a price per unit of CAD $1.70 (USD $1.34). Each unit consisted of one share of the Company’s common stock and one warrant to purchase a share of common stock at CAD $2.60 (USD $1.93 as of December 31, 2016) per share, with a term of five years. During April and May 2016 the Company raised gross and net proceeds of CAD $791,090 (USD $622,174) through the issuance of 465,347 units.

On September 2, 2016 the Company completed a private placement issuing 1,078,458 units at CAD $1.70 (USD $1.32) per unit for total gross proceeds of CAD $1,833,378 (USD $1,423,618) and net proceeds of CAD $1,830,029 (USD $1,407,841). Each unit consisted of one common share of the Company and one warrant at an exercise price of CAD $2.80 (USD $2.08 as of December 31, 2016) which expire five years after the date of issuance.

During December 2016, the Company completed a private placement and issued 1,010,950 units at CAD $1.20 (USD $.90) per unit for total gross proceeds of CAD $1,213,140 (USD $909,855) and total net proceeds of CAD $1,129,922 (USD $870,447). Each unit consisted of one common share of the Company and one warrant at an exercise price of CAD $2.80 (USD $2.08 as of December 31, 2016) which expires five years after the date of issuance. In connection with this private placement, the Company issued 40,276 broker warrants with identical terms to the warrants included in the units issued in the private placement.

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 10 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Private Placements, continued

On March 31, 2017, the Company completed a private placement of 634,424 units at a price of CAD $1.75 (USD $1.35) per unit for gross proceeds of CAD $1,110,263 (USD $835,805) and net proceeds of CAD $1,066,223 (USD $801,160). Each unit consisted of one share of the Company’s common stock and a warrant for the purchase of one share of the Company’s common stock. Each warrant is immediately exercisable at a price of CAD $3.25 and expires five years from the date of issuance.

On September 15, 2017, the Company completed a private placement of 509,763 units at a price of CAD $0.90 (USD $0.74) per unit for gross proceeds of CAD $458,787 (USD $376,022) and net proceeds of CAD $418,880 (USD $343,105). Each unit consisted of one share of common stock and one warrant. Each warrant is immediately exercisable at a price of CAD $1.40 and expires five years from the date of issuance. The Company also issued broker warrants to purchase 21,751 shares of common stock at a price of CAD $1.40 per common share, which expire two years from the date of issuance.

On December 29, 2017, the Company completed a private placement of 426,334 units at a price of CAD $0.90 (USD $0.72) per unit for gross proceeds of CAD $383,071 (USD $305,918) and net proceeds of CAD $367,059 (USD $293,131). Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock. Each warrant is immediately exercisable at a price of CAD $1.50 and expires two years from the date of issuance. The Company also issued broker warrants to purchase 9,310 shares of common stock at a price of CAD $1.50 per common share, which expire two years from the date of issuance.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of December 31, 2017, a total of 20,510,000 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 2,051,000. At December 31, 2016, a total of 18,886,497 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 1,888,650 (10% of the issued and outstanding common shares).

Acquisition of Common Shares

During the three months ended September 30, 2017, the Company received into treasury an aggregate of 306 common shares from two shareholders for no consideration. The Company has included these shares in Treasury Shares on its consolidated balance sheets.

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 10 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Option Grants

On October 4, 2016, the Company granted options under the Plan for the purchase of an aggregate of 1,075,000 shares of common stock to ten individuals consisting of officers, consultants, directors and employees of the Company. The options have a five year term, an exercise price of CAD $2.50 (USD $1.97 as of December 31, 2017), and vest equally in thirds commencing initially on the date of grant and thereafter on October 31, 2016, and March 31, 2017.

On October 6, 2017, the Company granted options under the Plan for the purchase of an aggregate of 825,000 shares of common stock to five individuals consisting of directors and officers of the Company. The options have a five year term, an exercise price of CAD $1.60 (USD $1.26 as of December 31, 2017), and vest equally in thirds commencing initially on the date of grant and thereafter on October 31, 2017, and March 31, 2018.

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value	Intrinsic Value
Outstanding - January 1, 2017	1,346,996	$2.37
Granted	825,000	$1.28
Expired, forfeited, or cancelled	(325,000)	$1.90
Exercised	-	-
Outstanding December 31, 2017	1,846,996	$1.92	4.11	$0.42	$-
Exercisable, December 31, 2017	1,571,996	$2.06	4.11	$0.46	$-

The Company’s stock based compensation expense related to stock options for the years ended December 31, 2017 and 2016 was $209,435 and $152,322, respectively. As of December 31, 2017, the Company had $19,038 in unamortized stock option expense, which will be amortized over a period of 0.25 years.

The Company utilized the Black-Scholes option pricing model to determine the fair value of these stock options, using the assumptions as outlined below.

	For the Year Ended December 31,
	2017	2016
Stock Price	$1.05	$1.74
Exercise Price	$1.60	$1.90
Number of Options Granted	825,000	1,075,000
Dividend Yield	0%	0%
Expected Volatility	52%	75%
Weighted Average Risk-Free Interest Rate	1.64%	1.22%
Expected life (in years)	2.59	2.59

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding, January 1, 2017	2,696,040	$2.08
Issued	1,399,523	$1.80
Outstanding, December 31, 2017	4,095,563	$2.27	3.70	$-
Exercisable, December 31, 2017	4,095,563	$2.27	3.70	$-

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Note 11 - Mining Expenditures

	For the Year Ended December 31,
	2017	2016
Permits	$132,183	$127,430
Maintenance	8,706	238,047
Contract Labor	8,575	7,805
Royalties	5,260	16,550
	$154,724	$389,832

NOTE 12 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
Deferred tax assets:	2017	2016
Net operating loss carryovers	$3,651,732	$4,729,737
Marketable securities	15,471	23,473
Accrued expenses	44,059	91,925
Deferred tax assets, gross	3,711,262	4,845,135

Less: valuation allowance	(1,512,585)	(1,578,784)
Deferred tax assets, net	2,198,677	3,266,351

Deferred tax liabilities:
Property and equipment	(4,907,564)	(7,329,681)

Deferred tax assets (liabilities), net	$(2,708,887)	$(4,063,330)

The change in the Company’s valuation allowance is as follows:

	For the Years Ended December 31,
	2017	2016
Beginning of year	$1,578,784	$531,983
(Decrease) increase in valuation allowance	(66,199)	1,046,801
End of year	$1,512,585	$1,578,784

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income from operations before the provision for income taxes is as follows:

	For the Years Ended December 31,
	2017	2016
U.S. federal statutory rate	(34.0)%	(34.0)%
State and foreign taxes	(3.2)%	(3.2)%
Permanent differences
Non-deductible expenses	2.9%	2.7%
Valuation allowance	(3.7)%	48.1%
Change in federal tax rate	(33.3)%	-%
True-up of prior year deferred tax assets	(4.1)%	(13.6)%
Effective income tax rate	(75.4)%	0.0%

WESTERN URANIUM CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 12 - INCOME TAXES, CONTINUED

The Company has net operating loss carryovers of approximately $14,724,726 for federal and state income tax purposes, which begin to expire in 2026. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company. Based on losses from inception, the Company determined that as of December 31, 2017 it is more likely than not that the Company will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a valuation allowance against the deferred tax assets was required of $1,512,585 and $1,578,784 as of December 31, 2017 and 2016, respectively.

Internal Revenue Code (“IRC”) Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis over a period of three years by more than 50 percentage points. Management cannot control the ownership changes occurring. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. The Company has analyzed the issuances of shares of common stock during the years ended December 31, 2017 and 2016 and does not believe such change of control occurred. If such ownership change under IRC section 382 had occurred, such change would substantially limit the Company’s ability in the future to utilize its net operating loss carryforwards

NOTE 13 - Related Party Transactions (Including Key Management Compensation)

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Entities controlled by a former member of the Board of Directors earned consulting fees totaling $64,715 and $47,660 for the years ended December 31, 2017 and 2016, respectively. The same former director earned director fees totaling $8,356 and $3,021 during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company has $1,300 and $0, respectively, in accounts payable and accrued liabilities owing to this director. This director resigned on July 27, 2017.

Pursuant to a consulting agreement, a United States limited liability company owned by a person who is a director and until October 19, 2016, was the Company’s CFO, entered into a contract with the Company dated January 1, 2016, (” the January 2016 Agreement”) to provide financial and other consulting services at $8,333 per month. On October 19, 2016 the January 2016 Agreement was terminated. On the same date a new agreement was entered into between the Company, a United States limited liability company owned by the same director and Robert Klein (the “October 2016 Agreement”) to provide financial operating services and to have Mr. Klein serve as the Chief Financial Officer. The term of the October 2016 Agreement was to run through July 31, 2017 and has an annual fee of $162,000 payable monthly, starting on October 1, 2016. On March 26, 2017, the Company provided notice that it would be cancelling the October 2016 Agreement, effective April 30, 2017. The acknowledgement of the termination initiated the preparation of Mr. Klein’s engagement agreement as described in Note 8. During the years ended December 31, 2017 and 2016, the Company incurred fees of $89,049 and $94,351, respectively, to these companies. At December, 2017 and 2016, the Company had $0 and $0, included in accounts payable and accrued liabilities payable to these companies.

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director, transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $390,350) to Seller within 60 days of the first commercial application of the ablation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $390,350 and $372,000 as of December 31, 2017 and 2016, respectively.

