Form 10-Q
period 2018-03-31
Western Uranium Corp
filed 2018-05-15
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 14, 2018, 21,480,954 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM CORPORATION

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2018

 i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in $USD)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash	$119,758	$427,020
Prepaid expenses	141,131	190,435
Marketable securities	3,104	3,123
Other current assets	71,778	64,763
Total current assets	335,771	685,341

Restricted cash	820,434	820,434
Mineral properties	11,645,218	11,645,218
Ablation intellectual property	9,488,051	9,488,051

Total assets	$22,289,474	$22,639,044

Liabilities and Shareholders' Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$616,308	$602,016
Subscription payable	39,575	-
Current portion of notes payable	492,274	487,450
Deferred revenue, current portion	44,620	40,000
Total current liabilities	1,192,777	1,129,466

Reclamation liability	199,396	196,821
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	384,290	390,350
Deferred revenue, net of current portion	81,185	60,000

Total liabilities	4,566,535	4,485,524

Commitments

Shareholders' Equity
Common stock, no par value, unlimited authorized shares, 20,510,806 and 20,510,806 shares issued as of March 31, 2018 and December 31, 2017, respectively and 20,510,500 and 20,510,500 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	22,727,361	22,657,529
Treasury shares, 306 and 306 shares held in treasury as of March 31, 2018 and December 31, 2017, respectively	-	-
Accumulated deficit	(5,038,007)	(4,540,143)
Accumulated other comprehensive income	33,585	36,134
Total shareholders' equity	17,722,939	18,153,520
Total liabilities and shareholders' equity	$22,289,474	$22,639,044

The accompanying notes are in integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in $USD)

(Unaudited)

	Three months ended March 31,
	2018	2017
Revenues
Lease revenue	$11,155	$-

Expenses
Mining expenditures	49,055	40,618
Professional fees	179,226	225,494
General and administrative	224,919	226,187
Consulting fees	41,214	84,763
Unrealized foreign exchange gain	-	-
Total operating expenses	494,414	577,062

Operating loss	(483,259)	(577,062)

Interest expense, net	14,605	28,164

Net loss	(497,864)	(605,226)

Other comprehensive (loss) gain
Foreign exchange (loss) gain	(2,549)	7,564

Comprehensive loss	$(500,413)	$(597,662)

Loss per share - basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding, basic and diluted	20,510,500	18,928,210

The accompanying notes are in integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF  CHANGES IN SHAREHOLDERS' EQUITY

(Stated in $USD)

(Unaudited)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income	Total

Balance as of January 1, 2018	20,510,500	$22,657,529	306	$-	$(4,540,143)	$36,134	$18,153,520
Stock based compensation - stock options	-	69,832	-	-	-	-	69,832
Foreign exchange gain	-	-	-	-	-	(2,549)	(2,549)
Net loss	-	-	-	-	(497,864)	-	(497,864)
Balance as of March 31, 2018	20,510,500	$22,727,361	306	$-	$(5,038,007)	$33,585	$17,722,939

The accompanying notes are in integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in $USD)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(497,864)	$(605,226)
Reconciliation of net loss to cash used in operating activities:
Accretion of reclamation liability	2,575	1,528
Amortization of debt discount on notes payable	4,824	7,073
Stock based compensation	69,832	133,282
Change in foreign exchange on marketable securities	19	(30)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	42,289	(111,362)
Accounts payable and accrued liabilities, net of shares issued for accounts payable	14,292	(7,648)
Deferred revenue	25,805	-
Net cash used in operating activities	(338,228)	(582,383)

Cash Flows From Financing Activities:
Payment of Nueco Note	-	(185,564)
Issuance of Common shares, net of offering costs	-	814,078
Receipt of subscription receivable	-	28,429
Receipt of subscription payable	39,575	-
Net cash provided by financing activities	39,575	656,943

Effect of foreign exchange rate on cash	(8,609)	7,564

Net (decrease) increase in cash	(307,262)	82,124

Cash - beginning	427,020	791,814

Cash - ending	$119,758	$873,938

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

Non-cash financing activities:

Shares issued for accounts payable and accrued expenses	$-	$83,338

There were no cash flows from investing activities during the three months ended March 31, 2018 and 2017

The accompanying notes are in integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(unaudited)

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

Note 2 – Liquidity and going concern

The Company has incurred continuing losses from its operations and as of March 31, 2018 the Company had an accumulated deficit of $5,038,007 and a working capital deficiency of $857,006.

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

There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned product development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern to sustain operations for at least one year from the issuance of these financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On May 4, 2018, the Company completed a private placement of 909,622 units at a price of CAD $0.68 (USD $0.53) per unit for gross proceeds of CAD $618,543 (USD $481,560). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is immediately exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2017, as filed with the SEC on April 2, 2018. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2018.

The accompanying condensed consolidated financial statements include the accounts of Western and its wholly-owned subsidiaries, Western Uranium Corporation (Utah), PRM, Black Range, Black Range Copper Inc., Ranger Resources Inc., Black Range Minerals Inc., Black Range Minerals Colorado LLC, Black Range Minerals Wyoming LLC, Haggerty Resources LLC, Ranger Alaska LLC, Black Range Minerals Utah LLC, Black Range Minerals Ablation Holdings Inc. and Black Range Development Utah LLC. All significant inter-company transactions and balances have been eliminated upon consolidation.

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

Revenue Recognition

The Company leases certain of its mineral properties for the exploration and production of oil and gas reserves. The Company accounts for lease revenue in accordance with ASC 840 “Leases”. Lease payments received in advance are deferred and recognized on a straight – line basis over the related lease term associated with the prepayment. Royalty payments are recognized as revenues when received.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(unaudited)

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

Level 3 Significant unobservable inputs that cannot be corroborated by market data.

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of March 31, 2018	$3,104	$-	$-

Marketable securities as of December 31, 2017	$3,123	$-	$-

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

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Income Taxes, continued

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2018 and 2017, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three months ended March 31, 2018 and 2017. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company has identified its federal tax return and its state tax returns in Colorado and Utah as its “major” tax jurisdictions, and such returns for the years 2014 through 2017 remain subject to examination.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%. As of December 31, 2017, the Company had made a reasonable estimate of the effects of the Tax Act. This estimate incorporates assumptions made based upon the Company’s current interpretation of the Tax Act, and may change as the Company may receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves. In accordance with SEC Staff Accounting Bulletin No. 118, the Company will finalize the accounting for the effects of the Tax Act no later than the fourth quarter of 2018. Future adjustments made to the provisional effects will be reported as a component of income tax expense in the reporting period in which any such adjustments are determined. Based on the new tax law that lowers corporate tax rates, on December 31, 2017, the Company revalued its deferred tax assets.

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

(unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three months ended March 31, 2018 and 2017 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2018	2017
Warrants to purchase shares of common stock	4,095,563	3,341,572
Options to purchase shares of common stock	1,783,664	1,346,996
Total potentially dilutive securities	5,879,227	4,688,568

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements, other than those disclosed below or in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2018.

In August 2016 the FASB issued Topic ASU No. 2016-15 “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted ASU 2016-15 on January 1, 2018 and it has not had a material impact on its condensed consolidated financial position and results of operations.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 amends the classification and presentation of changes in restricted cash or restricted cash equivalents in the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2018 and it has not had a material impact on its condensed consolidated financial position and results of operations.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU” No. 2014-09, Revenue from Contracts with Customers (Topic 606) which was subsequently amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, and ASU 2017-13. These ASUs outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In July 2015, the FASB deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. A full retrospective or modified retrospective approach is required. The Company has adopted ASU No. 2014-09 effective January 1, 2018.

The Company has elected to apply the modified retrospective method and the impact was determined to be immaterial on the condensed consolidated financial statements. Accordingly, the new revenue standard has been applied prospectively in the Company’s condensed consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

The Company performed an analysis and determined that its revenues are not within the scope of ASC 606, and as such, the Company determined that its methods of recognizing revenues have not been impacted by the new guidance.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(unaudited)

NOTE 4 – MINERAL ASSETS, ABLATION INTELLECTUAL PROPERTY AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of March 31, 2018, include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of March 31, 2018, include Hansen, North Hansen, High Park, Hansen Picnic Tree, and Taylor Ranch, located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Wyoming and Ferris Haggerty located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado and Wyoming. All of the mining assets represent properties which have previously been mined to different degrees for uranium.

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

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(unaudited)

NOTE 4 – MINERAL ASSETS, ABLATION INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

The Option and Exploration Agreement provided an extension for an “event of force majeure”.  Under this clause, the Company would receive an extension of the period during which it could exercise its option if it experiences an unreasonable delay outside its control that prevents it from exercising the option.  On May 10, 2017, the Company provided to STB a notice that it was exercising the force majeure clause due to the delay by government regulators in licensing the Company’s ablation technology and permitting mining at the Hansen property. STB has contested the Company’s finding that an event of force majeure has occurred. Ongoing negotiations continued until September 21, 2017 when the Company and STB agreed to settle the matter through the pre-established arbitration mechanism. Prior to the commencement of arbitration, a settlement was agreed to on February 28, 2018 through the execution of an Amendment of Option and Exploration Agreement. As consideration, the Company paid STB a $20,000 extension payment and granted STB the right to seek a bona fide written offer over the remaining term, and agreed to the removal of the force majeure clause from the agreement. The Company received an extension until July 28, 2019 and a right of first refusal to match any bona fide written offer. Hence the Company already controls 49% of the resource property and retains an option to purchase the 51% of the resource property that the Company does not already control for the duration of the agreement. Further the Company believes the execution of this agreement is without financial implications, and as such, the Company has not made any adjustment to these condensed consolidated financials related to this matter.

A prior owner of the Van 4 Mine had been granted a first Temporary Cessation from reclamation of the mine by the Colorado Mined Land Reclamation Board (“MLRB”) which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently, participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second five-year Temporary Cessation for the Van 4 Mine. Thereafter the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing include all of the parties to the proceeding. The plaintiff organizations were seeking for the court to set aside the board order granting a second five-year temporary cessation period to PRM for the Van 4 Mine. The Colorado state Attorney General was defending this action in the Denver Colorado District Court. On May 8, 2018, the Denver Colorado District Court ruled in favor of PRM, whereby the additional five-year temporary cessation period was granted.

The Company’s mineral properties and ablation intellectual property are:

	As of
	March 31, 2018	December 31, 2017
Mineral properties	$11,645,218	$11,645,218
Ablation intellectual property	$9,488,051	$9,488,051

Oil and Gas Lease and Easement

On July 18, 2017, an oil and gas lease became effective with respect to minerals and mineral rights owned by of the Company of approximately 160 surface acres of the Company’s property in Colorado. As consideration for entering into the lease, the Company received $120,000 during the third quarter of 2017. The lease will be in force for an initial term of three years and may be extended by the lessee at 150% of the initial rate. The lessee has also agreed to pay the Company a royalty of 18.75% of the lessee’s revenue attributed to oil and gas produced, saved, and sold attributable to the net mineral interest. The Company is recognizing the initial payment incrementally over the term of the lease.

On February 26, 2018, the Company entered into a further agreement with the same entity as the oil and gas lease to provide them with an easement to an additional part of the Company’s property solely for the purposes of transporting the oil and gas extracted via a pipeline. As consideration for the easement, the Company received $36,960 during the first quarter of 2018. The Company is recognizing this payment incrementally over the eight year term of the easement.

During the three months ended March 31, 2018 and 2017, the Company recognized aggregate revenue of $11,155 and $0, respectively under these oil and gas lease arrangements.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(unaudited)

NOTE 4 – MINERAL ASSETS, ABLATION INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of March 31, 2018 and December 31, 2017, to be approximately $820,434 and $820,434, respectively. During the three months ended March 31, 2018 and 2017, the accretion of the reclamation liabilities was $2,575 and $1,528, respectively. The Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of March 31, 2018 and December 31, 2017 of $199,396 and $196,821, respectively. The gross reclamation liabilities as of March 31, 2018 are secured by certificates of deposit in the amount of $820,434.

On April 11, 2018, the Company received notice from the Colorado Division of Reclamation, Mining and Safety (“CDRMS”) in regards to its reclamation liability. CDRMS has recalculated the Company’s estimated future reclamation liability, which would require the Company to increase its certificates of deposit that secure its reclamation liability by $68,517. The Company has until June 8, 2018 to comply with or appeal the determination. The Company is currently evaluating the notice and determining its position.

Reclamation liability activity for the three months ended March 31, 2018 and 2017 consists of:

	For the three months ended March 31,
	2018	2017
Beginning balance	$196,821	$403,639
Accretion	2,575	1,528
Ending Balance	$199,396	$405,167

NOTE 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of
	March 31, 2018	December 31, 2017
Trade accounts payable	$460,459	$453,618
Accrued liabilities	155,849	148,398
	$616,308	$602,016

NOTE 6 – Notes Payable

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

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(unaudited)

NOTE 6 – Notes Payable, CONTINUED

Notes Payable Summary

Notes payable consisted of:

	Principal	Discount	Balance, Net of Discount	Current	Non-Current
March 31, 2018	$500,000	$7,726	$492,274	$492,274	$—

December 31, 2017	$500,000	$12,550	$487,450	$487,450	$—

The Company’s total interest expense, net, consisted of:

	For the Three Months Ended March 31,
	2018	2017
Interest expense, notes payable	$7,479	$5,861
Amortization of discount on notes payable	4,824	20,324
Accretion of reclamation liabilities	2,575	1,528
Other interest expense	-	726
Interest income	(273)	(275)
Interest expense, net	$14,605	$28,164

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(unaudited)

NOTE 7 - COMMITMENTS

Russell Fryer

On July 28, 2017, Russell Fryer was appointed the Company’s Executive Chairman. On November 13, 2017, the Company entered into a consulting agreement with an affiliate of Mr. Fryer. The agreement became effective on July 28, 2017 and, pursuant to its terms, expires on December 31, 2018. The agreement may be terminated by either party with 90 days’ notice. The agreement provides for compensation of $15,000 per month and an annual bonus at the discretion of the Board of Directors. Pursuant to the agreement, if a change of control occurs wherein the consideration in such change of control is more than USD $2.00 per share, the Company is required to pay a lump sum in the amount of two and one-half times the entity’s annual fee to this entity. On January 29, 2018, the Company provided the requisite 90-day notification to terminate the consulting agreement, effective April 30, 2018. On May 1, 2018, following the termination of this consulting contract, Mr. Fryer resigned as director and executive chairman of the board of directors.

NOTE 8 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share rateably in all assets of the Company that are legally available for distribution. As of March 31, 2018 and December 31, 2017, an unlimited number of common shares were authorized for issuance.

Private Placement

On May 4, 2018, the Company completed a private placement of 909,622 units at a price of CAD $0.68 (USD $0.53) per unit for gross proceeds of CAD $618,543 (USD $481,560). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is immediately exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of March 31, 2018, a total of 20,510,500 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 2,051,050.

On February 8, 2018, the Company granted options under the plan for the purchase of an aggregate of 100,000 shares of common stock to a director. The options have an exercise price of CAD $1.00 (US $0.78 as of March 31, 2018) and vest one half on the date of grant and one half on December 31, 2018. One half of the options expire on January 31, 2023 and the remaining options expire on December 31, 2023.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(unaudited)

NOTE 8 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value	Intrinsic Value
Outstanding - January 1, 2018	1,846,996	$1.92
Granted	100,000	$0.78
Expired, forfeited, or cancelled	(163,332)	$4.56
Exercised	—	—
Outstanding - March 31, 2018	1,783,664	$1.77	3.85	$0.40	$—
Exercisable - March 31, 2018	1,733,664	$1.80	3.80	$0.41	$—

The Company’s stock based compensation expense related to stock options for the three months ended March 31, 2018 and 2017 was $69,832 and $133,282, respectively. As of March 31, 2018, the Company had $2,572 in unamortized stock option expense, which will be amortized over a period of 0.75 years.

The Company utilized the Black-Scholes option pricing model to determine the fair value of these stock options, using the assumptions as outlined below.

February 8, 2018
Stock Price	CAD $0.52
Exercise Price	CAD $1.00
Number of Options Granted	100,000
Dividend Yield	0%
Expected Volatility	49%
Weighted Average Risk-Free Interest Rate	1.64%
Expected life (in years)	2.50 - 3.00

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding, January 1, 2018	4,095,563	$2.27
Outstanding - March 31, 2018	4,095,563	$2.27	3.56	$-
Exercisable - March 31, 2018	4,095,563	$2.27	3.56	$-

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(unaudited)

Note 9 – Mining Expenditures

	For the Three Months Ended March 31,
	2018	2017
Permits	$45,455	$28,751
Maintenance	-	11,867
Contract Labor	3,600	-
	$49,055	$40,618

NOTE 10 – Related Party Transactions (Including Key Management Compensation)

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Pursuant to a consulting agreement, a United States limited liability company owned by a person who was a director, and on July 28, 2017, became the Company’s executive chairman, entered into a consulting agreement with the Company effective April 1, 2016 to provide financial, advisory, and consulting services, including representing the Company to a variety of stakeholders for a six month term ending on September 30, 2016. On October 1, 2016 the Company extended this agreement through January 31, 2017. Professional fees for the three months ended March 31, 2018 and 2017 were $45,000 and $15,014, respectively, related to this agreement. As of March 31, 2018 and December 31, 2017, the Company had $0 and $0, respectively, included in accounts payable and accrued liabilities payable to this entity.

On April 1, 2017, the Company entered into a new consulting agreement with a United States limited liability company owned by a person who is a director. The consulting agreement is to provide assistance with capital raising activities and other financial, advisory, and consulting services for the period April 1, 2017 through June 30, 2017. At June 30, 2017 and the last day of each month thereafter, the agreement may be extended by the Company on a month-to-month basis with seven days’ notice. The agreement has a monthly fee of $15,000. Pursuant to the consulting agreement, if the Company completes a merger with a third party introduced by this director whereby more than 50% of the Company’s then outstanding shares are transferred to that third party, the Company is required to pay a lump sum in an amount of $350,000 to this entity. On January 29, 2018, the Company provided the requisite 90-day notification to terminate the consulting agreement, effective April 30, 2018, upon which date the agreement was terminated. On May 1, 2018, upon termination of the agreement, this director resigned from his positions as director and as executive chairman.

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director, transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $384,290) to Seller within 60 days of the first commercial application of the ablation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $384,290 and $390,350 as of March 31, 2018 and December 31, 2017, respectively.

NOTE 11 – SUBSEQUENT EVENTS

Private placement

On May 4, 2018, the Company completed a private placement of 909,622 units at a price of CAD $0.68 (USD $0.53) per unit for gross proceeds of CAD $618,543 (USD $481,560). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is immediately exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

Shares issued in exchange for accounts payable

On May 4, 2018, the Company issued 60,832 shares of its common stock to two vendors of the Company in satisfaction of an aggregate of CAD $41,366 (USD $32,205) of accounts payable.

Reclamation liability

On April 11, 2018, the Company received a notice from CDRMS. See Note 4 for more information.

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

The Company has registered offices at 330 Bay Street, Suite 1400, Toronto, Ontario, Canada, M5H 2S8 and its common shares are listed on the CSE under the symbol "WUC" and are traded on the OTCQX Best Market under the symbol “WSTRF”. Its principal business activity is the acquisition and development of uranium and vanadium resource properties in the states of Utah and Colorado in the United States of America (“United States”).

Recent Developments

May 2018 Private Placement

On May 4, 2018, the Company completed a private placement of 909,622 units at a price of CAD $0.68 (USD $0.53) per unit for gross proceeds of CAD $618,543 (USD $481,560). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is immediately exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

Shares issued in exchange for accounts payable

On May 4, 2018, the Company issued 60,832 shares of its common stock to two vendors of the Company in satisfaction of an aggregate of CAD $41,366 (USD $32,205) of accounts payable.

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

The Company is exploring the application of Ablation to other minerals, which may not be subject to the same regulatory requirements applicable to uranium.

Letter Of Intent with Pinon Ridge Mill

The Company has entered into a letter of intent with Pinon Ridge Corporation for use of its Ablation at the permitted uranium recovery facilities at the Pinon Ridge Mill site. The letter of intent provides for the processing of all of Western’s ore produced by its mines in the region at the mill site to produce U308 and vanadium utilizing both the application of Ablation mining technology and traditional milling techniques, at a cost to be determined in a definitive agreement. The Pinon Ridge Mill license is held by Pinon Ridge Resources Corporation, a wholly owned subsidiary of Pinon Ridge Corporation, which is owned by Mr. George Glasier, our Chief Executive Officer and a director, Mr. Andrew Wilder, a director, and Mr. Russell Fryer, a former executive chairman and director. The letter of intent is subject to the signing of a definitive agreement between the parties the original deadline as extended has passed but both parties will recommit to constituting a relationship in 2018. Discussions were delayed in 2017 when the board of directors was without a director who did not have a conflict of interest from having an ownership interest in the Pinon Ridge Mill. With the Company's appointment of a new director meeting this criteria, during the first quarter of 2018, the prerequisites are now in place to recommence this initiative. The Pinon Ridge Mill is permitted, but at the pre-development stage.

On April 26, 2018, the radioactive materials license held by Pinon Ridge Resources Corporation for the Pinon Ridge Mill was revoked. Pinon Ridge Resources Corporation disagrees with the ruling and is currently appealing the revocation.

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

The Option and Exploration Agreement provided an extension for an “event of force majeure”. Under this clause, the Company would receive an extension of the period during which it could exercise its option if it experiences an unreasonable delay outside its control that prevents it from exercising the option. On May 10, 2017, the Company provided to STB a notice that it was exercising the force majeure clause due to the delay by government regulators in licensing the Company’s ablation technology and permitting mining at the Hansen property. STB has contested the Company’s finding that an event of force majeure has occurred. Ongoing negotiations continued until September 21, 2017 when the Company and STB agreed to settle the matter through the pre-established arbitration mechanism. Prior to the commencement of arbitration, a settlement was agreed to on February 28, 2018 through the execution of an Amendment of Option and Exploration Agreement. As consideration, the Company paid STB a $20,000 extension payment and granted STB the right to seek a bona fide written offer over the remaining term, and agreed to the removal of the force majeure clause from the agreement. The Company received an extension until July 28, 2019 and a right of first refusal to match any bona fide written offer. Hence the Company already controls 49% of the resource property and retains an option to purchase the 51% of the resource property that the Company does not already own for the duration of the agreement. Further the Company believes the execution of this agreement is without financial implications, and as such, the Company has not made any adjustment to these consolidated financials related to this matter.

Van 4 Mine Temporary Cessation Order

A prior owner of the Van 4 Mine had been granted a first Temporary Cessation from reclamation of the mine by the Colorado Mined Land Reclamation Board (“MLRB”) which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second five-year Temporary Cessation for the Van 4 Mine. Thereafter the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing include all of the parties to the proceeding. The plaintiff organizations were seeking for the court to set aside the board order granting a second five-year temporary cessation period to PRM for the Van 4 Mine. The Colorado state Attorney General was defending this action in the Denver Colorado District Court. On May 8, 2018, the Denver Colorado District Court ruled in favor of PRM, whereby the additional five-year temporary cessation period was granted.

Resignation of Director

On January 28, 2018, the Company provided 90-day notice to Mr. Russell Fryer and Baobab Asset Management that it would be terminating its consulting contract. On May 1, 2018, following the termination of this consulting contract, Mr. Fryer resigned as director and executive chairman of the board of directors.

Appointment of Director

On February 8, 2018, the Company appointed Mr. Bryan Murphy as a director. On May 1, 2018, Mr. Murphy was appointed chairman of the board of directors.

Results of Operations

	For the Three Months Ended March 31,
	2018	2017
Revenue
Lease revenue	$11,155	$-
Expenses
Mining expenditures	49,055	40,618
Professional fees	179,226	225,494
General and administrative	224,919	226,187
Consulting fees	41,214	84,763
Total operating expenses	494,414	577,062

Operating loss	(483,259)	(577,062)

Interest expense, net	14,605	28,164

Net loss	(497,864)	(605,226)

Other comprehensive (loss) gain
Foreign exchange (loss) gain	(2,549)	7,564

Comprehensive Loss	$(500,413)	$(597,662)

Net loss per share - basic and diluted	$(0.02)	$(0.03)

Three Months Ended March 31, 2018 as Compared to the Three Months Ended March 31, 2017

Summary

Our condensed consolidated net loss for the three months ended March 31, 2018 and 2017 was $497,864 and $605,226 or $0.02 and $0.03 per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the three months ended March 31, 2018 and 2017 was $500,413 and $597,662, respectively.

Revenue

Our revenue for the three months ended March 31, 2018 and 2017 was $11,155 and $nil, respectively. The revenue in 2017 resulted from rental income pursuant to a July 18, 2017 lease and February 26, 2018 easement with an oil and gas producer.

Mining Expenditures

Mining expenditures for the three months ended March 31, 2018 were $49,055 as compared to $40,618 for the three months ended March 31, 2017. The increase in mining expenditures of $8,437, or 21% was principally attributable to differences in timing and recognition of permit costs.

Professional Fees

Professional fees for the three months ended March 31, 2018 were $179,226 as compared to $225,494 for the three months ended March 31, 2017. The decrease in professional fees of $46,268, or 21% was principally due to a decrease in audit, legal and accounting fees.

General and Administrative

General and administrative expenses for the three months ended March 31, 2018 were $224,919 as compared to $226,187 for the three months ended March 31, 2017. The decrease in general and administrative expense of $1,268, or 1% is due to a decrease in payroll expenses.

Consulting Fees

Consulting fees for the three months ended March 31, 2018 were $41,214 as compared to $84,763 for the three months ended March 31, 2017. The decrease in consulting fees of $43,549, or 51% was principally related to the decreased costs of consulting agreements with related parties to provide services.

Interest Expense, net

Interest expense, net, for the three months ended March 31, 2018 was $14,605 as compared to $28,164 for the three months ended March 31, 2017. The decrease of interest expense, net, of $13,559, or 48% was attributable to the decrease in interest expense due to the repayments of the Nueco Note and Siebels Note.

Foreign Exchange

Foreign exchange gain (loss) for the three months ended March 31, 2018 was $(2,549) as compared to $7,564 for the three months ended March 31, 2017. The decrease of the foreign exchange loss of $10,113, or 134% is primarily due to the U.S. Dollar strengthening against the Canadian Dollar.

Liquidity and Capital Resources

The Company’s cash balance as of March 31, 2018 was $119,758. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public reporting responsibilities. The Company expects to require additional capital in order to continue the development of Ablation. Management believes that in order to finance the development of the mining properties and Ablation, the Company will be required to raise significant additional capital by way of debt and/or equity. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash used in operating activities

Net cash used in operating activities was $338,228 for the three months ended March 31, 2018, as compared with $582,383 for the three months ended March 31, 2017. Of the $338,228 in net cash used in operating activities, $497,864 is derived from our net loss. During the three months ended March 31, 2018, $14,292 was represented an increase accounts payable and accrued liabilities, $42,289 represented a decrease in prepaid expenses and $25,805 represented an increase in deferred revenue.

Net cash used in investing activities

There was no cash provided by or used in investing activities during the three months ended March 31, 2018 and 2017.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $39,575 as compared to $656,943 for the three months ended March 31, 2017. For the three months ended March 31, 2018, the net cash provided by financing activities consisted of $39,575 from the proceeds received in advance of our May 2018 private placement.

Reclamation Liability

The reclamation liabilities of the US mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of March 31, 2018 to be approximately $820,434. During the three months ended March 31, 2018 and 2017, the accretion of the reclamation liabilities was $2,575 and $1,528, respectively. Except in regard to its Alaska coal mine property (as discussed below), the Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over a thirty year life using a discount rate of 5.4% to a net discounted value as of March 31, 2018 and December 31, 2017 of $199,396 and $196,821, respectively. The gross reclamation liabilities as of March 31, 2018 are secured by certificates of deposit in the amount of $820,434.

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

On February 26, 2018, the Company entered into a further agreement with the same entity as the oil and gas lease to give them an easement to an additional part of the Company’s property solely for the purposes of transporting the oil and gas via a pipeline. As consideration for the easement, the Company received $36,960.

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Pursuant to a consulting agreement, a United States limited liability company owned by a person who was a director, and on July 28, 2017, became the Company’s executive chairman, entered into a consulting agreement with the Company effective April 1, 2016 to provide financial, advisory, and consulting services, including representing the Company to a variety of stakeholders for a six month term ending on September 30, 2016. On October 1, 2016 the Company extended this agreement through January 31, 2017. Professional fees for the three months ended March 31, 2018 and 2017 were $45,000 and $15,014, respectively, related to this agreement. As of March 31, 2018 and December 31, 2017, the Company had $0 and $0, respectively, included in accounts payable and accrued liabilities payable to this entity.

On April 1, 2017, the Company entered into a new consulting agreement with a United States limited liability company owned by a person who is a director. The consulting agreement is to provide assistance with capital raising activities and other financial, advisory, and consulting services for the period April 1, 2017 through June 30, 2017. At June 30, 2017 and the last day of each month thereafter, the agreement may be extended by the Company on a month-to-month basis with seven days’ notice. The agreement has a monthly fee of $15,000. Pursuant to the consulting agreement, if the Company completes a merger with a third party introduced by this director whereby more than 50% of the Company’s then outstanding shares are transferred to that third party, the Company is required to pay a lump sum in an amount of $350,000 to this entity. On January 29, 2018, the Company provided the requisite 90-day notification to terminate the consulting agreement, effective April 30, 2018, upon which date the agreement was terminated. On May 1, 2018, upon termination of the agreement, this director resigned from his positions as director and executive chairman.

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director, transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to the seller and committed to pay AUD $500,000 (USD $384,290) to the seller within 60 days of the first commercial application of the ablation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount estimable, the Company recorded the deferred contingent consideration as an assumed liability.

Going Concern

The Company has incurred continuing losses from its operations and as of March 31, 2018 the Company had an accumulated deficit of $5,038,007 and working capital deficit of $857,006.

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

Off Balance Sheet Arrangements

As of March 31, 2018, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of March 31, 2018, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2018, due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

Remediation of Material Weakness

Management has developed a plan and related timeline for the Company to design a set of control procedures and the related required documentation thereof in order to address this material weakness. However, until the Company has the proper staff in place, it likely will not be able to remediate its material weaknesses.

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

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of March 31, 2018, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Form 10-K as filed with the Securities and Exchange Commission on April 2, 2018. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

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

WESTERN URANIUM CORPORATION

Date: May 15, 2018	By:	/s/ George Glasier
George Glasier
Chief Executive Officer (Principal executive officer)

Date: May 15, 2018	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal financial and accounting officer)

