Form 10-Q
period 2018-06-30
Western Uranium Corp
filed 2018-08-20
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 17, 2018, 25,913,568 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM CORPORATION

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in $USD)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash	$280,563	$427,020
Prepaid expenses	99,997	190,435
Marketable securities	4,960	3,123
Other current assets	78,888	64,763
Total current assets	464,408	685,341

Restricted cash	820,474	820,434
Mineral properties	11,645,218	11,645,218
Ablation intellectual property	9,488,051	9,488,051

Total assets	$22,418,151	$22,639,044

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$586,320	$602,016
Subscription payable	78,367	-
Current portion of notes payable	497,200	487,450
Deferred revenue, current portion	44,620	40,000
Total current liabilities	1,206,507	1,129,466

Reclamation liability	202,034	196,821
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	370,151	390,350
Deferred revenue, net of current portion	70,030	60,000

Total liabilities	4,557,609	4,485,524

Commitments

Shareholders’ Equity
Common stock, no par value, unlimited authorized shares, 21,481,260 and 20,510,806 shares issued as of June 30, 2018 and December 31, 2017, respectively and 21,480,954 and 20,510,500 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	23,202,228	22,657,529
Treasury shares, 306 and 306 shares held in treasury as of June 30, 2018 and December 31, 2017, respectively	-	-
Accumulated deficit	(5,394,996)	(4,540,143)
Accumulated other comprehensive income	53,310	36,134
Total shareholders’ equity	17,860,542	18,153,520
Total liabilities and shareholders’ equity	$22,418,151	$22,639,044

The accompanying notes are in integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in $USD)

(Unaudited)

	Three months ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Lease revenue	$11,155	$-	$22,310	$-

Expenses
Mining expenditures	44,474	38,636	93,529	79,254
Professional fees	88,291	149,889	267,517	375,383
General and administrative	155,378	157,326	380,297	383,513
Consulting fees	68,736	117,368	109,950	202,131
Total operating expenses	356,879	463,219	851,293	1,040,281

Operating loss	(345,724)	(463,219)	(828,983)	(1,040,281)

Interest expense, net	11,265	10,580	25,870	38,744

Net loss	(356,989)	(473,799)	(854,853)	(1,079,025)

Other comprehensive income
Foreign exchange gain	19,725	2,857	17,176	10,421

Comprehensive loss	$(337,264)	$(470,942)	$(837,677)	$(1,068,604)

Loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.06)

Weighted average shares outstanding, basic and diluted	21,129,031	19,574,709	20,821,474	19,253,245

The accompanying notes are in integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in $USD)

(Unaudited)

	Common Stock		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income	Total

Balance as of January 1, 2018	20,510,500	$22,657,529	306	$-	$(4,540,143)	$36,134	$18,153,520
Sale of 909,622 units on May 4, 2018 in private placement	909,622	457,608	-	-	-	-	457,608
Issuance of 60,832 shares of common stock in exchange of accounts payable	60,832	32,251	-	-	-	-	32,251
Stock based compensation - stock options	-	54,840	-	-	-	-	54,840
Foreign exchange gain	-	-	-	-	-	17,176	17,176
Net loss	-	-	-	-	(854,853)	-	(854,853)
Balance as of June 30, 2018	21,480,954	$23,202,228	306	$-	$(5,394,996)	$53,310	$17,860,542

The accompanying notes are in integral part of these condensed consolidated financial statements.

WESTERN URANIUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in $USD)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(854,853)	$(1,079,025)
Reconciliation of net loss to cash used in operating activities:
Accretion of reclamation liability	5,213	4,027
Amortization of debt discount on notes payable	9,750	11,806
Stock based compensation	54,840	133,282
Change in foreign exchange on marketable securities	(1,837)	(103)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	76,273	(91,279)
Accounts payable and accrued liabilities, net of shares issued for accounts payable	16,555	-
Deferred revenue	14,650	(34,498)
Net cash used in operating activities	(679,409)	(1,055,790)

Cash Flows From Financing Activities:
Payment of Nueco Note	-	(185,564)
Issuance of Common shares, net of offering costs	457,608	814,078
Receipt of subscription receivable	-	28,429
Receipt of subscription payable	78,367	-
Net cash provided by financing activities	535,975	656,943

Effect of foreign exchange rate on cash	(3,023)	22,321

Net decrease in cash	(146,457)	(376,526)

Cash - beginning	427,020	791,814

Cash - ending	$280,563	$415,288

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

Non-cash financing activities:

Shares issued for accounts payable and accrued expenses	$32,251	$83,338

There were no cash flows from investing activities during the six months ended June 30, 2018 and 2017

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

On June 29, 2018, the shareholders of the Company approved the name change of the Company from “Western Uranium Corporation” to “Western Uranium and Vanadium Corp.” The Company has not yet effected this approved change.

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company has incurred continuing losses from its operations and as of June 30, 2018, the Company had an accumulated deficit of $5,394,996 and a working capital deficiency of $742,099.

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

On July 30, 2018, the Company completed a private placement of 2,525,526 units at a price of CAD $0.68 (USD $0.52) per unit for gross proceeds of CAD $1,717,358 (USD $1,319,096). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is immediately exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

On August 9, 2018, the Company completed a private placement of 1,907,088 units at a price of CAD $0.68 (USD $0.52) per unit for gross proceeds of CAD $1,296,820 (USD $1,000,000). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is immediately exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 2 - LIQUIDITY AND GOING CONCERN, CONTINUED

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2017, as filed with the SEC on April 2, 2018. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2018.

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

(Stated in $USD)

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Fair Values of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts payable, accrued liabilities, notes payable, and subscriptions payable approximate their fair value due to the short-term nature of these instruments. Marketable securities are adjusted to fair value at each balance sheet date based on quoted prices which are considered level 1 inputs. The reclamation deposits, which are reflected in restricted cash on the consolidated balance sheets, are deposits mainly invested in certificates of deposit at major financial institutions and their fair values were estimated to approximate their carrying values. The Company’s operations and financing activities are conducted primarily in United States dollars and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and restricted cash, but mitigates this risk by keeping these deposits at major financial institutions.

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

Fair Values of Financial Instruments, continued

Level 2 Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

Level 3 Significant unobservable inputs that cannot be corroborated by market data.

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of June 30, 2018	$4,960	$-	$-

Marketable securities as of December 31, 2017	$3,123	$-	$-

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

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Income Taxes, continued

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2018 and December 31, 2017, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three and six months ended June 30, 2018 and December 31, 2017. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company has identified its federal tax return and its state tax returns in Colorado and Utah as its “major” tax jurisdictions, and such returns for the years 2014 through 2017 remain subject to examination.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%. As December 31, 2017, the Company had made a reasonable estimate of the effects of the Tax Act. This estimate incorporates assumptions made based upon the Company’s current interpretation of the Tax Act, and may change as the Company may receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves. In accordance with SEC Staff Accounting Bulletin No. 118, the Company will finalize the accounting for the effects of the Tax Act no later than the fourth quarter of 2018. Future adjustments made to the provisional effects will be reported as a component of income tax expense in the reporting period in which any such adjustments are determined. Based on the new tax law that lowers corporate tax rates, on December 31, 2017, the Company revalued its deferred tax assets.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three and six months ended June 30, 2018 and 2017 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Six Months Ended June 30,
	2018	2017
Warrants to purchase shares of common stock	4,587,124	3,341,572
Options to purchase shares of common stock	1,783,664	1,346,996
Total potentially dilutive securities	6,370,788	4,688,568

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements, other than those disclosed below or in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2018.

In August 2016 the FASB issued Topic ASU No. 2016-15 “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted ASU 2016-15 on January 1, 2018 and it has not had a material impact on its condensed consolidated statement of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 amends the classification and presentation of changes in restricted cash or restricted cash equivalents in the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2018 and it has not had a material impact on its condensed consolidated statement of cash flows.

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

The Company has elected to apply the modified retrospective method and there was no impact on the condensed consolidated financial statements. Accordingly, the new revenue standard has been applied prospectively in the Company’s condensed consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

The Company performed an analysis and determined that its revenues are not within the scope of ASC 606, and as such, the Company determined that its methods of recognizing revenues have not been impacted by the new guidance.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 4 - MINERAL ASSETS, ABLATION INTELLECTUAL PROPERTY AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of June 30, 2018, include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of June 30, 2018, include Hansen, North Hansen, High Park, Hansen Picnic Tree, and Taylor Ranch, located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Wyoming and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado and Wyoming. All of the mining assets represent properties which have previously been mined to different degrees for uranium.

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

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 4 - MINERAL ASSETS, ABLATION INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

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

The Company’s mineral properties and ablation intellectual property are:

	As of
	June 30, 2018	December 31, 2017
Mineral properties	$11,645,218	$11,645,218
Ablation intellectual property	$9,488,051	$9,488,051

Oil and Gas Lease and Easement

On July 18, 2017, an oil and gas lease became effective with respect to minerals and mineral rights owned by the Company of approximately 160 surface acres of the Company’s property in Colorado. As consideration for entering into the lease, the Company received $120,000 during the third quarter of 2017. The lease will be in force for an initial term of three years and may be extended by the lessee at 150% of the initial rate. The lessee has also agreed to pay the Company a royalty of 18.75% of the lessee’s revenue attributed to oil and gas produced, saved, and sold attributable to the net mineral interest. The Company is recognizing the initial payment incrementally over the term of the lease.

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

During the three months ended June 30, 2018 and 2017, the Company recognized aggregate revenue of $11,155 and $0, and for the six months ended June 30, 2018 and 2017 the Company recognized aggregate revenue of $22,310 and $0, respectively, under these oil and gas lease arrangements.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 4 - MINERAL ASSETS, ABLATION INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of June 30, 2018 and December 31, 2017, to be approximately $820,434 and $820,434, respectively. During the three months ended June 30, 2018 and 2017, the accretion of the reclamation liabilities was $2,638 and $2,499, and for the six months ended June 30, 2018 and 2017 was $5,213 and $4,027, respectively. The Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of June 30, 2018 and December 31, 2018 of $202,034 and $196,821, respectively. The gross reclamation liabilities as of June 30, 2018 are secured by certificates of deposit in the amount of $820,474.

On April 11, 2018, the Company received notice from the Colorado Division of Reclamation, Mining and Safety (“CDRMS”) in regard to its reclamation liability. CDRMS has recalculated the Company’s estimated future reclamation liability, which would require the Company to increase its certificates of deposit that secure its reclamation liability by $68,517. The Company has until June 8, 2018 to comply with or appeal the determination. The Company is currently evaluating the notice and determining its position. On June 8, 2018, CDPHE extended the deadline for which the Company had to fund the additional reclamation bonds to August 7, 2018.  On August 7, 2018, the Company paid CDPHE $68,517 in additional reclamation bonds to satisfy their requirement.

Reclamation liability activity for the six months ended June 30, 2018 and 2017 consists of:

	For the six months ended June 30,
	2018	2017
Beginning balance	$196,821	$403,639
Accretion	5,213	4,027
Ending Balance	$202,034	$407,666

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of:

	As of
	June 30, 2018	December 31, 2017
Trade accounts payable	$430,975	$453,618
Accrued liabilities	155,345	148,398
	$586,320	$602,016

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 6 - NOTES PAYABLE

EFHC Note

On August 18, 2014, in connection with the purchase of certain of the mineral properties, the Company entered into a note payable with Energy Fuels Holding Corporation (“EFHC”) (the “EFHC Note”) for $500,000. The EFHC Note bears interest at a rate of 3.0% per annum and is secured by a first priority interest in certain of the Company’s mineral properties. On the date of the purchase, the Company recorded the EFHC Note net of a discount for interest of $73,971 at a rate of 4% per annum, resulting in a total effective interest rate of 7% per annum. The discount is being amortized using the effective interest method over the life of the loan. All principal on the EFHC Note is due and payable on August 18, 2018 and interest on the EFHC Note is due and payable annually beginning August 18, 2015. See Note 11 for a disclosure related to the subsequent extension of the EFHC Note.

Notes Payable Summary

Notes payable consisted of:

	Principal	Discount	Balance, Net of Discount	Current	Non-Current
June 30, 2018	$500,000	$2,800	$497,200	$497,200	$-

December 31, 2017	$500,000	$12,550	$487,450	$487,450	$-

The Company’s total interest expense, net, consisted of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense, notes payable	$3,742	$3,740	$11,221	$9,601
Amortization of discount on notes payable	4,925	4,733	9,749	25,056
Accretion of reclamation liabilities	2,638	2,499	5,213	4,027
Other interest expense	-	261	-	988
Interest income	(40)	(653)	(313)	(928)
Interest expense, net	$11,265	$10,580	$25,870	$38,744

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

Vanadium Joint Venture

On June 1, 2018, the Company signed a letter agreement with Battery Mineral Resource Nevada, Inc. (“BMR”) to form a joint venture for vanadium development at the Sage Mine.

Pursuant to the agreement, BMR will underwrite the cost of scoping, engineering and technical studies during the due diligence period to prepare for commencing pre-production work for resumption of production. Subsequent to the due diligence work program, BMR has the option to enter into a definitive joint venture agreement which will trigger an additional buy-in payment to the Company. Thereafter BMR and the Company will divide joint venture expenditures 50/50 and divide vanadium offtake 65/35 and uranium offtake 10/90. The higher percentage of vanadium offtake for BMR aligns with its rechargeable battery and energy storage mandate. The agreed deal structure compensates the Company for the differential in the offtake percentage. The agreement provides BMR an additional period to exercise a short-term option to purchase the entire Sage Mine Project. BMR also retains the right to not proceed beyond due diligence.

Since the agreement was signed during the first week of June, vanadium prices have risen from over $14 per pound to over $18 per pound.  Consequently, rather than pursuing a joint venture, BMR has provided notification of their desire to exercise the purchase option. Both parties are working toward the completion of a definitive agreement for the Sage Mine Project

Supply Contract

In December 2015, the Company signed a uranium concentrates supply agreement with a major U.S. utility for delivery commencing in 2018 and continuing for a five year period through 2022. As the Company is not currently in production, a partial assignment agreement was put in place whereby the assignee accepted the Company’s right to the Year 1 delivery of 125,000 pounds of natural uranium concentrates. The delivery was made on May 1, 2018 and the assignee was paid the full consideration under the agreement. The Company did not recognize any gain or loss on this transaction.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 8 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share rateably in all assets of the Company that are legally available for distribution. As of June 30, 2018 and December 31, 2017, an unlimited number of common shares were authorized for issuance.

Shares issued for Accounts Payable

On May 4, 2018, the Company issued 60,832 shares of its common stock in exchange for approximately $32,251 of its accounts payable outstanding with certain creditors.

Private Placement

On May 4, 2018, the Company completed a private placement of 909,622 units at a price of CAD $0.68 (USD $0.51) per unit for gross proceeds of CAD $618,543 (USD $466,402). The Company paid USD $8,794 in offering costs and received net proceeds of USD $457,608. Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is immediately exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of June 30, 2018, a total of 21,480,954 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 2,148,095.

On February 8, 2018, the Company granted options under the plan for the purchase of an aggregate of 100,000 shares of common stock to a director. The options have an exercise price of CAD $1.00 (US $0.76 as of June 30, 2018) and vest one half on the date of grant and one half on December 31, 2018. One half of the options expire on January 31, 2023 and the remaining options expire on December 31, 2023.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 8 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value	Intrinsic Value
Outstanding - January 1, 2018	1,846,996	$1.92
Granted	100,000	$0.76
Expired, forfeited, or cancelled	(163,332)	$4.47
Exercised	-	-
Outstanding - June 30, 2018	1,783,664	$1.74	3.60	$0.40	$-
Exercisable - June 30, 2018	1,733,664	$1.76	3.55	$0.41	$-

The Company’s stock based compensation expense related to stock options for the three months ended June 30, 2018 and 2017 was $652 and $0 and for the six months ended June 30, 2018 and 2017 was $54,840 and $133,282, respectively. As of June 30, 2018, the Company had $1,715 in unamortized stock option expense, which will be amortized over a period of 0.50 years.

The Company utilized the Black-Scholes option pricing model to determine the fair value of these stock options, using the assumptions as outlined below.

February 8, 2018
Stock Price	CAD $0.52
Exercise Price	CAD $1.00
Number of Options Granted	100,000
Dividend Yield	0%
Expected Volatility	49%
Weighted Average Risk-Free Interest Rate	1.64%
Expected life (in years)	2.50 - 3.00

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Intrinsic Value
Outstanding, January 1, 2018	4,095,563	$2.27
Granted	491,561	$0.87
Outstanding - June 30, 2018	4,587,124	$1.87	3.15	$-
Exercisable - June 30, 2018	4,587,124	$1.87	3.15	$-

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 9 - MINING EXPENDITURES

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Permits	$33,124	$1,889	$78,579	$5,303
Maintenance	300	32,222	3,900	69,426
Contract Labor	11,050	4,525	11,050	4,525
	$44,474	$38,636	$93,529	$79,254

NOTE 10 - RELATED PARTY TRANSACTIONS (INCLUDING KEY MANAGEMENT COMPENSATION)

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Pursuant to a consulting agreement, a United States limited liability company owned by a person who was a director, and on July 28, 2017, became the Company’s executive chairman, entered into a consulting agreement with the Company effective April 1, 2016 to provide financial, advisory, and consulting services, including representing the Company to a variety of stakeholders for a six month term ending on September 30, 2016. On October 1, 2016 the Company extended this agreement through January 31, 2017. Professional fees for the three months ended June 30, 2018 and 2017 were $28,680 and $45,000, respectively, and $73,680 and $60,000 for the six months ended June 30, 2018 and 2017, respectively, related to this agreement. As of June 30, 2018 and December 31, 2017, the Company had $0 and $0, respectively, included in accounts payable and accrued liabilities payable to this entity.

On April 1, 2017, the Company entered into a new consulting agreement with a United States limited liability company owned by a person who was a director. The consulting agreement is to provide assistance with capital raising activities and other financial, advisory, and consulting services for the period April 1, 2017 through June 30, 2017. At June 30, 2017 and the last day of each month thereafter, the agreement may be extended by the Company on a month-to-month basis with seven days’ notice. The agreement has a monthly fee of $15,000. Pursuant to the consulting agreement, if the Company completes a merger with a third party introduced by this director whereby more than 50% of the Company’s then outstanding shares are transferred to that third party, the Company is required to pay a lump sum in an amount of $350,000 to this entity. On January 29, 2018, the Company provided the requisite 90-day notification to terminate the consulting agreement, effective April 30, 2018, upon which date the agreement was terminated. On May 1, 2018, upon termination of the agreement, this director resigned his positions as director and as executive chairman.

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director, transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $384,290) to Seller within 60 days of the first commercial application of the ablation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $370,151 and $390,350 as of June 30, 2018 and December 31, 2017, respectively.

WESTERN URANIUM CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 11 - SUBSEQUENT EVENTS

Right-of-way grant agreement

On July 1, 2018, the Company entered into a right of way agreement with a third party, whereby, the Company has granted “right of way” access to a portion of its mineral properties in exchange for an up front payment of $3,624.

Private placements

On July 30, 2018, the Company completed a private placement of 2,525,526 units at a price of CAD $0.68 (USD $0.52) per unit for gross proceeds of CAD $1,717,358 (USD $1,319,096). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is immediately exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

On August 9, 2018, the Company completed a private placement of 1,907,088 units at a price of CAD $0.68 (USD $0.52) per unit for gross proceeds of CAD $1,296,820 (USD $1,000,000). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is immediately exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

Modification of EFHC Note

Prior to the August 18, 2018 maturity, the Company and EFHC modified the EFHC Note to extend the maturity date to September 4, 2018.

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

On June 29, 2018, the shareholders of the Company approved the name change of the Company from “Western Uranium Corporation” to “Western Uranium and Vanadium Corp.” The Company has not yet effected this approved change.

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

July 2018 Private Placement

On July 30, 2018, the Company completed a private placement of 2,525,526 units at a price of CAD $0.68 (USD $0.52) per unit for gross proceeds of CAD $1,717,358 (USD $1,319,096). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is immediately exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

August 2018 Private Placement

On August 9, 2018, the Company completed a private placement of 1,907,088 units at a price of CAD $0.68 (USD $0.52) per unit for gross proceeds of CAD $1,296,820 (USD $1,000,000). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is immediately exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

Shares issued in exchange for accounts payable

On May 4, 2018, the Company issued 60,832 shares of its common stock to two vendors of the Company in satisfaction of an aggregate of CAD $41,366 (USD $32,251) of accounts payable.

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

Pinon Ridge Mill

The Company has entered into a letter of intent with Pinon Ridge Corporation for use of its Ablation technology at the uranium recovery facilities at the Pinon Ridge Mill site. The letter of intent provides for the processing of all of Western’s ore produced by its mines in the region at the mill site to produce U308 and vanadium utilizing both the application of Ablation mining technology and traditional milling techniques, at a cost to be determined in a definitive agreement. The Pinon Ridge Mill license is held by Pinon Ridge Resources Corporation, a wholly owned subsidiary of Pinon Ridge Corporation, which is owned by Mr. George Glasier, our Chief Executive Officer and a director, Mr. Andrew Wilder, a director, and Mr. Russell Fryer, a former executive chairman and director. The letter of intent is subject to the signing of a definitive agreement between the parties the original deadline as extended has passed but both parties will recommit to constituting a relationship in 2018.

On April 26, 2018, the radioactive materials license held by Pinon Ridge Resources Corporation for the Pinon Ridge Mill was revoked thus delaying development efforts. Colorado’s radiation regulators advised Pinon Ridge Resources Corporation that pursuing reapplication would be its best alternative. Pinon Ridge Resources Corporation continues to evaluate next steps and the costs and delays likely to be imposed by a coalition of environmental groups further contesting the issuance of the radioactive materials license.

Western’s plan to utilize the Pinon Ridge Mill is subject to Pinon Ridge Resources Corporation’s ability to obtain a radioactive materials license for the mill. Western also does not currently have a toll milling agreement from one of the three licensed conventional mills in the United States, of which Energy Fuels’ White Mesa Mill is the only mill that is currently operational. Thus, Western’s ability to bring its properties into production may be delayed to the extent that the Company is dependent upon acquiring a toll milling agreement.

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

Extension of EFHC Note

Prior to August 18, 2018, the Company and EFHC modified the EFHC Note to extend the maturity date to September 4, 2018.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Lease revenue	$11,155	$-	$22,310	$-

Expenses
Mining expenditures	44,474	38,636	93,529	79,254
Professional fees	88,291	149,889	267,517	375,383
General and administrative	155,378	157,326	380,297	383,513
Consulting fees	68,736	117,368	109,950	202,131
Total operating expenses	356,879	463,219	851,293	1,040,281

Operating loss	(345,724)	(463,219)	(828,983)	(1,040,281)

Interest expense, net	11,265	10,580	25,870	38,744

Net loss	(356,989)	(473,799)	(854,853)	(1,079,025)

Other Comprehensive loss
Foreign exchange gain	19,725	2,857	17,176	10,421

Comprehensive Loss	$(337,264)	$(470,942)	$(837,677)	$(1,068,604)

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.06)

Three Months Ended June 30, 2018 as Compared to the Three Months Ended June 30, 2017

Summary

Our condensed consolidated net loss for the three months ended June 30, 2018 and 2017 was $356,989 and $473,799 or $0.02 and $0.02 per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the three months ended June 30, 2018 and 2017 was $337,264 and $470,942, respectively.

Revenue

Our revenue for the three months ended June 30, 2018 and 2017 was $11,155 and $nil, respectively. The revenue in 2018 resulted from lease revenue pursuant to a July 18, 2017 lease agreement and February 2, 2018 easement. Both counterparties are from the oil and gas industry.

Mining Expenditures

Mining expenditures for the three months ended June 30, 2018 were $44,474 as compared to $38,636 for the three months ended June 30, 2017. The increase in mining expenditures of $5,838, or 15% was principally attributable to differences in timing of the realization and recognition of mineral resource payments.

Professional Fees

Professional fees for the three months ended June 30, 2018 were $88,291 as compared to $149,889 for the three months ended June 30, 2017. The decrease in professional fees of $61,598, or 41% was principally due to a decrease in investor relations fee of $42,508 and legal services of $10,414. The decrease in investor relations fees was due to differences in the timing of payments resulting from the Company changing investor relations groups.

General and Administrative

General and administrative expenses for the three months ended June 30, 2018 were $155,378 as compared to $157,326 for the three months ended June 30, 2017. The de minimus decrease in general and administrative expense of $1,948, or 1% is due to changes in various general and administrative expenses.

Consulting Fees

Consulting fees for the three months ended June 30, 2018 were $68,736 as compared to $117,368 for the three months ended June 30, 2017. The decrease in consulting fees of $48,632, or 41% was principally related to a decrease in consultant utilization and the Company’s chief financial officer being moved from a consulting roll to an employee roll.

Interest Expense, net

Interest expense, net, for the three months ended June 30, 2018 was $11,265 as compared to $10,580 for the three months ended June 30, 2017. The increase of interest expense, net, of $685, or 7% was attributable to a decrease in interest income during 2017.

Foreign Exchange

Foreign exchange gain (loss) for the three months ended June 30, 2018 was $19,725 as compared to $2,857 for the three months ended June 30, 2017. The increase of the foreign exchange gain of $16,868, or 590% is primarily due to the U.S. Dollar strengthening against the Canadian Dollar.

Six Months Ended June 30, 2018 as Compared to the Six Months Ended June 30, 2017

Summary

Our condensed consolidated net loss for the six months ended June 30, 2018 and 2017 was $854,853 and $1,079,025 or $0.04 and $0.06 per share, respectively. The principal components of these period over period changes are discussed below.

Our comprehensive loss for the six months ended June 30, 2018 and 2017 was $837,677 and $1,068,604, respectively.

Revenue

Our revenue for the six months ended June 30, 2018 and 2017 was $22,310 and $nil, respectively. The revenue in 2018 resulted from lease revenue pursuant to a July 18, 2017 lease agreement and February 2, 2018 easement. Both counterparties are from the oil and gas industry.

Mining Expenditures

Mining expenditures for the six months ended June 30, 2018 were $93,529 as compared to $79,254 for the six ended June 30, 2017. The increase in mining expenditures of $14,275, or 18% was principally attributable to the realization and recognition of mineral resource costs in the fourth quarter of 2017.

Professional Fees

Professional fees for the six months ended June 30, 2018 were $267,517 as compared to $375,383 for the six months ended June 30, 2017. The decrease in professional fees of $107,866, or 29% was principally due to the Company’s cost cutting initiatives which resulted in decreases in regulatory compliance costs and included an audit fee decrease of $9,807 or 20%, a legal fee decrease of $62,124 or 41%, and an accounting fee decrease of $49,212.

General and Administrative

General and administrative expenses for the six months ended June 30, 2018 were $380,297 as compared to $383,513 for the six months ended June 30, 2017. The de minimus decrease in general and administrative expense of $3,216, or 1% is due to changes in various general and administrative expenses.

Consulting Fees

Consulting fees for the six months ended June 30, 2018 were $109,950 as compared to $202,131 for the six months ended June 30, 2017. The decrease in consulting fees of $92,181, or 46% was principally related to the decrease in consultant utilization and the Company’s chief financial officer being moved from a consulting role to an employee role.

Interest Expense, net

Interest expense, net, for the six months ended June 30, 2018 was $25,870 as compared to $38,744 for the six months ended June 30, 2017. The decrease of interest expense, net, of $12,874, or 33% was attributable to the 2017 repayment of the Nueco Note.

Foreign Exchange

Foreign exchange gain (loss) for the six months ended June 30, 2018 was $17,176 as compared to $10,421 for the six months ended June 30, 2017. The increase of the foreign exchange gain of $6,755, or 65% is primarily due to the U.S. Dollar strengthening against the Canadian Dollar.

Liquidity and Capital Resources

The Company’s cash balance as of June 30, 2018 was $280,563. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public company reporting responsibilities. The Company expects to require additional capital in order to continue the development of Ablation. Management believes that in order to finance the development of the mining properties and Ablation, the Company will be required to raise additional capital by way of debt and/or equity. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash used in operating activities

Net cash used in operating activities was $679,409 for the six months ended June 30, 2018, as compared with $1,055,790 for the six months ended June 30, 2017. Of the $679,409 in net cash used in operating activities, $854,853 is derived from our net loss. During the six months ended June 30, 2018, $16,555 represented an increase in accounts payable and accrued liabilities, $76,273 represented a decrease in prepaid expenses, $14,650 represented an increase in deferred revenue and $54,840 represented non-cash stock based compensation.

Net cash used in investing activities

There was no cash provided by or used in investing activities during the six months ended June 30, 2018 and 2017.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $535,975 as compared to $656,943 for the six months ended June 30, 2017. For the six months ended June 30, 2018, the net cash provided by financing activities consisted of $457,608 from the proceeds received in our May 2018 private placement.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of June 30, 2018 and December 31, 2017, to be approximately $820,434 and $820,434, respectively. During the three months ended June 30, 2018 and 2017, the accretion of the reclamation liabilities was $2,638 and $2,499, and for the six months ended June 30, 2018 and 2017 was $5,213 and $4,027, respectively. The Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of June 30, 2018 and December 31, 2018 of $202,034 and $196,821, respectively. The gross reclamation liabilities as of June 30, 2018 are secured by certificates of deposit in the amount of $820,474.

Oil and Gas Lease

On July 18, 2017, an oil and gas lease became effective with respect to minerals and mineral rights owned by the Company of approximately 160 surface acres of the Company’s property in Colorado. As consideration for entering into the lease, the Company received $120,000 during the third quarter of 2017. The lease will be in force for an initial term of three years and may be extended by the lessee at 150% of the initial rate. The lessee has also agreed to pay the Company a royalty of 18.75% of the lessee’s revenue attributed to oil and gas produced, saved, and sold attributable to the net mineral interest.

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

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Pursuant to a consulting agreement, a United States limited liability company owned by a person who was a director, and on July 28, 2017, became the Company’s executive chairman, entered into a consulting agreement with the Company effective April 1, 2016 to provide financial, advisory, and consulting services, including representing the Company to a variety of stakeholders for a six month term ending on September 30, 2016. On October 1, 2016 the Company extended this agreement through January 31, 2017. Professional fees for the three months ended June 30, 2018 and 2017 were $28,680 and $45,000, respectively, and $73,680 and $60,000 for the six months ended June 30, 2018 and 2017, respectively, related to this agreement. As of June 30, 2018 and December 31, 2017, the Company had $0 and $0, respectively, included in accounts payable and accrued liabilities payable to this entity.

On April 1, 2017, the Company entered into a new consulting agreement with a United States limited liability company owned by a person who was a director. The consulting agreement is to provide assistance with capital raising activities and other financial, advisory, and consulting services for the period April 1, 2017 through June 30, 2017. At June 30, 2017 and the last day of each month thereafter, the agreement may be extended by the Company on a month-to-month basis with seven days’ notice. The agreement has a monthly fee of $15,000. Pursuant to the consulting agreement, if the Company completes a merger with a third party introduced by this director whereby more than 50% of the Company’s then outstanding shares are transferred to that third party, the Company is required to pay a lump sum in an amount of $350,000 to this entity. On January 29, 2018, the Company provided the requisite 90-day notification to terminate the consulting agreement, effective April 30, 2018, upon which date the agreement was terminated. On May 1, 2018, upon termination of the agreement, this director resigned his positions as director and as executive chairman.

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director, transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $384,290) to Seller within 60 days of the first commercial application of the ablation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $370,151 and $390,350 as of June 30, 2018 and December 31, 2017, respectively.

Going Concern

The Company has incurred continuing losses from its operations and as of June 30, 2018 the Company had an accumulated deficit of $5,394,996 and a working capital deficiency of $742,099.

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

There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned product development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern to sustain operations for at least one year from the issuance of the accompanying condensed consolidated financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off Balance Sheet Arrangements

As of June 30, 2018, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2018, due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of June 30, 2018, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

WESTERN URANIUM CORPORATION

Date: August 20, 2018	By:	/s/ George Glasier
George Glasier
Chief Executive Officer (Principal executive officer)

Date: August 20, 2018	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal financial and accounting officer)

