Form 10-Q
period 2018-09-30
Western Uranium & Vanadium Corp.
filed 2018-11-14
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-55626

WESTERN URANIUM & VANADIUM CORP.

(Exact Name of Registrant as Specified in Its Charter)

Ontario, Canada	98-1271843
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

330 Bay Street, Suite 1400 Toronto, Ontario, Canada	M5H 2S8
(Address of Principal Executive Offices)	(Zip Code)

(970) 864-2125

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2018, 25,944,175 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

i

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

WESTERN URANIUM & VANADIUM CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in $USD)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash	$1,180,318	$427,020
Prepaid expenses	252,023	190,435
Marketable securities	5,049	3,123
Other current assets	91,217	64,763
Total current assets	1,528,607	685,341

Restricted cash	888,991	820,434
Mineral properties	11,681,720	11,645,218
Ablation intellectual property	9,488,051	9,488,051

Total assets	$23,587,369	$22,639,044

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$453,355	$602,016
Current portion of notes payable	-	487,450
Deferred revenue, current portion	44,620	40,000
Total current liabilities	497,975	1,129,466

Reclamation liability	221,557	196,821
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	361,219	390,350
Deferred revenue, net of current portion	62,500	60,000

Total liabilities	3,852,138	4,485,524

Commitments

Shareholders’ Equity
Common stock, no par value, unlimited authorized shares, 25,913,874 and 20,510,806 shares issued as of September 30, 2018 and December 31, 2017, respectively and 25,913,568 and 20,510,500 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	25,538,161	22,657,529
Treasury shares, 306 and 306 shares held in treasury as of September 30, 2018 and December 31, 2017, respectively	-	-
Accumulated deficit	(5,873,301)	(4,540,143)
Accumulated other comprehensive income	70,371	36,134
Total shareholders’ equity	19,735,231	18,153,520
Total liabilities and shareholders’ equity	$23,587,369	$22,639,044

The accompanying notes are in integral part of these condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in $USD)

(Unaudited)

	Three months ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Lease revenue	$11,155	$10,000	$33,465	$10,000

Expenses
Mining expenditures	23,898	48,181	117,427	127,435
Professional fees	90,903	127,485	358,420	502,868
General and administrative	322,812	96,723	703,109	480,236
Consulting fees	43,984	63,757	153,934	265,888
Total operating expenses	481,597	336,146	1,332,890	1,376,427

Operating loss	(470,442)	(326,146)	(1,299,425)	(1,366,427)

Interest expense, net	7,863	10,911	33,733	49,655

Net loss	(478,305)	(337,057)	(1,333,158)	(1,416,082)

Other comprehensive income
Foreign exchange gain	17,061	(2,360)	34,237	8,061

Comprehensive loss	$(461,244)	$(339,417)	$(1,298,921)	$(1,408,021)

Loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.07)

Weighted average shares outstanding, basic and diluted	24,391,393	19,663,144	22,024,524	19,391,380

The accompanying notes are in integral part of these condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF  CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in $USD)

(Unaudited)

	Common Stock		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income	Total

Balance as of January 1, 2018	20,510,500	$22,657,529	306	$-	$(4,540,143)	$36,134	$18,153,520
Sale of 909,622 units on May 4, 2018 in private placement	909,622	457,608	-	-	-	-	457,608
Sale of 2,525,526 units on July 27, 2018 in private placement	2,525,526	1,272,210	-	-	-	-	1,272,210
Sale of 1,907,088 units on August 9, 2018 in private placement	1,907,088	973,513	-	-	-	-	973,513
Issuance of 60,832 shares of common stock in exchange of accounts payable	60,832	32,251	-	-	-	-	32,251
Stock based compensation - stock options	-	145,050	-	-	-	-	145,050
Net loss	-	-	-	-	(1,333,158)	34,237	(1,298,921)
Balance as of September 30, 2018	25,913,568	$25,538,161	306	$-	$(5,873,301)	$70,371	$19,735,231

The accompanying notes are in integral part of these condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in $USD)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(1,333,158)	$(1,416,082)
Reconciliation of net loss to cash used in operating activities:
Accretion of and additions to reclamation liability	24,736	6,588
Amortization of debt discount on notes payable	12,550	16,639
Stock based compensation	145,050	133,282
Change in foreign exchange on marketable securities	(1,926)	(248)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(156,599)	(144,507)
Accounts payable and accrued liabilities, net of shares issued for accounts payable	(116,410)	(39,789)
Deferred revenue	7,120	110,000
Net cash used in operating activities	(1,418,637)	(1,334,117)

Cash Flows From Investing Activities:
Purchase of property and equipment	(36,502)	-
Net cash used in investing activities	(36,502)	-

Cash Flows From Financing Activities:
Payment of Nueco Note	-	(185,564)
Payment of EFHC Note	(500,000)	-
Issuance of Common shares, net of offering costs	2,703,331	1,172,866
Receipt of subscription receivable	-	28,429
Net cash provided by (used in) financing activities	2,203,331	1,015,731

Effect of foreign exchange rate on cash	5,106	28,249

Net increase (decrease) in cash	753,298	(290,137)

Cash - beginning	427,020	791,814

Cash - ending	$1,180,318	$501,677

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$15,000

Income taxes	$-	$-

Non-cash financing activities:

Shares issued for accounts payable and accrued expenses	$32,251	$83,338

The accompanying notes are in integral part of these condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 1 – Business

Nature of operations

Western Uranium & Vanadium Corp. (“Western” or the “Company”, formerly Western Uranium Corporation) was incorporated in December 2006 under the Ontario Business Corporations Act. On November 20, 2014, the Company completed a listing process on the Canadian Securities Exchange (“CSE”). As part of that process, the Company acquired 100% of the members’ interests of Pinon Ridge Mining LLC (“PRM”), a Delaware limited liability company. The transaction constituted a reverse takeover (“RTO”) of Western by PRM. Subsequent to obtaining appropriate shareholder approvals, the Company reconstituted its Board of Directors and senior management team. Effective September 16, 2015, Western completed its acquisition of Black Range Minerals Limited (“Black Range”).

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

On June 29, 2018, the shareholders of the Company approved the name change of the Company from “Western Uranium Corporation” to “Western Uranium and Vanadium Corp.” The name change became effective in Ontario, Canada on October 1, 2018; thereafter on October 4, 2018 Western's shares started trading under the new name on the CSE and OTCQX and the Company announced the name change by news release.

Note 2 – Liquidity and going concern

The Company has incurred continuing losses from its operations and as of September 30, 2018, the Company had an accumulated deficit of $5,873,301 and working capital of $1,030,632.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its shares of common stock.

On May 4, 2018, the Company completed a private placement of 909,622 units at a price of CAD $0.68 (USD $0.53) per unit for gross proceeds of CAD $618,543 (USD $481,560). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

On July 30, 2018, the Company completed a private placement of 2,525,526 units at a price of CAD $0.68 (USD $0.52) per unit for gross proceeds of CAD $1,717,358 (USD $1,319,096). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

On August 9, 2018, the Company completed a private placement of 1,907,088 units at a price of CAD $0.68 (USD $0.52) per unit for gross proceeds of CAD $1,296,820 (USD $1,000,000). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

Note 2 – Liquidity and going concern, CONTINUED

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

There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned product development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern to sustain operations for at least one year from the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 – SUMMARY OF Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2017, as filed with the SEC on April 2, 2018. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2018.

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

The Company has established the existence of mineralized materials for certain uranium and vanadium projects. The Company has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of its uranium projects.

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

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Foreign Currency Translation

The reporting currency of the Company, including its subsidiaries, is the United States dollar. The financial statements of subsidiaries located outside of the U.S. are measured in their functional currency, which is the local currency. The functional currency of the parent (Western Uranium & Vanadium Corp. (Ontario)) is the Canadian dollar. Monetary assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Income and expense items are translated using average monthly exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in accumulated other comprehensive loss in the condensed consolidated balance sheets.

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

Fair Values of Financial Instruments

The carrying amounts of cash, restricted cash, accounts payable, accrued liabilities, and notes payable approximate their fair value due to the short-term nature of these instruments. Marketable securities are adjusted to fair value at each balance sheet date based on quoted prices which are considered level 1 inputs. The reclamation deposits, which are reflected in restricted cash on the condensed consolidated balance sheets, are deposits mainly invested in certificates of deposit at major financial institutions and their fair values were estimated to approximate their carrying values. The Company’s operations and financing activities are conducted primarily in United States dollars and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and restricted cash, but mitigates this risk by keeping these deposits at major financial institutions.

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

WESTERN URANIUM & VANADIUM CORP.

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

Fair Values of Financial Instruments

Level 1 Quoted prices in active markets for identical assets or liabilities.

Level 2 Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

Level 3 Significant unobservable inputs that cannot be corroborated by market data.

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of September 30, 2018	$5,049	$-	$-

Marketable securities as of December 31, 2017	$3,123	$-	$-

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

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Income Taxes, continued

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2018 and December 31, 2017, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three and nine months ended September 30, 2018 and December 31, 2017. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three and nine months ended September 30, 2018 and 2017 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Nine Months Ended September 30,
	2018	2017
Warrants to purchase shares of common stock	6,861,670	3,873,086
Options to purchase shares of common stock	2,416,664	1,321,996
Total potentially dilutive securities	9,278,334	5,195,082

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements, other than those disclosed below or in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2018.

In August 2016 the FASB issued Topic ASU No. 2016-15 “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted ASU 2016-15 on January 1, 2018 and it has not had a material impact on its condensed consolidated statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 amends the classification and presentation of changes in restricted cash or restricted cash equivalents in the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2018 and it has not had a material impact on its condensed consolidated statements of cash flows.

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

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 4 – MINERAL ASSETS, ABLATION INTELLECTUAL PROPERTY AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of September 30, 2018, include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of September 30, 2018, include Hansen, North Hansen, High Park, Hansen Picnic Tree, and Taylor Ranch, located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Wyoming and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado and Wyoming. All of the mining assets represent properties which have previously been mined to different degrees for uranium.

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

WESTERN URANIUM & VANADIUM CORP.

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

The Company’s mineral properties and ablation intellectual property are:

	As of
	September 30, 2018	December 31, 2017
Mineral properties	$11,681,720	$11,645,218
Ablation intellectual property	$9,488,051	$9,488,051

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

During the three months ended September 30, 2018 and 2017, the Company recognized aggregate revenue of $11,155 and $10,000, and for the nine months ended September 30, 2018 and 2017 the Company recognized aggregate revenue of $33,465 and $10,000, respectively, under these oil and gas lease arrangements.

Right-of-way grant agreement

On July 1, 2018, the Company entered into a right of way agreement with a third party, whereby, the Company has granted “right of way” access to a portion of its mineral properties in exchange for an up front payment of $3,624. The Company is recognizing this payment incrementally over the term of the right-of-way agreement.

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 4 – MINERAL ASSETS, ABLATION INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of September 30, 2018 and December 31, 2017, to be approximately $888,991 and $820,434, respectively. During the three months ended September 30, 2018 and 2017, the accretion of the reclamation liabilities was $2,729 and $2,561, and for the nine months ended September 30, 2018 and 2017 was $7,942 and $6,588, respectively. The Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of September 30, 2018 and December 31, 2017 of $221,557 and $196,821, respectively. The gross reclamation liabilities as of September 30, 2018 are secured by certificates of deposit in the amount of $888,991.

On April 11, 2018, the Company received notice from the Colorado Division of Reclamation, Mining and Safety (“CDRMS”) in regard to its reclamation liability. CDRMS has recalculated the Company’s estimated future reclamation liability, which would require the Company to increase its certificates of deposit that secure its reclamation liability by $68,517. The Company had until June 8, 2018 to comply with or appeal the determination. On August 7, 2018, the Company paid CDRMS $68,517 in additional reclamation bonds to satisfy their requirement.

Reclamation liability activity for the nine months ended September 30, 2018 and 2017 consists of:

	For the nine months ended September 30,
	2018	2017
Beginning balance	$196,821	$403,639
Accretion	7,942	6,588
Additions	16,794	-
Ending Balance	$221,557	$410,227

NOTE 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of
	September 30, 2018	December 31, 2017
Trade accounts payable	$291,595	$453,618
Accrued liabilities	161,760	148,398
	$453,355	$602,016

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 6 – Notes Payable

EFHC Note

On August 18, 2014, in connection with the purchase of certain of the mineral properties, the Company entered into a note payable with Energy Fuels Holding Corporation (“EFHC”) (the “EFHC Note”) for $500,000. The EFHC Note bears interest at a rate of 3.0% per annum and is secured by a first priority interest in certain of the Company’s mineral properties. On the date of the purchase, the Company recorded the EFHC Note net of a discount for interest of $73,971 at a rate of 4% per annum, resulting in a total effective interest rate of 7% per annum. The discount is being amortized using the effective interest method over the life of the loan. All principal on the EFHC Note was due and payable on August 18, 2018 and interest on the EFHC Note was due and payable annually beginning August 18, 2015. Prior to the original August 18, 2018 maturity, the Company and EFHC modified the EFHC Note to extend the maturity date to September 4, 2018. On August 31, 2018, the Company paid the EFHC Note in full.

Notes Payable Summary

Notes payable consisted of:

	Principal	Discount	Balance, Net of Discount	Current	Non-Current
September 30, 2018	$-	$-	$-	$-	$-

December 31, 2017	$500,000	$12,550	$487,450	$487,450	$-

The Company’s total interest expense, net, consisted of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense, notes payable	$2,609	$3,781	$13,830	$13,381
Amortization of discount on notes payable	2,801	4,833	12,550	29,889
Accretion of reclamation liabilities	2,729	2,561	7,942	6,588
Other interest expense	-	83	-	1,072
Interest income	(276)	(347)	(589)	(1,275)
Interest expense, net	$7,863	$10,911	$33,733	$49,655

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 7 – COMMITMENTS

Russell Fryer

On July 28, 2017, Russell Fryer was appointed the Company’s Executive Chairman. On November 13, 2017, the Company entered into a consulting agreement with an affiliate of Mr. Fryer. The agreement became effective on July 28, 2017 and, pursuant to its terms, expires on December 31, 2018. The agreement may be terminated by either party with 90 days’ notice. The agreement provides for compensation of $15,000 per month and an annual bonus at the discretion of the Board of Directors. Pursuant to the agreement, if a change of control occurs wherein the consideration in such change of control is more than USD $2.00 per share, the Company is required to pay a lump sum in the amount of $350,000. On January 29, 2018, the Company provided the requisite 90-day notification to terminate the consulting agreement, effective April 30, 2018. On May 1, 2018, following the termination of this consulting contract, Mr. Fryer resigned as director and executive chairman of the Board of Directors.

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

Since the agreement was signed during the first week of June, vanadium prices have risen from over $14 per pound to over $18 per pound.  Consequently, rather than pursuing a joint venture, BMR provided notification of their desire to exercise the purchase option. Both parties were working toward the completion of a definitive agreement for the Sage Mine Project. On September 13, 2018, the Company and BMR mutually terminated the letter agreement and ceased negotiations.

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

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 8 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share rateably in all assets of the Company that are legally available for distribution. As of September 30, 2018 and December 31, 2017, an unlimited number of common shares were authorized for issuance.

Shares issued for Accounts Payable

On May 4, 2018, the Company issued 60,832 shares of its common stock in exchange for approximately $32,251 of its accounts payable outstanding with certain creditors.

Private Placement

On May 4, 2018, the Company completed a private placement of 909,622 units at a price of CAD $0.68 (USD $0.53) per unit for gross proceeds of CAD $618,543 (USD $466,402). The Company paid USD $8,794 in offering costs and received net proceeds of USD $457,608. Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

On July 30, 2018, the Company completed a private placement of 2,525,526 units at a price of CAD $0.68 (USD $0.52) per unit for gross proceeds of CAD $1,717,358 (USD $1,319,096). The Company paid USD $46,886 in offering costs and received net proceeds of USD $1,272,210. Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

On August 9, 2018, the Company completed a private placement of 1,907,088 units at a price of CAD $0.68 (USD $0.52) per unit for gross proceeds of CAD $1,296,820 (USD $1,000,000). The Company paid USD $26,487 in offering costs and received net proceeds of USD $973,513. Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of September 30, 2018, a total of 25,913,568 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 2,591,357.

On February 8, 2018, the Company granted options under the plan for the purchase of an aggregate of 100,000 shares of common stock to a director. The options have an exercise price of CAD $1.00 (US $0.77 as of September 30, 2018) and vest one half on the date of grant and one half on December 31, 2018. One half of the options expire on January 31, 2023 and the remaining options expire on December 31, 2023.

On September 24, 2018, the Company granted options under the plan for the purchase of an aggregate of 983,000 shares of common stock to several officers, directors, and consultants. The options have an exercise price of CAD $2.15 (US $1.67 as of September 30, 2018) and vest equally in three installments on the date of grant, on October 31, 2018, and on March 31, 2019. One third of the options expire on September 24, 2023, one third expire on October 31, 2023, and the remaining one third expire on March 31, 2024.

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 8 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value	Intrinsic Value (USD)
Outstanding - January 1, 2018	1,846,996	$1.92		$0.42
Granted	1,083,000	$1.58
Expired, forfeited, or cancelled	(513,332)	$2.50
Exercised	-	-
Outstanding - September 30, 2018	2,416,664	$1.76	3.98	$0.48	$804,654
Exercisable - September 30, 2018	1,711,331	$1.82	3.56	$0.47	$574,503

The Company’s stock based compensation expense related to stock options for the three months ended September 30, 2018 and 2017 was $90,210 and $0 and for the nine months ended September 30, 2018 and 2017 was $145,050 and $133,282, respectively. As of September 30, 2018, the Company had $450,452 in unamortized stock option expense, which will be amortized over a period of 0.5 years.

The Company utilized the Black-Scholes option pricing model to determine the fair value of these stock options, using the assumptions as outlined below.

	February 8, 2018	September 24, 2018
Stock Price	CAD $0.52	CAD $2.14
Exercise Price	CAD $1.00	CAD $2.15
Number of Options Granted	100,000	983,000
Dividend Yield	0%	0%
Expected Volatility	49%	49%
Weighted Average Risk-Free Interest Rate	1.64%	2.94%
Expected life (in years)	2.50 - 3.00	2.50-3.00

Warrants

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding, January 1, 2018	4,095,563	$2.27
Issued	2,766,107	$0.89
Outstanding - September 30, 2018	6,861,670	$1.57	2.55	$3,488,238
Exercisable - September 30, 2018	6,861,670	$1.57	2.55	$3,488,238

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

Note 9 – Mining Expenditures

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Permits	$23,898	$2,334	$102,477	$7,637
Maintenance	-	36,062	3,900	110,013
Contract Labor	-	4,525	11,050	4,525
Royalties	-	$5,260	-	$5,260
	$23,898	$48,181	$117,427	$127,435

NOTE 10 – Related Party Transactions (Including Key Management Compensation)

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Pursuant to a consulting agreement, a United States limited liability company owned by a person who was a director, and on July 28, 2017, became the Company’s executive chairman, entered into a consulting agreement with the Company effective April 1, 2016 to provide financial, advisory, and consulting services, including representing the Company to a variety of stakeholders for a six month term ending on September 30, 2016. On October 1, 2016 the Company extended this agreement through January 31, 2017. Professional fees for the three months ended September 30, 2018 and 2017 were $0 and $35,292, respectively, and $73,680 and $95,292 for the nine months ended September 30, 2018 and 2017, respectively, related to this agreement. As of September 30, 2018 and December 31, 2017, the Company had $0 and $0, respectively, included in accounts payable and accrued liabilities payable to this entity.

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

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director, transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $361,219) to Seller within 60 days of the first commercial application of the ablation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $361,219 and $390,350 as of September 30, 2018 and December 31, 2017, respectively.

NOTE 11 – SUBSEQUENT EVENTS

Warrant Exercises

Subsequent to September 30, 2018, the Company received CAD $44,796 (USD $34,135) and issued 30,607 shares of common stock resulting from the exercise of warrants to purchase 30,607 shares of common stock.

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

Overview

General

Western Uranium & Vanadium Corp. (“Western” or the “Company”, formerly Western Uranium Corporation) was incorporated in December 2006 under the Ontario Business Corporations Act. On November 20, 2014, the Company completed a listing process on the Canadian Securities Exchange (“CSE”). As part of that process, the Company acquired 100% of the members’ interests of Pinon Ridge Mining LLC (“PRM”), a Delaware limited liability company. The transaction constituted a reverse takeover (“RTO”) of Western by PRM. Subsequent to obtaining appropriate shareholder approvals, the Company reconstituted its Board of Directors and senior management team. Effective September 16, 2015, Western completed its acquisition of Black Range Minerals Limited (“Black Range”).

On August 18, 2014, the Company closed on the purchase of certain mining properties in Colorado and Utah from Energy Fuels Holding Corp. Assets purchased included both owned and leased lands in Utah and Colorado and all represent properties that have been previously mined for uranium to varying degrees in the past. The acquisition included the purchase of the Sunday Mine Complex. The Sunday Mine Complex is located in western San Miguel County, Colorado. The complex consists of the following five individual mines: the Sunday mine, the Carnation mine, the Saint Jude mine, the West Sunday mine and the Topaz mine. The operation of each of these mines requires a separate permit and all such permits have been obtained by Western and are currently valid. In addition, each of the mines has good access to a paved highway, electric power to existing declines, office/storage/shop and change buildings, and extensive underground haulage development with several vent shafts complete with exhaust fans. These properties were formerly secured by a first priority interest collateralizing a $500,000 promissory note which was paid in full on August 31, 2018 and thus the properties are now held free and clear of encumbrances. The Sunday Mine Complex is where the Company anticipates it would initiate production and Ablation operations, since the complex is ready to be mined.

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

On June 29, 2018, the shareholders of the Company approved the name change of the Company from “Western Uranium Corporation” to “Western Uranium & Vanadium Corp.” The name change became effective in Ontario, Canada on October 1, 2018; thereafter on October 4, 2018 Western's shares started trading under the new name on the CSE and OTCQX and the Company announced the name change by news release.

Recent Developments

May 2018 Private Placement

On May 4, 2018, the Company completed a private placement of 909,622 units at a price of CAD $0.68 (USD $0.53) per unit for gross proceeds of CAD $618,543 (USD $481,560). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

July 2018 Private Placement

On July 30, 2018, the Company completed a private placement of 2,525,526 units at a price of CAD $0.68 (USD $0.52) per unit for gross proceeds of CAD $1,717,358 (USD $1,319,096). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

August 2018 Private Placement

On August 9, 2018, the Company completed a private placement of 1,907,088 units at a price of CAD $0.68 (USD $0.52) per unit for gross proceeds of CAD $1,296,820 (USD $1,000,000). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

Shares issued in exchange for accounts payable

On May 4, 2018, the Company issued 60,832 shares of its common stock to two vendors of the Company in satisfaction of an aggregate of CAD $41,366 (USD $32,251) of accounts payable.

Ablation Licensing

During 2016, Western submitted documentation to the CDPHE for a determination ruling regarding the type of license which may be required for the application of Ablation at the Sunday Mine Complex within the state of Colorado. During May and June of 2016, CDPHE held four public meetings in several cities in Colorado as part of the process. On July 22, 2016 CDPHE closed the comment period. In connection with this matter, the CDPHE consulted with the United States Nuclear Regulatory Commission (“NRC”). In response, the CDPHE received an advisory opinion dated October 16, 2016, which did not contain support for the NRC’s opinion and with which Western’s regulatory counsel does not agree. NRC’s advisory opinion recommends that Ablation should be regulated as a milling operation, but did recognize that there may be exemptions to certain milling regulatory requirements due to the benign nature of the non-uranium bearing sands produced after Ablation is completed on uranium-bearing ores. On December 1, 2016, CDPHE issued a decision letter that enables the use of Ablation on uranium at the Sunday Mine Complex in the state of Colorado under uranium milling license regulations and which also recognized the appropriateness of exemptions to certain milling regulatory requirements. Further, the Company’s attorneys are not fully in agreement with aspects of the decision letter from the CDPHE, thus the Company expects to pursue additional regulatory clarifications which the Company’s management believes would make the application of Ablation to uranium potentially more economically advantageous. Western plans to continue to advance Ablation by seeking a further regulatory determination from the CDPHE and/or the NRC. During 2017 and 2018, the Company’s regulatory counsel prepared significant documentation in preparation for a prospective submission.

The Company is exploring the application of Ablation to other minerals, which may not be subject to the same regulatory requirements applicable to uranium.

Pinon Ridge Mill

In November 2016, the Company entered into a letter of intent with Pinon Ridge Corporation for use of its Ablation technology at the uranium recovery facilities at the Pinon Ridge Mill site. The letter of intent provides for the processing of all of Western’s ore produced by its mines in the region at the mill site to produce U308 and vanadium utilizing both the application of Ablation mining technology and traditional milling techniques, at a cost to be determined in a definitive agreement. The Pinon Ridge Mill license is held by Pinon Ridge Resources Corporation, a wholly owned subsidiary of Pinon Ridge Corporation, which is owned by Mr. George Glasier, our Chief Executive Officer and a director, Mr. Andrew Wilder, a director, and Mr. Russell Fryer, a former executive chairman and director. The letter of intent is subject to the signing of a definitive agreement between the parties the original deadline as extended has passed but both parties will recommit to constituting a relationship in 2018.

On April 26, 2018, the radioactive materials license held by Pinon Ridge Resources Corporation for the Pinon Ridge Mill was revoked, thus delaying development efforts. Colorado’s radiation regulators advised Pinon Ridge Resources Corporation that pursuing reapplication would be its best alternative. Pinon Ridge Resources Corporation continues to evaluate next steps and the costs and delays likely to be imposed by a coalition of environmental groups further contesting the issuance of the radioactive materials license.

Western’s plan to utilize the Pinon Ridge Mill is subject to Pinon Ridge Resources Corporation’s ability and willingness to continue to pursue and obtain a radioactive materials license for the mill, making this a long-term processing alternative. Western does not currently have a toll milling agreement from one of the three licensed conventional mills in the United States, of which Energy Fuels’ White Mesa Mill is the only mill that is currently operational. Thus, Western’s ability to bring its properties into production may be delayed to the extent that the Company is not able to acquire a toll milling agreement or establish a substitute processing capacity which is economic. It is Western’s view that current discussions emanating from the global vanadium supply deficit with multiple potential customers and joint venture partners will likely result in a substitute processing arrangement for high-grade ore produced from the Sunday Mine Complex.

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

Extension of EFHC Note

Prior to the August 18, 2018 maturity, the Company and EFHC modified the EFHC Note to extend the maturity date to September 4, 2018. On August 31, 2018, the Company paid the EFHC Note in full.

Reopening of the Sunday Mine Complex

On October 25, 2018, the Company announced its intention to re-open the Sunday Mine Complex. Western is commencing this program with the goals of upgrading the vanadium resource and monetizing these already significant vanadium resource holdings. Western is accelerating production planning at the Sunday Mine Complex because of vanadium commodity price appreciation over the past six months. This new initiative also supports Western’s discussions with multiple potential customers and joint venture partners who are requesting ore samples. It is Western’s view that these discussions will likely result in an agreement sufficient to commence production at the Sunday Mine Complex.

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Lease revenue	$11,155	$10,000	$33,465	$10,000

Expenses
Mining expenditures	23,898	48,181	117,427	127,435
Professional fees	90,903	127,485	358,420	502,868
General and administrative	322,812	96,723	703,109	480,236
Consulting fees	43,984	63,757	153,934	265,888
Total operating expenses	481,597	336,146	1,332,890	1,376,427

Operating loss	(470,442)	(326,146)	(1,299,425)	(1,366,427)

Interest expense, net	7,863	10,911	33,733	49,655

Net loss	(478,305)	(337,057)	(1,333,158)	(1,416,082)

Other Comprehensive loss
Foreign exchange gain	17,061	(2,360)	34,237	8,061

Comprehensive Loss	$(461,244)	$(339,417)	$(1,298,921)	$(1,408,021)

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.07)

Three Months Ended September 30, 2018 as Compared to the Three Months Ended September 30, 2017

Summary

Our condensed consolidated net loss for the three months ended September 30, 2018 and 2017 was $478,305 and $337,057 or $0.02 and $0.02 per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the three months ended September 30, 2018 and 2017 was $461,244 and $339,417, respectively.

Revenue

Our revenue for the three months ended September 30, 2018 and 2017 was $11,155 and $10,000, respectively. The revenue in 2018 resulted from lease revenue pursuant to a July 18, 2017 lease agreement and February 2, 2018 easement. The counterparties are from the oil and gas industry.

Mining Expenditures

Mining expenditures for the three months ended September 30, 2018 were $23,898 as compared to $48,181 for the three months ended September 30, 2017. The decrease in mining expenditures of $24,283, or 50% was principally attributable to differences in timing of the realization and recognition of mineral resource payments.

Professional Fees

Professional fees for the three months ended September 30, 2018 were $90,903 as compared to $127,485 for the three months ended September 30, 2017. The decrease in professional fees of $36,582, or 29% was principally due to a decrease in investor relations fee of $29,491 and legal services of $25,365. The decrease in investor relations professional fees was due to cost reductions implemented in the previous quarter.

General and Administrative

General and administrative expenses for the three months ended September 30, 2018 were $322,812 as compared to $96,723 for the three months ended September 30, 2017. The increase in general and administrative expense of $226,089, or 234% is due to an increase of $89,370 in stock-based compensations $53,340 in payroll resulting from consultant compensation being moved onto payroll, $32,460 in investor relations and conference costs and $14,729 in increased board of directors expenses. The increase in stock-based compensation results from the issuance of stock options during September 2018. During 2017, the stock options were granted in October.

Consulting Fees

Consulting fees for the three months ended September 30, 2018 were $43,984 as compared to $63,757 for the three months ended September 30, 2017. The decrease in consulting fees of $19,773, or 31% was principally related to a decrease in consultant utilization and consultant compensation being moved onto payroll.

Interest Expense, net

Interest expense, net, for the three months ended September 30, 2018 was $7,863 as compared to $10,911 for the three months ended September 30, 2017. The decrease of interest expense, net, of $3,048, or 28% was attributable to the Company paying off promissory notes during 2017 and 2018.

Foreign Exchange

Foreign exchange gain (loss) for the three months ended September 30, 2018 was $17,061 as compared to $(2,360) for the three months ended September 30, 2017. The increase of the foreign exchange gain of $19,421, or 823% is primarily due to the U.S. Dollar weakening against the Canadian Dollar during the current quarter while holding cash balances in Canadian Dollars.

Nine Months Ended September 30, 2018 as Compared to the Nine Months Ended September 30, 2017

Summary

Our condensed consolidated net loss for the nine months ended September 30, 2018 and 2017 was $1,333,158 and $1,416,082 or $0.06 and $0.07 per share, respectively. The principal components of these period over period changes are discussed below.

Our comprehensive loss for the nine months ended September 30, 2018 and 2017 was $1,298,921 and $1,408,021, respectively.

Revenue

Our revenue for the nine months ended September 30, 2018 and 2017 was $33,465 and $10,000, respectively. The revenue in 2018 resulted from lease revenue pursuant to a July 18, 2017 lease agreement and February 2, 2018 easement. The counterparties are from the oil and gas industry.

Mining Expenditures

Mining expenditures for the nine months ended September 30, 2018 were $117,427 as compared to $127,435 for the nine ended September 30, 2017. The decrease in mining expenditures of $10,008, or 8% was principally attributable to resource specific project undertaken in the third quarter of 2017.

Professional Fees

Professional fees for the nine months ended September 30, 2018 were $358,420 as compared to $502,868 for the nine months ended September 30, 2017. The decrease in professional fees of $144,448, or 29% was principally due to the Company’s cost cutting initiatives which resulted in decreases in regulatory compliance costs and included an audit fee decrease of $17,628, a legal fee decrease of $52,873, and an accounting fee decrease of $38,023.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2018 were $703,109 as compared to $480,236 for the nine months ended September 30, 2017. The increase in general and administrative expense of $222,873, or 46% is due to an increase in payroll of $105,295 resulting from consultant compensation being moved onto payroll, $40,184 in investor relations and conference costs, and $25,498 in increased board of directors expenses.

Consulting Fees

Consulting fees for the nine months ended September 30, 2018 were $153,934 as compared to $265,888 for the nine months ended September 30, 2017. The decrease in consulting fees of $111,954, or 42% was principally related to the decrease in consultant utilization and consultant compensation being moved onto payroll.

Interest Expense, net

Interest expense, net, for the nine months ended September 30, 2018 was $33,733 as compared to $49,655 for the nine months ended September 30, 2017. The decrease of interest expense, net, of $15,922, or 32% was attributable to the Company paying off its promissory notes during 2017 and 2018.

Foreign Exchange

Foreign exchange gain (loss) for the nine months ended September 30, 2018 was $34,237 as compared to $8,061 for the nine months ended September 30, 2017. The increase of the foreign exchange gain of $26,176, or 325% is primarily due to the U.S. Dollar strengthening against the Canadian Dollar.

Liquidity and Capital Resources

The Company’s cash balance as of September 30, 2018 was $1,180,318. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public company reporting responsibilities. The Company expects to require additional capital in order to continue the development of Ablation. Management believes that in order to finance the development of the mining properties and Ablation, the Company will be required to raise additional capital by way of debt and/or equity. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash used in operating activities

Net cash used in operating activities was $1,418,637 for the nine months ended September 30, 2018, as compared with $1,334,117 for the nine months ended September 30, 2017. Of the $1,418,637 in net cash used in operating activities, $1,333,158 is derived from our net loss. During the nine months ended September 30, 2018, $116,410 represented a decrease in accounts payable and accrued liabilities, $156,599 represented an increase in prepaid expenses, $24,736 represented an increase in the reclamation liability, $7,120 represented an increase in deferred revenue and $145,050 represented non-cash stock based compensation. The reclamation liability increase was primarily due to an increase in reclamation requirements by the state of Colorado.

Net cash used in investing activities

During the nine months ended September 30, 2018, the Company purchased $36,502 in property and equipment. This capital expenditure represents the initiation of expenditures needed to re-open the Sunday Mine Complex. There was no cash used in investing activities during the nine months ended September 30, 2017.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $2,203,331 as compared to $1,015,731 for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, the net cash provided by financing activities consisted of $2,703,331 from the proceeds received in our private placements offset by $500,000 used to repay the EFHC promissory note, which was issued for the acquisitions of our original Colorado and Utah properties.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of September 30, 2018 and December 31, 2017, to be approximately $888,991 and $820,434, respectively. During the three months ended September 30, 2018 and 2017, the accretion of the reclamation liabilities was $2,729 and $2,561, and for the nine months ended September 30, 2018 and 2017 was $7,942 and $6,588, respectively. The Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of September 30, 2018 and December 31, 2017 of $221,557 and $196,821, respectively. The gross reclamation liabilities as of September 30, 2018 are secured by certificates of deposit in the amount of $888,991.

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

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Pursuant to a consulting agreement, a United States limited liability company owned by a person who was a director, and on July 28, 2017, became the Company’s executive chairman, entered into a consulting agreement with the Company effective April 1, 2016 to provide financial, advisory, and consulting services, including representing the Company to a variety of stakeholders for a six month term ending on September 30, 2016. On October 1, 2016 the Company extended this agreement through January 31, 2017. Professional fees for the three months ended September 30, 2018 and 2017 were $0 and $35,292, respectively, and $73,680 and $95,292 for the nine months ended September 30, 2018 and 2017, respectively, related to this agreement. As of September 30, 2018 and December 31, 2017, the Company had $0 and $0, respectively, included in accounts payable and accrued liabilities payable to this entity.

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

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director, transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $361,219) to Seller within 60 days of the first commercial application of the ablation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $361,219 and $390,350 as of September 30, 2018 and December 31, 2017, respectively.

Going Concern

The Company has incurred continuing losses from its operations and as of September 30, 2018 the Company had an accumulated deficit of $5,873,301 and a working capital of $1,030,632.

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

There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned product development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern to sustain operations for at least one year from the issuance of the accompanying financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off Balance Sheet Arrangements

As of September 30, 2018, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2018, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018, due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

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

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of September 30, 2018, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. As Western does not operate any coal or other mines, no such disclosure is required.

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

WESTERN URANIUM & VANADIUM CORP.

Date: November 14, 2018	By:	/s/ George Glasier
George Glasier
Chief Executive Officer (Principal executive officer)

Date: November 14, 2018	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal financial and accounting officer)