Form 10-K
period 2018-12-31
Western Uranium & Vanadium Corp.
filed 2019-04-01
CIK 1621906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number: 000-55626

Western Uranium & Vanadium Corp.

(Exact Name of Registrant as Specified in its Charter)

Ontario, Canada	98-1271843
(State of other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

330 Bay Street, Suite 1400
Toronto, Ontario, Canada	M5H 2S8
(Address of Principal Executive Offices)	(Zip Code)

(970) 864-2125
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of June 30, 2018, the aggregate market value of the common shares held by non-affiliates of the registrant was $11,986,317.

As of April 1, 2019, there were 25,976,837 common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

WESTERN URANIUM & VANADIUM CORP.

FORM 10-K

i

USE OF NAMES

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Western” and “WUC”, or the “Company” refer to Western Uranium & Vanadium Corp., an Ontario Canadian corporation, and its subsidiaries.

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

ii

PART I

ITEM 1. BUSINESS

CORPORATE HISTORY

Western Uranium & Vanadium Corp. (formerly known as Western Uranium Corporation) was incorporated in December 2006 under the Ontario Business Corporations Act and was formerly a non-listed reporting issuer subject to the rules and regulations of the Ontario Securities Commission. On November 20, 2014, the Company completed a listing process on the Canadian Securities Exchange (“CSE”). As part of that process, the Company acquired 100% of the issued and outstanding shares of Pinon Ridge Mining LLC (“PRM”), a Delaware limited liability company. The transaction constituted a reverse takeover of Western by PRM. After obtaining appropriate shareholder approvals, the Company subsequently reconstituted its Board of Directors and senior management team.

On August 18, 2014, the Company closed on the purchase of certain mining properties in Colorado and Utah from Energy Fuels Holding Corp. Assets purchased included both owned and leased lands in Utah and Colorado and all represent properties that have been previously mined for uranium to varying degrees in the past. The acquisition included the purchase of the Sunday Mine Complex. The Sunday Mine Complex is located in western San Miguel County, Colorado. The complex consists of the following five individual mines: the Sunday mine, the Carnation mine, the Saint Jude mine, the West Sunday mine and the Topaz mine. The operation of each of these mines requires a separate permit and all such permits have been obtained by Western and are currently valid. In addition, each of the mines has good access to a paved highway, electric power to existing mine workings, office/storage/shop and change buildings, and extensive underground haulage development with multiple vent shafts complete with exhaust fans. The Sunday Mine Complex is where the Company anticipates it would start mining operations.

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

In connection with the Black Range Transaction, Western acquired the net assets of Black Range. These net assets consist principally of interests in a large uranium resource located in Colorado (the “Hansen-Taylor Complex”) and a 100% interest in a 25 year license for ablation mining technologies (“Ablation”) and related patents from Ablation Technologies, LLC. The Hansen-Taylor Complex is principally a sandstone-hosted deposit that was discovered in 1977.

Furthermore, related to Ablation in connection with the acquisition of Black Range Minerals Ltd. (“Black Range”), the Company assumed a call option agreement between Black Range and Mr. George Glasier. Prior to the Black Range Transaction, George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $500,000 AUD ($352,361 USD as of December 31, 2018) to Seller within 60 days of the first commercial application of the Ablation technology. Western assumed this contingent payment obligation in connection with the Black Range Transaction.

The Ablation mining process is dramatically different from conventional mining techniques. Subject to regulatory approvals, the benefits of Ablation are as follows:

●	Mining, crushing, and separation of waste from minerals (uranium and vanadium), used most effectively, occurs underground (inside the mine). Under this approach the costs of moving material to the surface are less as 85%-90% of the mined material remains underground and is never brought outside the mine.

●	Less radiometric exposure throughout the process due to reduced waste rock on the surface and after the milling process less tailings. Overall surface waste material is reduced and the time duration of material handling is reduced.

●	Lower costs for transportation of post-ablated material from the mine site to the mill site because 85-90% of the mined material would not be taken to the mill.

●	Once the ablated material reaches the mill, the acid consumption at the mill and power is much less due to the lower quantity but more concentrated material moving through the milling process.

Ablation mining technology can be used on legacy uranium stockpiles in the western United States. WUC would ablate these stockpiles, removing 85-90% of the uranium. This is an application through which ablation mining technology could positively contribute to the ’greening of the environment’. According to a study there are approximately 4,225 legacy uranium mines from the 1940-1970 period throughout the Western United States, most of which have waste stockpiles.

In the estimation of management, Ablation mining allows the cost of production of uranium to be reduced by 44-53%.

Our common shares are listed on the Canadian Securities Exchange, also known as the “CSE,” under the symbol “WUC”, and are also quoted in the United States on the OTCQX Best Market under the symbol “WSTRF.” We are headquartered in Ontario, Canada with mining operations in the two U.S. states of Utah and Colorado. We have two full-time employees and one part-time employee. The mailing address of our headquarters is 330 Bay Street, Suite 1400, Toronto, Ontario, M5H2S8, Canada, and the telephone number is (970) 864-2125. Our corporate website is located at http://www.western-uranium.com/.

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

Our mineral properties are located in Western Colorado and Eastern Utah and adjacent areas of the Western United States. Our primary focus is bringing the fully permitted Sunday Mine Complex into production, permitting the San Rafael Project and the commercialization of the Ablation mining technology.

The Sunday Mine Complex is located in western San Miguel County, Colorado. The complex consists of the following five individual mines: the Sunday mine, the Carnation mine, the Saint Jude mine, the West Sunday mine and the Topaz mine. The operation of each of these mines requires a separate permit and all such permits have been obtained by Western and are currently valid. In addition, each of the mines has good access to a paved highway, electric power to existing mine workings, office/storage/shop and change buildings, and extensive underground haulage development with multiple vent shafts complete with exhaust fans.

We have acquired a license (“Ablation”), which provides a low cost, purely physical, method of separating uranium and vanadium mineralization from waste. No chemicals are added in the process, yet very high mineral recoveries can be achieved with considerable mass reduction; facilitating the separation of a high-value, high-grade ore product from a coarse-grained barren “clean sand” product.

Application of Ablation is expected to have a very positive effect on the development of not only our Sunday Mine Complex, but also most of our and others’ deposits, because it significantly reduces both capital and operating costs. Extensive test work has shown that from amenable sandstone-hosted ore types, typically more than 90% of the mineralization can be separated into 10-20% of the initial sample mass.

OUR STRATEGY

Our vision is to become a leading uranium and vanadium developer and producer. Our strategy is to build value for stockholders by advancing our projects towards production. The recent increase in the price of vanadium has increased the relative importance of this resource to the Company. Hence, Western is increasingly able to baseload mine production on the basis of price improvement in vanadium markets. Given the strong appreciation in the price of vanadium, Western has planned a mine re-opening project at the Sunday Mine Complexes to identify high-grade vanadium ore, followed by bulk sampling and sample deliveries to prospective customers for testing within their vanadium recovery processing plants. Thereafter, Western would continue defining an increased vanadium resource. The Company holds an exclusive 25-year license to use Ablation, a proven technology that we anticipate will improve the efficiency of the sandstone-hosted vanadium mining process. The license agreement was entered into on March 17, 2015 and expires on March 16, 2040. There are no remaining license fee obligations and there are no future royalties due under the agreement. The Company has the right to sub-license the technology to third parties. The Company may not sell or assign the Ablation license; however, it could be transferred in the sale of Western or the subsidiary holding the license.

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

Capital Raising

On May 4, 2018, the Company completed a private placement of 909,622 units at a price of CAD $0.68 (USD $0.53) per unit for gross proceeds of CAD $618,543 (USD $481,560). Each unit consisted of one common share and a warrant to purchase one-half of one common share. Each warrant is exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

On July 27, 2018, the Company completed a private placement of 2,525,526 units at a price of CAD $0.68 (USD $0.52) per unit for gross proceeds of CAD $1,717,358 (USD $1,319,096). Each unit consisted of one common share and a warrant to purchase one-half of one common share. Each warrant is exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

On August 9, 2018, the Company completed a private placement of 1,907,088 units at a price of CAD $0.68 (USD $0.52) per unit for gross proceeds of CAD $1,296,820 (USD $1,000,000). Each unit consisted of one common share and a warrant to purchase one-half of one common share. Each warrant is exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

During the year ended December 31, 2018, the Company issued an aggregate of 5,342,236 common shares in connection with these private placements.

Uranium Production

The timing for commencement of production is uncertain. Western continues to position itself for flexibility with the goal of beginning production as expeditiously as possible once market conditions for production of U308 and/or vanadium are favorable. There are multiple variables that will drive the Company’s production strategy which will most likely be dependent upon the increase of term uranium prices. In order to minimize costs, Western plans to commence production at the Sunday Mine Complex due to the substantial existing infrastructure from years of previous production.

Vanadium Production

In October 2018, Western announced plans to re-open the Sunday Mine Complex for a vanadium evaluation. The current price continues to represent an attractive price level for Western vanadium sales when coupled with the expectations of a continued tight vanadium market. Western is in discussions with a number of large offshore companies who have existing facilities to recover vanadium. The worldwide shortage of vanadium is impacting many companies around the world and thus making attractive offtake agreements increasingly available for ore production. When the Sunday Mine Complex is opened, ore samples will be sent to the various interested parties for testing in their facilities with goal of negotiating offtake agreements to base load commercial vanadium production.

As of April 1, 2019, Western has completed preliminary mine planning and budgeting, evaluation of equipment and personnel requirements and availability, is pursuing project funding options, and expanding vanadium marketing opportunities. The Sunday Mine Complex Vanadium Project will be commenced within weeks of satisfactory project funding.

The primary project goals to be completed during the six to nine months following commencement are: identification of high-grade vanadium zones measured by X-Ray Fluorescence (XRF), technology and sample assay analysis, long-hole drilling and bulk sampling from the extensive underground mine workings of the Sunday Mine Complex, expand resource estimates with new defined high-grade vanadium resource, delivery of samples to various vanadium processors and end-users for analysis, and negotiation of vanadium term contracts to catalyze mine production.

Western believes that its mineral resources have a reasonable prospect for economic extraction. However, the Company has not yet completed a Preliminary Economic Assessment (“PEA”).

URANIUM MARKET OUTLOOK

World demand for clean, reliable, and affordable electricity is growing. Given the expected construction of nuclear reactors and the expected growth of nuclear energy, we believe that the future for uranium is positive. Further, recently announced production cuts by the largest uranium producer in world and the largest uranium producer in North America have signaled a decrease in future supply. The section 232 petition that was filed with the United States Department of Commerce has the potential to increase U.S. domestic uranium production and create economic pricing levels for U.S. domestic producers. We believe these factors will provide the price levels needed to support the additional production and supply that will be required. Currently, excess (secondary) supplies are being drawn down, and additional primary production will be needed to meet long-term demand.

Once prices rise, it may be difficult for most suppliers to respond in a timely manner, as it can require many years of permitting and development to bring new mines into production. These lead times will put further upward pressure on prices.

Western has a competitive advantage, as our mining properties are permitted and ready to be brought back into production.

Despite current market uncertainty and depressed prices, we believe we have begun to see certain early signs of a market recovery; the spot uranium price increased from $22 to almost $28 during 2018. Japanese utilities have restarted 5 nuclear reactors and have a further 21 in the process of restarting (according to the World Nuclear Association (“WNA”)). According to data from the WNA, Chinese utilities continue to aggressively build new reactors and buy uranium, with the goal of having more nuclear capacity than any country except the USA and France by 2020. In total, according to the WNA, there are about 50 new reactors under construction in 13 countries and in all there are about 160 reactors on order or being planned, and over 300 more are proposed.

However, in the short- and medium-terms, market challenges remain. The world continues to be oversupplied with uranium, mainly due to large quantities of secondary uranium supplies, high levels of excess inventories, premature reactor shutdowns, delays in new reactor construction, and decreased demand due to Japanese reactors remaining offline for longer than expected. In addition, there is a great deal of uncertainty in uranium prices regarding the timing and level of the recovery, as fundamental, political, technical, and other factors could cause prices to be significantly above or below currently expected ranges.

A Section 232 petition was filed on January 17, 2018, requesting the initiation of a Section 232 investigation into whether uranium imports threaten to impair U.S. national security. On July 18, 2018, United States Department of Commerce (“Commerce”) announced the initiation of an investigation to study the national security impact of uranium imports. By statute, Commerce must deliver a report to President Trump to meet a 270-day deadline, thereafter the President has an additional 90 days to make a final determination. It does not appear that the U.S. government shutdown will result in a deadline extension and the investigation will be completed and the report containing the findings and a proposed remedy (if any) will be delivered to President Trump on or before April 15, 2019. Commerce has conducted site visits and is currently evaluating the results of its extensive U.S. Front-End Nuclear Fuel Cycle Survey. While there is no guarantee as to outcome, we believe the petition is compelling given the dynamics of uranium markets, the participation of state-owned and state-subsidized entities which has caused the shutdown of nearly all U.S. uranium production. Further, the question of U.S. national security now hinges upon the degree that counterparties in Russia, Kazakhstan, Uzbekistan, and China have infiltrated the U.S. nuclear fuel cycle. A positive outcome would provide relief for the U.S. uranium industry whereby U.S. domestic uranium production would likely be afforded the opportunity to be sold at a price above production cost and afford a profit. The Section 232 petition sought a remedy effectively setting a quota reserving 25% of the U.S. nuclear market for U.S. uranium production. Western would be among the handful of companies able to generate near-term U.S. uranium production and is able to scale-up production quickly by restarting previously producing mines which are already permitted and developed.

OVERVIEW OF THE URANIUM INDUSTRY

Spot prices rose from $21 per pound in January 2005 to a high of $136 per pound in June 2007 in anticipation of sharply higher projected demand as a result of a resurgence in nuclear power and the depletion of secondary supplies. Secondary supplies are inventories of uranium not publicly available for sale, they are primarily held by utility companies and governments. The sharp price increase was driven in part by high levels of buying by utility companies, which resulted in most utilities covering their requirements through 2009. A decrease in near-term utility demand coupled with rising levels of supplies from producers and traders led to downward pressure on uranium prices since the third quarter of 2007. A rebound in uranium prices in conjunction with a recovery in commodities in 2010 was curtailed by the Fukushima disaster in Japan.

Since the Fukushima disaster in 2011, uranium prices entered a steady decline until June 2014, when they rebounded slightly and peaked again in March 2015 at $39 per pound. After that peak, prices again began to fall steadily reaching their lowest point of $18 per pound in November 2016 before moving upward in 2017 and completing the year at the higher year over year level of $22 per pound. Uranium prices continue to rebound in 2018 completing the year at $28 per pound.

The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. According to the WNA, at the end of February 2018, there were 448 nuclear reactors operable worldwide, with annual requirements of about 143.3 million pounds of uranium.

From the reports of leading investment banks, the macroeconomic conditions driving uranium prices are as follows:

●	WNA reports 57 nuclear reactors under construction with most projects in China, India, Russia, and South Korea.

●	The restart of Japan’s nuclear reactors – 5 in 2018 and 20 are in the process of being re-activated

●	Decrease in primary supply due to leading producers shutting down mining operations that aren’t profitable at current pricing levels (Kazatomprom and Cameco)

●	Decreasing secondary supplies (excess reserves and supplies generally held by governments and utilities).

●	The U.S. Department of Commerce’s consideration of the Section 232 Uranium Investigation

●	Increasing uncovered future uranium demand as nuclear utilities have decreased their contracting

Across the ten banks and analysts most active in the sector, a term structure of rising uranium spot prices which are significantly above today’s prices are forecast almost across the board from 2019 to 2023. These increases are primarily due to two factors. The first is expected reduction in uranium production due to the currently low prices. The second is continued growth in nuclear energy, fueled primarily by new plants with the greatest number located in China, Russia, and India over the next 5 years. Further recommissioning of nuclear power plants in Japan will add to the total. This should lead to excess reserves and inventories drying up, causing multiple analysts to project a shortage, in the coming years, as historical contracts roll-off.

Based upon recent uranium pricing forecasts from leading bankers, we believe that uranium prices will improve enough over the coming years for Western to initiate production.

Vanadium

With the exception of the Hansen/Taylor Deposit, most of the Company’s mining assets, including the Sunday Mine Complex, contain vanadium either as a stand-alone product or a co-product to uranium.

Conventional and new vanadium applications include steelmaking, grid scale renewable energy storage, high performance batteries, and chemicals.

When a very small amount of vanadium is added to steel the hardening effect greatly increases its strength. And while steelmaking accounts for roughly 90% of all vanadium currently consumed, it’s estimated that vanadium is only used in about 9% of all steels today.

In a research piece, BMO Capital Markets identified a structural change in the vanadium markets. China, the largest vanadium producer in the world, has seen supply disrupted by environmental monitoring and rules while domestic demand was increasing. During 2017, BMO observed ferrovanadium exports falling by 30% year over year and projected that China would become a net importer of ferrovanadium. In 2018, this forecast was validated as China which had been a net vanadium exporter became a net vanadium importer. On the demand side, China announced a new high strength rebar standard to increase earthquake resistance in February 2018 that became effective on November 1, 2018. On the supply side, in its efforts to fight pollution, Chinese environmental inspections which resulted in the closing of dirty processes in which vanadium recovery was a byproduct. These policy changes were very positive for vanadium prices pushing them to an all-time highs.

After steelmaking, the second largest market for vanadium is that of catalysts and chemical applications. Significant new sources of demand for vanadium are also expected to originate from vanadium redox flow batteries (VRFB).

The current vanadium market price is $15.25 per pound as of March 29, 2019 which is a decrease from the December 31, 2018 price when the price was $27.75 per pound. Both are significantly higher than the December 31, 2017 price of $9.70 per pound. As a result of structural changes in the market, several market participants are reporting that vanadium demand exceeds vanadium supply and the market is in deficit.

Given the substantial appreciation in vanadium prices, the Company is moving forward to monetize its stand-alone vanadium resource rather than as a by-product that provides a co-credit against uranium production.

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

With respect to sales of vanadium, the Company will compete primarily based upon availability and secondarily on price. The market is currently in structural deficit which is projected to continue for a period of years. There will be direct competition with primary production, secondary production, and co-production from various companies and processors worldwide as individual entities come online or increase production to address the supply deficit.

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

Reclamation and Restoration Costs and Bonding Requirements

At the conclusion of conventional mining, a site is decommissioned and reclaimed. Reclamation involves removing evidence of surface disturbance. The reclamation liabilities of the US mines are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities at December 31, 2018 of the mineral properties to be approximately $887,400.

The Company is required by State regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has provided performance bonds issued for the benefit of the Company in the amount of $887,400 to satisfy such regulatory requirements.

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

We are not producing uranium or vanadium at this time. As a result, we currently have no sources of operating cash. If we cannot access additional sources of private or public capital, partner with another company that has cash resources and/or find other means of generating revenue other than uranium or vanadium production, we may not be able to remain in business.

Until we begin either uranium or vanadium production, we have no way to generate cash inflows unless we monetize certain of our assets or obtain additional financing. We can provide no assurance that our properties will be placed into production or that we will be able to continue to find, develop, acquire and finance additional reserves. If we cannot monetize certain existing assets, partner with another company that has cash resources, find other means of generating revenue other than uranium or vanadium production and/or access additional sources of private or public capital, we may not be able to remain in business and our stockholders may lose their entire investment.

Our ability to function as an operating mining company will be dependent on our ability to mine our properties at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. The volatility of uranium prices makes long-range planning uncertain and raising capital difficult.

Our ability to operate on a positive cash flow basis will be dependent on mining sufficient quantities of uranium or vanadium at a profit sufficient to finance our operations and for the acquisition and development of additional mining properties. Any profit will necessarily be dependent upon, and affected by, the long and short term market prices of uranium and vanadium, which are subject to significant fluctuation. Uranium prices have been and will continue to be affected by numerous factors beyond our control. These factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources and uranium production levels and costs of production. A significant, sustained drop in uranium prices may make it impossible to operate our business at a level that will permit us to cover our fixed costs or to remain in operation.

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

As more fully described under “Liquidity and Capital Resources” of Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations”, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $6.6 million and $4.5 million at December 31, 2018 and 2017, respectively. We have been reliant on equity financings from the sale of our common shares and on debt financing in order to fund our operations. We do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At December 31, 2018 and December 31, 2017, we had a working capital balance (deficit) of $597,669 and $(444,125), respectively. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception. However, there is no assurance that we will be successful in securing any form of additional financing in the future, therefore substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable the Company to continue its operations over the next twelve months. The Company’s independent auditor has stated in its report that the consolidated financial statements for the two years ended December 31, 2018 were prepared assuming that the Company would continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing losses from operations and is dependent upon future sources of equity or debt financing in order to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our operations are capital intensive, and we will require significant additional financing to acquire additional uranium/vanadium projects, continue with our exploration and begin pre-extraction activities on our existing uranium/vanadium projects.

Our operations are capital intensive and future capital expenditures are expected to be substantial. We will require significant additional financing to fund our operations, including acquiring additional uranium/vanadium projects, continuing with our exploration and beginning pre-extraction activities which include assaying, drilling, geological and geochemical analysis and mine construction costs. In the absence of such additional financing, we would not be able to fund our operations, including continuing with our exploration and pre-extraction activities, which may result in delays, curtailment or abandonment of any one or all of our uranium projects.

Uranium/vanadium exploration and pre-extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, and actual results may differ significantly from expectations or anticipated amounts. Furthermore, exploration programs conducted on our uranium/vanadium projects may not result in the establishment of ore bodies that contain commercially recoverable uranium/vanadium.

Uranium/vanadium exploration and pre-extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, many beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) unusual or unexpected geological formations; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) industrial accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) availability of contractors and labor; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations. These risks and uncertainties could result in: delays, reductions or stoppages in our mining activities; increased capital and/or extraction costs; damage to, or destruction of, our mineral projects, extraction facilities or other properties; personal injuries; environmental damage; monetary losses; and legal claims.

Success in uranium/vanadium exploration is dependent on many factors, including, without limitation, the experience and capabilities of a company’s management, the availability of geological expertise and the availability of sufficient funds to conduct the exploration program. Even if an exploration program is successful and commercially recoverable uranium/vanadium is established, it may take a number of years from the initial phases of drilling and identification of the mineralization until extraction is possible, during which time the economic feasibility of extraction may change such that the uranium ceases to be economically recoverable. Uranium/vanadium exploration is frequently non-productive due, for example, to poor exploration results or the inability to establish ore bodies that contain commercially recoverable uranium, in which case the uranium project may be abandoned and written-off. Furthermore, we will not be able to benefit from our exploration efforts and recover the expenditures that we incur on our exploration programs if we do not establish ore bodies that contain commercially recoverable uranium/vanadium and develop these uranium/vanadium projects into profitable mining activities, and there is no assurance that we will be successful in doing so for any of our uranium/vanadium projects.

Whether an ore body contains commercially recoverable uranium/vanadium depends on many factors including, without limitation: (i) the particular attributes, including material changes to those attributes, of the ore body such as size, grade, recovery rates and proximity to infrastructure; (ii) the market price of uranium, which may be volatile; and (iii) government regulations and regulatory requirements including, without limitation, those relating to environmental protection, permitting and land use, taxes, land tenure and transportation.

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

Future financial surety requirements to comply with federal and state environmental and remediation requirements and to secure necessary licenses and approvals may increase significantly as future development and production occurs at certain of our sites in the United States. The amount of the financial surety for each producing property is subject to annual review and revision by regulators. We expect that the issuer of the financial surety instruments will require us to provide cash collateral for a significant amount of the face amount of the bond to secure the obligation. In the event we are not able to raise, secure or generate sufficient funds necessary to satisfy these requirements, we will be unable to develop our sites and bring them into production, which inability will have a material adverse impact on our business and may negatively affect our ability to continue to operate.

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

Our compliance costs including the posting of surety bonds associated with environmental protection laws and regulations and health and safety standards have been significant to date and are expected to increase in scale and scope as we expand our operations in the future. Furthermore, environmental protection laws and regulations may become more stringent in the future, and compliance with such changes may require capital outlays in excess of those anticipated or cause substantial delays, which would have a material adverse effect on our operations.

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

The nuclear incident that occurred in Japan in March 2011 had significant adverse effects on both the nuclear and uranium industries. If another nuclear incident were to occur, it may have further adverse effects for both industries. Public opinion of nuclear power as a source of electricity generation may be adversely affected, which may cause governments of certain countries to further increase regulation for the nuclear industry, reduce or abandon current reliance on nuclear power or reduce or abandon existing plans for nuclear power expansion. Any one of these occurrences has the potential to reduce current and/or future demand for nuclear power, resulting in lower demand for uranium and lower market prices for uranium, adversely affecting the Company’s operations and prospects. Furthermore, the growth of the nuclear and uranium industries is dependent on continuing and growing public support of nuclear power as a viable source of electricity generation.

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

Due to the nature of our business, we may be subject to numerous regulatory investigations, securities claims, civil claims, lawsuits and other proceedings in the ordinary course of our business. The outcome of these lawsuits is uncertain and subject to inherent uncertainties, and the actual costs to be incurred will depend upon many unknown factors. We may be forced to expend significant resources in the defense of these suits, and we may not prevail. Defending against these and other lawsuits in the future may not only require us to incur significant legal fees and expenses, may become time-consuming for us and detract from our ability to fully focus our internal resources on our business activities. The results of any legal proceeding cannot be predicted with certainty due to the uncertainty inherent in litigation, the difficulty of predicting decisions of regulators, judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business, financial position or operating results.

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

Our future uranium production will also compete with uranium recovered from the de-enrichment of highly enriched uranium obtained from the dismantling of United States and Russian nuclear weapons and imports to the United States of uranium from the former Soviet Union and from the sale of uranium inventory held by the United States Department of Energy. In addition, there are numerous entities in the market that compete with us for properties and are attempting to become licensed to operate ISR and/or underground mining facilities. If we are unable to successfully compete for properties, capital, customers or employees or with alternative uranium sources, it could have a materially adverse effect on our results of operations.

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

We had $909,865and $427,020 in cash at December 31, 2018 and December 31, 2017, respectively. There can be no assurance that we will be able to obtain additional capital after we exhaust our current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

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

The Company’s common shares may trade infrequently and in low volumes on both the CSE and OTCQX, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who can generate or influence sales volume, and that even if we came to the attention of such institutionally oriented persons, they tend to be risk-averse in this environment and would be reluctant to follow an early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more advanced and viable. As a consequence, there may be periods of several days or more when trading activity in the Company’s shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  The Company cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained.  Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.  Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market.  These factors may have an adverse impact on the trading and price of our securities, and could result in the loss by investors of all or part of their investment.

The Company’s common share price may be volatile.

The future trading price of the Company’s common shares may be volatile and may fluctuate substantially. The price of the common shares may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond the Company’s control and may not be directly related to its operating performance. These factors include the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	significant volatility in the market price and trading volume of securities of mineral exploration and mining companies;

●	changes in government regulations or regulatory policies with respect to mineral exploration and mining companies or in the status of our regulatory approvals;

●	actual or anticipated changes in earnings or fluctuations in operating results;

●	announcements by us or by our competitors of acquisitions or of new products, commercial relationships or capital commitments;

●	disruption to our operations or those of other contractors critical to our operations;

●	the emergence of new competitors;

●	commencement of, or our involvement in, litigation;

●	dilutive issuances of our common shares or the incurrence of additional debt;

●	adoption of new or different accounting standards;

●	general economic conditions and trends and slow or negative growth of related markets;

●	loss of a major funding source; or

●	departures of key personnel.

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

Our Chief Executive Officer is one of our largest stockholders, and as a result he can exert control over us and have actual or potential interests that may diverge from yours.

George Glasier, our CEO, beneficially owns, in the aggregate, about 19.8% of our common shares. As a result, Mr. Glasier might be able to influence many matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our stockholders of an opportunity to receive a premium for their common shares as part of a sale of our company and may affect the market price of our stock.

Furthermore, Mr. Glasier may have interests that diverge from those of other holders of our common shares. As a result, Mr. Glasier may vote the shares he owns or controls or otherwise cause us to take actions that may conflict with your best interests as a stockholder, which could adversely affect our results of operations and the trading price of our common shares. Through this control, Mr. Glasier can control our management, affairs and all matters requiring stockholder approval, including the approval of significant corporate transactions, a sale of our company, decisions about our capital structure and the composition of our Board of Directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Company headquarters is maintained through a lease at 330 Bay Street, Suite 1400, Toronto, Ontario, Canada M5H 2S8.

An operations facility is rented at 31617 Hwy 90 Road, Nucla, Colorado, USA 81424 which houses the ablation units and an office.

1.	Sunday Mine Complex

2.	San Rafael

3.	Sage

4.	Dunn

5.	Van 4 Ridge Mill*

6.	Hansen/Taylor Ranch

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

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of December 31, 2018, include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado USA, and the Dunn Project located in San Juan County, Utah.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of December 31, 2018, include Hansen, North Hansen, High Park, Hansen Picnic Tree, and Taylor Ranch, located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado, and Ferris Haggerty located in Carbon County, Wyoming.

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

The Property

The Sunday Mine Complex is located in western San Miguel County and is part of the Uravan Mineral Belt. The property is situated 25 miles north of Dove Creek, Colorado, on the north flank of Disappointment Valley and portions of Big Gypsum Valley. Energy Fuels Resources (USA) Inc. (“EFR”) acquired the property in June 2012 from Denison Mines Corp. The complex consists of five individual mines with mine workings located along a two mile stretch of the southern side of Big Gypsum Valley, with underground workings extending generally south, with associated vents and surface facilities. The mines are, from east to west: Sunday, Carnation, Saint Jude, West Sunday, and Topaz. The mines were last actively mined from 2007 to 2009.

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

The 2-D digitized mine workings, done by Denison Mines show extensive stopping and drifting within parts of the SMC. Generational mine maps indicate that more mine workings exist than are shown in the digital database. A very conservative rough estimate of the linear mine workings based on the digital database is in excess of 50,000 ft (15,244 m) with many stopes. Figure 6.2.1 shows the known drill hole and mine working locations.

Based on the records and on field inspection, it is evident that the Property has a significant history of drill exploration and mine development.

Anthony R. Adkins, P. Geol., LLC was commissioned by Western Uranium & Vanadium to prepare an Independent Technical Report compliant with the Canadian National Instrument 43-101 on the Sunday Mine Complex Uranium (SMC) Project, an advanced-stage uranium property. The report was finalized on July 7, 2015 and filed on sedar.com on July 16, 2015.

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

The Sunday Mine Complex Technical Report filed by Western Uranium & Vanadium estimates mineral resources and not reserves. That report does not use categories other than “mineral resources” and “mineral reserves”, and the Sunday Mine Complex property was reported as having no reserve quality mineralization. There is no more recent or available data on the Sunday Mine Complex project resource than that of the Western Uranium & Vanadium Technical Report from 2015. In order to disclose the historic resource as current, the Company needs to have completed and filed an NI 43-101 technical report on sedar.com which includes discussion on the reasonable prospect for economic extraction of the mineral resource. A qualified person (as understood under NI 43-101) has not done sufficient work to classify the historical estimate as current mineral resources or mineral reserves, and the Company is not treating the historical estimate as current mineral resources or mineral reserves. In order to upgrade or verify the historical estimate provided by the Western Uranium & Vanadium Technical Report, the Company would have to engage a qualified person to, among other things, take account of any exploration or other work on the Sunday Mine Complex since the date of the historical estimate and otherwise produce a report under NI 43-101.

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

Restoration and Reclamation

Each of the mines are permitted separately with the DRMS and are considered to be in temporary cessation status. The mines and their permitted acres and reclamation bonds are, from east to west, the Sunday (60 acres, $330,242), Carnation (9.8 acres, $40,245), Saint Jude (9.8 acres, $61,022), West Sunday (12.1 acres, $85,036), and Topaz (30 acres, $99,893).

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

The San Rafael Uranium Project is currently being held as a property that is exploratory in nature with no identified reserves. Exploration and mining plans have not been prepared for the project. Western Uranium & Vanadium Corp. has not yet undertaken any development work at the property. Power and water sources have not yet been formally assessed.

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

O. Jay Gatten, P. Geol., LLC was commissioned by Western Uranium & Vanadium to prepare an Independent Technical Report compliant with the Canadian National Instrument 43-101 on the San Rafael Uranium Project (including the: Deep Gold Uranium Deposit and the Down Yonder Uranium Deposit), an advanced-stage uranium property. The report was finalized on November 19, 2014 and filed on sedar.com on November 20, 2015.

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

The San Rafael Uranium Project Technical Report filed by Western Uranium & Vanadium estimates mineral resources and not reserves. That report does not use categories other than “mineral resources” and “mineral reserves”, and the San Rafael Uranium Project property was reported as having no reserve quality mineralization. There is no more recent or available data on the San Rafael Uranium Project resource than that of the Western Uranium & Vanadium Technical Report from 2014. In order to disclose the historic resource as current, the Company needs to have completed and filed an NI 43-101 technical report on sedar.com which includes discussion on the reasonable prospect for economic extraction of the mineral resource. A qualified person (as understood under NI 43-101) has not done sufficient work to classify the historical estimate as current mineral resources or mineral reserves, and the Company is not treating the historical estimate as current mineral resources or mineral reserves. In order to upgrade or verify the historical estimate provided by the Western Uranium & Vanadium Technical Report, the Company would have to engage a qualified person to, among other things, take account of any exploration or other work on the San Rafael Uranium Project since the date of the historical estimate and otherwise produce a report under NI 43-101.

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

The 94 unpatented claims are located on approximately 1,942 acres land administered by the U.S. Bureau of Land Management in sections 34 and 35, T32S, R26E, SLPM, San Juan County, Utah and sections 25 and 26, T43N, R20W, NMPM, and sections 19, 29, 30, 31, and 32, T43N, R19W, NMPM San Miguel County, Colorado.  Holding cost is $14370 due to BLM for claim maintenance fees prior to September 1 each year. The property has access to grid power, however, no source of industrial water has yet been identified. The Sage Mine Project is currently being held as a property that is exploratory in nature with no identified reserves. Exploration and mining plans have not been prepared for the project. Western Uranium & Vanadium Corp. has not yet undertaken any development work at the property.

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

Restoration and Reclamation

An exploration bond is posted with the Utah Division of Oil Gas and Mining for the amount of $31,149.

Permitting Status

Although the mine is permitted (S/037/0058) and bonded ($31,149) for reclamation with the Utah Division of Oil Gas and Mining, it is not permitted for mining. Because of its location on BLM managed land, an Environmental Assessment will need to be prepared for the site by a third-party contractor once a Plan of Operations is submitted for the mine operation. An amendment to the Small Mine Reclamation NOI will also be needed with Utah Division of Oil Gas and Mining to allow for mine expansion.

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

The Dunn Project is currently being held as a property that is exploratory in nature with no identified reserves. Exploration and mining plans have not been prepared for the project. Western Uranium & Vanadium Corp. has not yet undertaken any development work at the property. Power and water sources have not yet been formally assessed.

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

History

The first discovery of uranium-vanadium mineralization within close proximity to the Dunn project was by Homestake Mining Company in the late 1960s at what would eventually become the Wilson Mine 4 miles to the east. Mineralization associated with the Dunn mine was discovered by Gulf Oil Corporation in the late 1960s, which was subsequently acquired by Homestake, followed by Atlas Minerals in the 1970’s. Between 1975 and 1983 Atlas completed 243 drill holes at the Dunn project with an average total depth of 724 feet. By 1981, Atlas had delineated a resource that could left the construction of a 3,825 foot decline. The decline successfully reached the perimeter of delineated mineralization, but before any production-mining, Atlas ceased operations in 1983 when faced with financial setbacks that required them to divert funds.

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

Notably a portion of the Hansen/Taylor deposit was in dispute during 2017. On September 16, 2015, in connection with the Company’s acquisition of Black Range, the Company assumed an option and exploration agreement (the “Option and Exploration Agreement”) with STB Minerals, LLC, a Colorado limited liability company (“STB”). The Option and Exploration Agreement gives the Company the right to purchase 51% of the mineral rights of specific areas of the Hansen and Picnic Tree deposits (for which the Company already holds 49% of the rights). If the Company were to exercise its option under the Option and Exploration Agreement, it would require the Company to (a) make a cash payment of $2,500,000 immediately upon exercise; (b) issue common shares to STB amounting to a value of $3,750,000 immediately upon exercise; and (c) issue common shares to STB amounting to a value of $3,750,000 on the date that is 180 days following exercise. The Option and Exploration Agreement was scheduled to expire by its terms on July 28, 2017 if not exercised.

The Option and Exploration Agreement provided an extension for an “event of force majeure”.  Under this clause, the Company would receive an extension of the period during which it could exercise its option if it experiences an unreasonable delay outside its control that prevents it from exercising the option.  On May 10, 2017, the Company provided to STB a notice that it was exercising the force majeure clause due to the delay by government regulators in licensing the Company’s ablation technology and permitting mining at the Hansen property. STB has contested the Company’s finding that an event of force majeure has occurred. Ongoing negotiations continued until September 21, 2017 when the Company and STB agreed to settle the matter through the pre-established arbitration mechanism. Prior to the commencement of arbitration, a settlement was agreed to on February 28, 2018 through the execution of an Amendment of Option and Exploration Agreement. As consideration, the Company paid STB a $20,000 extension payment and granted STB the right to seek a bona fide written offer over the remaining term and agreed to the removal of the force majeure clause from the agreement. The Company received an extension until July 28, 2019 and a right of first refusal to match any bona fide written offer. Hence the Company already owns 49% of the resource property and retains an option to purchase the 51% of the resource property that the Company does not already own for the duration of the agreement. Further the Company believes the execution of this agreement is without financial implications, and as such, the Company has not made any adjustment to these consolidated financials related to this matter.

Accessibility

The Project is located in Fremont County, in South Central Colorado approximately 30 miles northwest of the city of Canon City. Canon City is the closest population center and had a population of 16,400 in 2010. The largest metropolitan area in close proximity to the Project is Colorado Springs which is located approximately 46 miles northeast of Canon City and has a population of approximately 416,000. Figure 1 shows the locations of these population centers with respect to the Project.

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

Non - Material Properties

5.	Van #4

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

The property includes the Van#4 shaft and associated surface facilities, which need renovation. The mine is connected to the Ura decline on claims in Bull Canyon to the southwest, not owned by WUC. It has been on standby for many years. Denison completed reclamation of two of the ventilation holes in 2008 and 2010. The property has access to grid power; however, no source of industrial water has been identified yet. The Van 4 mine is currently being held as a property that is exploratory in nature. Exploration and mining plans have not been prepared for the project and the mine permit is in Temporary Cessation status. Western Uranium & Vanadium Corp. has not yet undertaken any development work at the property. Power and water sources have not yet been assessed.

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

History

The Ferris-Haggerty Mine Site was one of the richest components of the Grand Encampment Mining District in Carbon County, Wyoming. The site was first exploited by Ed Haggerty, a prospector from Whitehaven, England, in 1897, when he established the Rudefeha Mine on a rich deposit of copper ore. Haggerty was backed by George Ferris and other investors, of whom all but Ferris dropped out. The partners sold an interest to Willis George Emerson, who raised investment funding for improvements to the mine. These facilities included a 16-mile (26 km) aerial tramway from Grand Encampment over the Continental Divide to the smelter in Encampment and a 4-mile (6.4 km) pipeline to the mine. The mine’s assets were eventually acquired by the North American Copper Company for $1 million. By 1904 the mine had produced $1.4 million in copper ore and was sold to the Penn-Wyoming Copper Company. However, even with copper prices peaking in 1907, the company had difficulty making a profit from the remove mine site. The company was over-capitalized and under-insured and was suffered devastating fires at the mine site in March 1906 and May 1907 which halted production. Business disputes and a fall in copper prices prevented re-opening of the mine even after it was rebuilt. Machinery was salvaged after a foreclosure in 1913. A total of $2 million in copper ore was extracted from the mine during its life.

Project Geology

The Deposit is a tabular injection of magmatic metal differentiation product at the margins of an ultramafic intrusive of early Archean age (2.2 billion years ago). This intrusive was injected into pre-existing high siliceous sandstones and shales of massive thickness (+2,000 ft). Mineralization at the Ferris-Haggarty mine consists of disseminated pyrite and chalcopyrite grains that occur along bedding planes of the host quartzite. However, the massive ore body mined at the Ferris-Haggarty was described by Spencer (1904) to lie along quartzite-Schist contacts and to cross cut foliation. Based on the historic description, the ore may have been remobilized from the host quartzite during regional metamorphism and emplaced along the quartzite-schist contact by way of permeable fractures. The impermeable hanging wall schist may have formed a natural barrier to the ore solutions and produced an unusually rich ore body.

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

During 2016, Western submitted documentation to the CDPHE for a determination ruling regarding the type of license which may be required for the application of Ablation at the Sunday Mine Complex within the state of Colorado. During May and June of 2016, CDPHE held four public meetings in several cities in Colorado as part of the process. On July 22, 2016 CDPHE closed the comment period. In connection with this matter, the CDPHE consulted with the United States Nuclear Regulatory Commission (“NRC”). In response, the CDPHE received an advisory opinion dated October 16, 2016, which did not contain support for the NRC’s opinion and with which Western’s regulatory counsel does not agree. NRC’s advisory opinion recommends that Ablation should be regulated as a milling operation but did recognize that there may be exemptions to certain milling regulatory requirements due to the benign nature of the non-uranium bearing sands produced after Ablation is completed on uranium-bearing ores. On December 1, 2016, the CDPHE issued a determination that the proposed ablation operations at the Sunday Mine must be regulated by the CDPHE through a milling license. The 2018 increase in the blended uranium/vanadium price has brought the Company closer to production.

Mineral Properties $11,681,720 – The Company holds mineral properties as outlined below.

Pinon Ridge Properties

On August 18, 2014, the Company purchased mining assets from Energy Fuels Holding Corp. in an arm’s length transaction. The mining assets include both owned and leased land in the states of Utah and Colorado. All of the mining assets represent properties which have previously been mined to different degrees for uranium. As some of the properties have not formally established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

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

On September 16, 2015, in connection with the Company’s acquisition of Black Range, the Company assumed an option and exploration agreement (the “Option and Exploration Agreement”) with STB Minerals, LLC, a Colorado limited liability company (“STB”). The Option and Exploration Agreement gives the Company the right to purchase 51% of the mineral rights of specific areas of the Hansen and Picnic Tree deposits (for which the Company already holds 49% of the rights). If the Company were to exercise its option under the Option and Exploration Agreement, it would require the Company to (a) make a cash payment of $2,500,000 immediately upon exercise; (b) issue common shares to STB amounting to a value of $3,750,000 immediately upon exercise; and (c) issue common shares to STB amounting to a value of $3,750,000 on the date that is 180 days following exercise. The Option and Exploration Agreement was scheduled to expire by its terms on July 28, 2017 if not exercised.

The Option and Exploration Agreement provided an extension for an “event of force majeure”.  Under this clause, the Company would receive an extension of the period during which it could exercise its option if it experiences an unreasonable delay outside its control that prevents it from exercising the option.  On May 10, 2017, the Company provided to STB a notice that it was exercising the force majeure clause due to the delay by government regulators in licensing the Company’s ablation technology and permitting mining at the Hansen property. STB has contested the Company’s finding that an event of force majeure has occurred. Ongoing negotiations continued until September 21, 2017 when the Company and STB agreed to settle the matter through the pre-established arbitration mechanism. Prior to the commencement of arbitration, a settlement was agreed to on February 28, 2018 through the execution of an Amendment of Option and Exploration Agreement. As consideration, the Company paid STB a $20,000 extension payment and granted STB the right to seek a bona fide written offer over the remaining term and agreed to the removal of the force majeure clause from the agreement. The Company received an extension until July 28, 2019 and a right of first refusal to match any bona fide written offer. Hence the Company already owns 49% of the resource property and retains an option to purchase the 51% of the resource property that the Company does not already own for the duration of the agreement. Further the Company believes the execution of this agreement is without financial implications, and as such, the Company has not made any adjustment to these consolidated financials related to this matter.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares currently trade on the OTCQX Market under the “WSTRF” trading symbol.

Our common shares are listed for trading in Canada on the CSE under the symbol “WUC”.

Stockholders

According to our transfer agent, as of April 1, 2019 there were approximately 3,471 holders of record of our common shares.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

General

Western was incorporated in December, 2006 under the Ontario Business Corporations Act. During 2014, the Company acquired 100% of the issued and outstanding shares of PRM, a Delaware limited liability company. The transaction constituted a reverse takeover of Western by PRM. After obtaining appropriate shareholder approvals, the Company subsequently reconstituted its Board of Director and senior management team and changed its name to Western Uranium Corporation. The Company’s name was changed again in October 2018 to Western Uranium & Vanadium Corp.

On September 16, 2015, Western completed its acquisition of Black Range, an Australian company that was listed on the Australian Securities Exchange (“ASX”) until the acquisition was completed. Western and Black Range entered into a definitive Merger Implementation Agreement, pursuant to which Western agreed to acquire all of the issued and outstanding shares of Black Range.

Western has registered offices at 330 Bay Street, Suite 1400, Toronto, Ontario, Canada M5H 2S8 and its common shares are listed on the CSE under the symbol “WUC” and trade on the United States OTCQX Best Market under the ticker symbol “WSTRF.” Its principal business activity is the acquisition and development of uranium resource properties principally in the states of Utah and Colorado, in the United States of America.

Recent Developments

May 2018 Private Placement

On May 4, 2018, the Company completed a private placement of 909,622 units at a price of CAD $0.68 (USD $0.53) per unit for gross proceeds of CAD $618,543 (USD $481,560). Each unit consisted of one common share and a warrant to purchase one-half of one common share. Each warrant is exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

July 2018 Private Placement

On July 27, 2018, the Company completed a private placement of 2,525,526 units at a price of CAD $0.68 (USD $0.52) per unit for gross proceeds of CAD $1,717,358 (USD $1,319,096). Each unit consisted of one common share and a warrant to purchase one-half of one common share. Each warrant is exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

August 2018 Private Placement

On August 9, 2018, the Company completed a private placement of 1,907,088 units at a price of CAD $0.68 (USD $0.52) per unit for gross proceeds of CAD $1,296,820 (USD $1,000,000). Each unit consisted of one common share and a warrant to purchase one-half of one common share. Each warrant is exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

Ablation Licensing

During 2016, Western submitted documentation to the CDPHE for a determination ruling regarding the type of license which may be required for the application of Ablation at the Sunday Mine Complex within the state of Colorado. During May and June of 2016, CDPHE held four public meetings in several cities in Colorado as part of the process. On July 22, 2016 CDPHE closed the comment period. In connection with this matter, the CDPHE consulted with the United States Nuclear Regulatory Commission (“NRC”). In response, the CDPHE received an advisory opinion dated October 16, 2016, which did not contain support for the NRC’s opinion and with which Western’s regulatory counsel does not agree. NRC’s advisory opinion recommends that Ablation should be regulated as a milling operation but did recognize that there may be exemptions to certain milling regulatory requirements due to the benign nature of the non-uranium bearing sands produced after Ablation is completed on uranium-bearing ores. On December 1, 2016, the CDPHE issued a determination that the proposed ablation operations at the Sunday Mine must be regulated by the CDPHE through a milling license. The 2018 increase in the blended uranium/vanadium price has brought the Company closer to production. During 2017/2018, the Company’s regulatory counsel prepared significant documentation in preparation for a prospective submission.

Letter of Intent with Pinon Ridge Mill

The Company entered into a letter of intent with Pinon Ridge Corporation for use of its Ablation at the permitted uranium recovery facilities at the Pinon Ridge Mill site. The letter of intent provided for the processing of all of Western’s ore produced by its mines in the region at the mill site to produce U308 and vanadium utilizing both the application of Ablation mining technology and traditional milling techniques, at a cost to be determined in a definitive agreement. The Pinon Ridge Mill license is held by Pinon Ridge Resources Corporation, a wholly owned subsidiary of Pinon Ridge Corporation, which is owned by Mr. George Glasier, our Chief Executive Officer and a director, Mr. Andrew Wilder, a director, and Mr. Russell Fryer, a former executive chairman and director. On February 22, 2019, the Company and Pinon Ridge Corporation cancelled and released each other from obligations under the letter of intent.

Incentive Stock Option Plan

The Company maintains an Incentive Stock Plan (the “Plan”) which permits the granting of stock options as incentive compensation. See Item 10, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information,” for more detailed information about the Plan.

Grant of Stock Options

On October 6, 2017, the Company granted options under the Plan for the purchase of an aggregate of 825,000 common shares to five individuals consisting of directors and officers of the Company. The options have a five year term, an exercise price of CAD $1.60 (USD $1.28 as of December 31, 2018), and vest equally in thirds commencing initially on the date of grant and thereafter on October 31, 2017, and March 31, 2018.

On February 8, 2018, the Company granted options under the plan for the purchase of an aggregate of 100,000 common shares to a director. The options have an exercise price of CAD $1.00 (US $0.73 as of December 31, 2018) and vest one half on the date of grant and one half on December 31, 2018. One half of the options expire on January 31, 2023 and the remaining options expire on December 31, 2023.

On September 24, 2018, the Company granted options under the plan for the purchase of an aggregate of 983,000 common shares to several officers, directors, and consultants. The options have an exercise price of CAD $2.15 (US $1.58 as of December 31, 2018) and vest equally in three installments on the date of grant, on October 31, 2018, and on March 31, 2019. One third of the options expire on September 24, 2023, one third expire on October 31, 2023, and the remaining one third expire on March 31, 2024.

Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

The following table presents the Company’s financial results for the years ended December 31, 2018 and 2017.

	For the Year Ended December 31,
	2018	2017
Revenue
Lease revenue	$48,245	$20,000

Expenses
Mining expenditures	177,715	154,724
Professional fees	426,020	529,854
General and administrative	1,252,334	723,387
Consulting fees	200,251	320,534
Total operating expenses	2,056,320	1,728,449

Operating loss	(2,008,075)	(1,708,499)

Interest expense, net	36,124	60,232

Loss before income taxes	(2,044,199)	(1,768,731)

Income tax benefit	-	(1,354,443)

Net loss	(2,044,199)	(414,288)

Other Comprehensive loss
Foreign exchange gain	5,698	2,406

Comprehensive Loss	$(2,038,501)	$(411,882)

Net loss per share - basic and diluted	$(0.09)	$(0.02)

Summary:

Our consolidated net loss for the years ended December 31, 2018 and 2017 was $2,044,199 and $414,288 or $0.09 and $0.02 per share, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the years ended December 31, 2018 and 2017 was $2,038,501 and $411,882, respectively.

Revenue

Our revenue for the years ended December 31, 2018 and 2017 was $48,245 and $20,000, respectively. The revenue in 2018 resulted from lease revenue pursuant to a July 18, 2017 lease agreement, February 2, 2018 easement, and July 1, 2018 right-of-way agreement. The counterparties are from the oil and gas industry.

Mining Expenditures

Mining expenditures for the year ended December 31, 2018 were $177,715 as compared to $154,724 for the year ended December 31, 2017. The increase in mining expenditures of $22,991, or 14.9% was principally attributable to a decrease in ablation expenditures of $12,229, an increase of maintenance fees of $10,576 and an increase of lease abandonment costs of $20,000.

Professional Fees

Professional fees for the year ended December 31, 2018 were $426,020 as compared to $529,854 for the year ended December 31, 2017. The decrease in professional fees of $103,834, or 19.6% was principally due to a decrease in accounting costs of $28,168, audit costs of $62,806, and legal services of $39,622.

General and Administrative

General and administrative expenses for the year ended December 31, 2018 were $1,252,334 as compared to $723,387 for the year ended December 31, 2017. The increase in general and administrative expense of $528,947, or 73% is due to an increase of $287,225 in stock-based compensation, $128,323 in payroll resulting from formerly consultant compensation being moved onto payroll, $25,661 in investor relation costs from increased conference participation and investor engagement and $34,711 in increased board of director fee expenses. The increase in stock-based compensation derives from the increase in the quantity of stock options awarded in 2018 and several Black Scholes valuation factors, including the stock price appreciation, which increased the per stock option value during 2018. The addition of a new director in February 2018 resulted in the award of additional stock options during calendar year 2018.

Consulting Fees

Consulting fees for the year ended December 31, 2018 were $200,251 as compared to $320,534 for the year ended December 31, 2017. The decrease in consulting fees of $120,283, or 37.5% was principally related to a decrease in consultant utilization and former consultant compensation being moved onto payroll.

Interest Expense, net

Interest expense, net, for the year ended December 31, 2018 was $36,124 as compared to $60,232 for the year ended December 31, 2017. The decrease of interest expense, net, of $24,108, or 40% was attributable to the full repayment of previously outstanding promissory notes during 2018 and 2017.

Foreign Exchange

Foreign exchange gain for the year ended December 31, 2018 was $5,698 as compared to $2,406 for the year ended December 31, 2017. The increase of the foreign exchange gain of $3,292, or 137% is primarily due to the U.S. Dollar weakening against the Canadian Dollar during the current quarter while holding cash balances in Canadian Dollars.

Liquidity and Capital Resources

The Company’s cash balance as of December 31, 2018 was $909,865. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public company reporting responsibilities. Management believes that in order to finance the development of the mining properties and Ablation, the Company will be required to raise additional capital by way of debt and/or equity. The Company expects to require additional capital in 2019 in order to open the Sunday Mine Complex to complete an underground vanadium work project. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash used in operating activities

Net cash used in operating activities was $1,645,265 for the year ended December 31, 2018, as compared with $1,665,734 for the year ended December 31, 2017. Of the $1,645,265 in net cash used in operating activities, $2,044,199 is derived from our net loss before non-cash adjustments. During the year ended December 31, 2018, $76,445 represented a decrease in accounts payable and accrued liabilities, $34,235 represented a decrease in prepaid expenses, $27,824 represented an increase in the reclamation liability, and $410,088 represented non-cash stock based compensation. The reclamation liability increase was primarily due to an increase in reclamation requirements by the state of Colorado.

Net cash used in investing activities

During the year ended December 31, 2018, the Company purchased $36,502 in property and equipment. This capital expenditure represents the initiation of expenditures needed to re-open the Sunday Mine Complex. During the year ended December 31, 2017, the Company had written down $215,976 related to the Alaska reclamation liability and the corresponding reclamation bond.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2018 was $2,265,499 as compared to $1,280,261 for the year ended December 31, 2017. For the year ended December 31, 2018, the net cash provided by financing activities consisted of $2,703,331 from the proceeds received in our private placements and $62,168 from the exercise of stock options, offset by $500,000 used to repay the EFHC promissory note, which was issued for the acquisition of the original Colorado and Utah resource package.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of December 31, 2018 and December 31, 2017, to be approximately $889,030 and $820,434, respectively. During the years ended December 31, 2018 and 2017, the accretion of the reclamation liabilities was $11,030 and $9,158, respectively. The Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of December 31, 2018 and December 31, 2017 of $224,645 and $196,281, respectively. The gross reclamation liabilities as of December 31, 2018 and 2017 are secured by certificates of deposit in the amount of $889,030 and $820,434, respectively.

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

During the year ended December 31, 2018 and 2017, the Company recognized aggregate revenue of $48,245 and $20,000, respectively, under these oil and gas lease arrangements.

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

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $352,361 as of December 31, 2018) to Seller within 60 days of the first commercial application of the ablation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $352,361 and $390,350 as of December 31, 2018 and 2017, respectively.

Going Concern

The Company has incurred continuing losses from its operations and as of December 31, 2018, the Company had an accumulated deficit of $6,584,342 and working capital of $597,669.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares.

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

There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned product development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern to sustain operations for at least one year from the issuance of the accompanying financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off Balance Sheet Arrangements

As of December 31, 2018, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

Critical Accounting Estimates and Policies

The preparation of these consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period.

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting period, that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, include, but are not limited to, the following: fair value of transactions involving common shares, assessment of the useful life and evaluation for impairment of intangible assets, valuation and impairment assessments on mineral properties, deferred contingent consideration, the reclamation liability, valuation of stock-based compensation, valuation of available-for-sale securities and valuation of long-term debt, HST and asset retirement obligations. Other areas requiring estimates include allocations of expenditures, depletion and amortization of mineral rights and properties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of December 31, 2018, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018, due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

Remediation of Material Weakness

Management has developed a plan for the Company to design a set of control procedures and the related required documentation thereof in order to address this material weakness. Until the Company has the proper staff in place, it likely will not be able to remediate its material weakness.

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

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of our board of directors (the “Board”) and our executive officers.

Name	Age	Position(s)

George Glasier	76	President, Chief Executive Officer and Director

Robert Klein	53	Chief Financial Officer

Bryan Murphy	50	Director, Chairman

Andrew Wilder	48	Director

Executive Officers

George Glasier, J.D., our Director, President and Chief Executive Officer, founded Western Uranium & Vanadium Corp. on March 10, 2014. He has over thirty years’ experience in the uranium industry in the United States, with extensive experience in sales and marketing; project development and permitting uranium processing facilities. He is the founder of Energy Fuels Inc. (Volcanic Metals Exploration Inc.) and served as its Chief Executive Officer and President from January 2006 to March 2010. He was responsible for assembling a first-class management team, acquiring a portfolio of uranium projects, and leading the successful permitting process that culminated in the licensing of the Piñon Ridge uranium mill; planned for construction in Western Montrose County, Colorado. He began his career in the uranium industry in the late 1970’s with Energy Fuels Nuclear, which built and operated the White Mesa Mill near Blanding, Utah, becoming the largest uranium producer in the United States.

Robert Klein is Chief Financial Officer of Western Uranium & Vanadium Corp. He is in charge of accounting and finance, and is closely involved in capital markets activities, corporate transactions, investor relations, public relations, and legal, and compliance. Formerly, Mr. Klein served as Vice President- Finance and had leading roles in reporting, corporate transactions, and Western’s public listings on the CSE and OTCQX. Mr. Klein was formerly the Chief Operating Officer of Cross River Group and began his association with Western on an Operating Partner basis after the formation of Western’s predecessor company, Pinon Ridge Mining, LLC. Previously, Mr. Klein was a Managing Director at Analytical Research, an alternative investments research firm. He has a broad financial background derived from senior operating and investment roles with asset managers and through Exeter Analytics, a consulting firm he founded. Mr. Klein was formerly the CFO of Five Points Capital, a hedge fund spin-out from Soros Fund Management. After having begun his career in public accounting, Mr. Klein worked for Lehman Brothers, an investment bank, and William E. Simon & Sons, a merchant bank and private investment firm. Rob holds the Chartered Financial Analyst designation, received an M.B.A. from the Robert H. Smith School of Business at the University of Maryland and a B.S. in Accounting from George Mason University.

Non-Employee Directors

Andrew Wilder serves as a Director for Western Uranium & Vanadium Corporation and previously served as Western’s Chief Financial Officer until October 19, 2016. He is currently a Managing Member of Inventiv Capital Management, an energy infrastructure private equity business as well as the Founder and Chief Executive Officer of Cross River, a firm that provides capital, strategic business development and operations to alternative asset managers and operating companies. Prior to founding Cross River, Mr. Wilder co-founded and was the Chief Operating Officer for Kiski Group, an advisory firm organized in 2009 to help institutions develop their alternative manager platforms by helping vet managers and offer infrastructure solutions in areas of investment and business risk management. In 2001, Mr. Wilder co-founded and served as Chief Operating Officer and Chief Financial Officer of North Sound Capital LLC, a long/short equity hedge fund manager. North Sound launched with $15 million in July of 2001 and reached $3 billion AUM and 65 employees within 5 years. Mr. Wilder was responsible for building and overseeing all aspects of the business ex-research. In 2003, Mr. Wilder also co-founded Columbus Avenue Consulting, an independent fund administration business with 90 clients and $7 billion in AUA when it was subsequently sold in 2012. Mr. Wilder’s prior career included heading operations for C. Blair Asset Management, a $500 million long/short equity hedge fund, and serving as a Manager in audit of Deloitte & Touche (in their Cayman Islands and Toronto practices). Mr. Wilder received the Chartered Accountant (Canada) designation, holds the CFA designation, and received an MBA from the University of Toronto and a BA from the University of Western Ontario.

Bryan Murphy is Founder of Magellan Limited, an advisory firm focusing on providing strategic, M&A, and financial advisory services and currently serves as CFO and Head of Finance for Biome Renewables Inc., an early stage renewable energy innovation and industrial design company. Formerly, Mr. Murphy was Co-Founder and Managing Partner of Quest Partners, a boutique investment bank that focuses on the provision of M&A, corporate finance, and business strategy services. In these capacities, Mr. Murphy has developed extensive international experience and relationships advising high-growth businesses across North America, Europe, and the Middle East. In the prior dozen years, Mr. Murphy held senior management roles at Canadian Tire Corporation overseeing divisions and business lines. Additionally, Mr. Murphy was formerly a board member of Covenant House Toronto, one of Canada’s largest homeless youth agencies. Bryan has an Honours Bachelor of Arts in Business Administration majoring in Finance and an MBA with Distinction from the University of Western Ontario Richard Ivey School of Business.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Form 3 and 4 reports and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2018 and any Form 5 reports and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2018, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2018 except as follows: George Glasier filed late one Form 4 reporting one transaction; Robert Klein filed late one Form 4 reporting one transaction; Andrew Wilder filed late one Form 4 reporting one transaction; Bryan Murphy filed late one Form 4 reporting one transaction; and Russell Fryer and Baobab Asset Management LLC jointly filed late seven Forms 4 reporting eight transactions.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors, employees and consultants. A copy of the code of ethics will be sent, free of charge, to any person who sends a written request for a copy to Western Uranium & Vanadium Corp., 330 Bay Street, Toronto, Ontario, Canada M5H 2S8.

Audit Committee

Western has established a separately designated audit committee of the Board of Directors consisting of Andrew Wilder and Bryan Murphy. Our audit committee is responsible for oversight of audits, corporate governance, board nominations, and executive compensation. The Board has determined that one of its members, Andrew Wilder, who has previously served as Western’s Chief Financial Officer, qualifies as an “audit committee financial expert”.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	TOTAL($)
George Glasier(1)	2018	$180,000	$-	$-	$-	$-	$180,000
President and Chief Executive Officer	2017	$165,000	$-	$-	$34,615	$-	$199,615

Robert Klein(2)	2018	$120,000	$30,000	$-	$137,211	$-	$287,211
Chief Financial Officer	2017	$102,000	$-	$-	$34,615	$-	$136,615

(1)	Mr. Glasier chose to decline his 2018 stock option grant, requesting instead that those options be reallocated to further incentivize other members of management. On October 10, 2017, Mr. Glasier was granted an option to purchase 200,000 of our common shares at an exercise price of CAD $1.60 per share which expires five years from the date of issuance. This option vested in thirds in equal installments on the date of grant, October 31, 2017 and March 31, 2018.
(2)	On September 24, 2018, Mr. Klein was granted an option to purchase 250,000 of our common shares at an exercise price of CAD $2.15 per share which expires five years from the date of issuance. This option is vested in thirds in equal installments on the date of grant, October 31, 2018 and March 31, 2019. On October 10, 2017, Mr. Klein was granted an option to purchase 200,000 of our common shares at an exercise price of CAD $1.60 per share which expires five years from the date of issuance. This option vested in thirds in equal installments on the date of grant, October 31, 2017 and March 31, 2018.

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

On November 13, 2017, the Company entered into an employment agreement with Mr. Klein. The agreement became effective on October 1, 2017 and expires on September 30, 2018. The agreement may be mutually extended for subsequent annual terms. The agreement provides for compensation of $120,000 per annum and an annual bonus at the discretion of the Board of Directors. Pursuant to the employment agreement, once the Company raises a cumulative USD $1,000,000 subsequent to October 1, 2017, Mr. Klein’s annual base salary shall be increased. On July 27, 2018 this criterion was met and the Company and Mr. Klein are currently negotiating an increase in salary. If a change of control occurs wherein the consideration in such change of control is more than USD $2.00 per share, the Company is required to pay a lump sum to Mr. Klein in the amount of two and one-half times Mr. Klein’s annual salary.

Other Employee Compensation

On October 6, 2017, the Company granted options under the Plan for the purchase of an aggregate of 825,000 common shares to five individuals consisting of directors and officers of the Company. The options have a five year term, an exercise price of CAD $1.60 (USD $1.28), and vest equally in thirds commencing initially on the date of grant and thereafter on October 31, 2017, and March 31, 2018.

On February 8, 2018, the Company granted options under the plan for the purchase of an aggregate of 100,000 common shares to a director. The options have an exercise price of CAD $1.00 (US $0.73 as of December 31, 2018) and vest one half on the date of grant and one half on December 31, 2018. One half of the options expire on January 31, 2023 and the remaining options expire on December 31, 2023.

On September 24, 2018, the Company granted options under the Plan for the purchase of an aggregate of 983,000 common shares to five individuals consisting of directors and officers of the Company. The options have a five-year term, an exercise price of CAD $2.15 (USD $1.58), and vest equally in thirds commencing initially on the date of grant and thereafter on October 31, 2018, and March 31, 2019.

Outstanding Equity Awards Table

The following table sets forth unexercised options, unvested stock and equity incentive plan awards outstanding for our named executive officers as of December 31, 2018.

Outstanding Option Awards at Fiscal Year-End for 2018

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($CAD)	Option expiration date
George Glasier	150,000		-	$2.50	10/4/2021
	200,000		-	$1.60	10/10/2022

Robert Klein	100,000		-	$2.50	10/4/2021
	200,000		-	$1.60	10/10/2022
	166,667	(1)	83,333	$2.15	9/24/2023

(1)	The unvested options vest on March 31, 2019.

Outstanding Stock Awards at Fiscal Year-End for 2018

None.

Director Compensation

The following table sets forth a summary of the compensation for the fiscal year ended December 31, 2018 earned by each director who is not a named executive officer and who served on the Board during.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Andrew Wilder(1)	$13,860	$-	$137,211	$151,071
Bryan Murphy(2)	$27,123	$-	$142,941	$170,064

(1)	Mr. Wilder is the owner of Bedford Bridge. During the year ended December 31, 2018, the Company incurred $4,620 to Bedford Bridge and $13,860 in director fees for Mr. Wilder’s services. On September 24, 2018, Mr. Wilder was granted an option to purchase 250,000 of our common shares at an exercise price of CAD $2.15 per share which expires five years from the date of issuance. These options vest in thirds in equal installments on the date of grant, October 31, 2018 and March 31, 2019.
(2)	On February 8, 2018, Mr. Murphy was granted an option to purchase 100,000 of our common shares at an exercise price of CAD $1.00 per share which vests 50% on the date of grant and 50% on December 31, 2018. One half of the options expire on January 31, 2023 and one-half expire on December 31, 2023. On September 24, 2018, Mr. Murphy was granted an option to purchase 250,000 of our common shares at an exercise price of CAD $2.15 per share which expires five years from the date of issuance. These options vest in thirds in equal installments on the date of grant, October 31, 2018 and March 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our class of common shares as of April 1, 2019 by:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common shares;

●	each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

The amounts and percentages of common shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The information relating to our 5% beneficial owners is based on information we received from such holders. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise set forth in the footnotes to the table below, the address of persons listed below is c/o Western Uranium & Vanadium Corp., 330 Bay Street, Suite 1400, Toronto, Ontario, Canada M5H 2S8. Unless otherwise indicated in the footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated common shares.

Name of Beneficial Owner	Number of Common Shares	Percentage of Outstanding Common Shares (1)

5% or Greater Stockholders
George Glasier (2)	5,223,333	19.8%

Directors and Named Executive Officers
George Glasier(2)	5,223,333	19.8%
Andrew Wilder (3)	600,000	2.3%
Robert Klein (4)	570,000	2.1%
Bryan Murphy (5)	350,000	1.3%

All executive officers and directors as a group (4 persons)	11,793,988	33.4%

*Represents	holdings of less than 1% of common shares outstanding.

(1)	Based on 25,976,837 common shares outstanding on April 1, 2019 and, with respect to each individual holder, rights to acquire our common shares exercisable within 60 days of April 1, 2019.

(2)	Consists of 4,873,333 common shares and 350,000 common shares issuable upon the exercise of stock options.

(3)	Consists of 600,000 common shares issuable upon the exercise of stock options held by Mr. Wilder.

(4)	Consists of 20,000 common shares and 550,000 common shares issuable upon the exercise of stock options held by Mr. Klein.
(5)	Consists of 350,000 common shares issuable upon the exercise of stock options held by Mr. Murphy.

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

At December 31, 2018, a total of 2,416,664 stock options issued under the Plan were outstanding.

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. At December 31, 2018, a total of 25,976,837 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 2,597,684. A stock option exercise price shall not be less than the most recent share issuance price. The maximum term is five years. There are no specific vesting provisions under the Plan. Options are non-assignable and non-transferable except that stock options may be transferred to the spouse of an optionee or to the registered retirement savings plan or registered pension plan of an optionee.

A stock option exercise price shall not be less than the most recent share issuance price. The maximum term is five years. There are no specific vesting provisions under the Plan. Options are non-assignable and non-transferable except that stock options may be transferred to the spouse of an optionee or to the registered retirement savings plan or registered pension plan of an optionee.

The Plan provides that if an optionee’s employment is terminated for any reason, or if the service of a director, senior executive or consultant of the Company who is an optionee is terminated, any vested stock option of such optionee may be exercised during a period of ninety (90) days following the date of termination of such employment or service, as the case may be. In the case of an optionee’s death, any vested stock option of such optionee at the time of death may be exercised by his or her heirs or legatees or their liquidator during a period of one year following such optionee’s death.

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

Equity Compensation Plan Information

As of December 31, 2018

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,416,664	$1.67	181,020
Equity compensation plans not approved by shareholders	-	n/a	-
Total	2,416,664	$1.67	181,020

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Pursuant to a consulting agreement, Baobab, a US limited liability company owned by Russell Fryer, who was then a director of the Company and later also became executive chairman of the Company, entered into a consulting contract with the Company effective April 1, 2017 to provide financial, advisory, and consulting services, including representing the Company to a variety of stakeholders for a three month term ending on June 30, 2017 which then continued on a month to month basis. Professional fees for the year ended December 31, 2018 were $60,000, related to this agreement. As of December 31, 2018 and December 31, 2017, the Company had $0 and $0, respectively, included in accounts payable and accrued expenses payable to this entity. On January 29, 2018, the Company provided the requisite 90-day notification to terminate the consulting agreement, effective April 30, 2018, upon which date the agreement was terminated. On May 1, 2018, upon termination of the agreement, Mr. Fryer resigned his positions as director and as executive chairman.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by MNP LLP (“MNP”), our independent registered accounting firm for the fiscal years ended December 31, 2018 and December 31, 2017. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

	2018 (CAD)	2017 (CAD)
Audit fees	$73,840	$83,517
Audit-related fees	-	-
Tax fees	15,622	14,017
All other fees	-	-
Total fees	$89,462	$97,534

Audit fees. Consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements. These fees also include the review of registration statements and the delivery of consents in connection with registration statements.

Audit-related fees. There were no fees billed by MNP for professional services rendered for audit-related services for the years ended December 31, 2018 and 2017.

Tax fees. Consists of tax preparation fees.

All other fees. There were no fees billed by MNP for professional services rendered for other compliance purposes for the years ended December 31, 2018 and 2017.

The Company’s Board of Directors has established pre-approval policies and procedures, pursuant to which the Board approved the foregoing audit and tax services provided by MNP in 2018 and 2017 consistent with the Board’s responsibility for engaging Western’s independent auditors. The Board also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Board has determined that the rendering of such services is compatible with MNP maintaining its independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

(a) The following financial statements are being filed as part of this Annual Report.

(b) The following exhibits are being provided as required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1 (4)	Share Exchange Agreement between Pinon Ridge Mining LLC, Homeland Uranium Inc., Homeland Uranium (Utah), et al., dated November 6, 2014.+

2.2 (4)	Merger Implementation Agreement between Black Range Minerals Limited and Western Uranium & Vanadium Corporation, dated March 20, 2015.

2.3 (4)	Credit Facility between Western Uranium & Vanadium Corporation and Black Range Minerals Limited, dated March 20, 2015.

2.4 (2)	Termination and Liquidation Agreement between Ablation Technologies LLC, Black Range Minerals Ablation Holdings Inc. and Mineral Ablation, LLC dated March 17, 2015

3.1 (4)	Certificate of Incorporation, as amended.

3.2 (4)	Amended and Restated By-laws.

10.1 (4)	Form of WUC Warrant.

10.2 (3)	Call Option Agreement

10.3 (3)	Consulting Agreement between Bedford Bridge Fund LLC and Western Uranium & Vanadium Corporation dated January 1, 2016

10.4 (2)	Technology License Agreement between Ablation Technologies LLC and Black Range Mineral Ablation Holdings Inc. dated as of March 17, 2015

10.5 (1)	Incentive Stock Option Plan (Rolling 10%), as amended

10.6 (5)	Consulting Agreement between Bedford Bridge Fund LLC, Robert Klein and Western Uranium & Vanadium Corporation dated October 1, 2016

10.7 (5)	Letter of Intent between Pinon Ridge and Western Uranium & Vanadium Corporation dated November 2, 2016

10.8 (5)	Extension of Letter of Intent between Pinon Ridge and Western Uranium & Vanadium Corporation dated March 9, 2017

10.9 (6)	Employment Agreement between George Glasier and Western Uranium & Vanadium Corporation dated February 8, 2017

10.10 (6)	Employment Agreement between Robert Klein and Western Uranium & Vanadium Corporation dated May 12, 2017

10.11 (7)	Consulting Agreement between Baobab Asset Management LLC and Western Uranium & Vanadium Corporation dated April 1, 2017

10.12 (7)	Extension to Engagement Agreement between Robert Klein and Western Uranium & Vanadium Corporation dated August 1, 2017

10.13 (8)	Employment Agreement between Robert Klein and Western Uranium & Vanadium Corporation dated November 13, 2017

21.1 (4)	List of Subsidiaries

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of the omitted schedules and exhibits to the SEC upon request.
*	Filed herewith
(1)	Incorporated by reference to the Company’s Form 8-K filed on October 12, 2016
(2)	Previously filed as an exhibit with Amendment No. 2 to the Company’s Form 10 filed on July 22, 2016
(3)	Previously filed as an exhibit with Amendment No. 1 to the Company’s Form 10 filed on June 22, 2016
(4)	Previously filed as an exhibit to the Company’s Form 10 filed on April 29, 2016
(5)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 31, 2017
(6)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 15, 2017
(7)	Previously filed as an exhibit to the Company’s Form 10-Q filed on August 14, 2017
(8)	Previously filed as an exhibit to the Company’s Form 10-K filed on April 12, 2018

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Uranium & Vanadium Corp.

Dated: April 1, 2019	By:	/s/ George Glasier
	Name:	George Glasier
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2019	By:	/s/ George Glasier
	Name:	George Glasier
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: April 1, 2019	By:	/s/ Robert Klein
	Name:	Robert Klein
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 1, 2019	By:	/s/ Bryan Murphy
	Name:	Bryan Murphy
	Title:	Director

Dated: April 1, 2019	By:	/s/ Andrew Wilder
	Name:	Andrew Wilder
	Title:	Director

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Western Uranium & Vanadium Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Uranium & Vanadium Corp. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and other comprehensive loss, shareholders’ equity and cash flows for the years then ended and the related notes thereto (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company, as of December 31, 2018 and 2017, and the results of its consolidated operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred continuing losses from operations and is dependent upon future sources of equity or debt financing in order to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MNP LLP
Chartered Professional Accountants
Licensed Public Accountants

We have served as the Company’s auditor since 2015

Mississauga, Ontario

April 1, 2019

WESTERN URANIUM & VANADIUM CORP.

CONSOLIDATED BALANCE SHEETS

(Stated in $USD)

	As of December 31,
	2018	2017

Assets
Current assets:
Cash	$909,865	$427,020
Prepaid expenses	127,122	190,435
Marketable securities	4,781	3,123
Other current assets	93,841	64,763
Total current assets	1,135,609	685,341

Restricted cash	889,030	820,434
Mineral properties	11,681,720	11,645,218
Ablation intellectual property	9,488,051	9,488,051

Total assets	$23,194,410	$22,639,044

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$493,320	$602,016
Current portion of notes payable	-	487,450
Deferred revenue, current portion	44,620	40,000
Total current liabilities	537,940	1,129,466

Reclamation liability	224,645	196,821
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	352,361	390,350
Deferred revenue, net of current portion	47,720	60,000

Total liabilities	3,871,553	4,485,524

Commitments

Shareholders’ Equity
Common stock, no par value, unlimited authorized shares, 25,977,143 and 20,510,806 shares issued as of December 31, 2018 and December 31, 2017, respectively and 25,976,837 and 20,510,500 shares outstanding as of December 31, 2018 and December 31, 2017, respectively	25,865,367	22,657,529
Treasury shares, 306 and 306 shares held in treasury as of December 31, 2018 and December 31, 2017, respectively	-	-
Accumulated deficit	(6,584,342)	(4,540,143)
Accumulated other comprehensive income	41,832	36,134
Total shareholders’ equity	19,322,857	18,153,520
Total liabilities and shareholders’ equity	$23,194,410	$22,639,044

WESTERN URANIUM & VANADIUM CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in $USD)

	For the Years Ended December 31,
	2018	2017
Revenues
Lease revenue	$48,245	$20,000

Expenses
Mining expenditures	177,715	154,724
Professional fees	426,020	529,854
General and administrative	1,252,334	723,387
Consulting fees	200,251	320,534
Total operating expenses	2,056,320	1,728,499

Operating loss	(2,008,075)	(1,708,499)

Interest expense, net	36,124	60,232

Loss before income taxes	(2,044,199)	(1,768,731)

Income tax benefit	-	(1,354,443)

Net loss	(2,044,199)	(414,288)

Other comprehensive income
Foreign exchange gain	5,698	2,406

Comprehensive loss	$(2,038,501)	$(411,882)

Loss per share - basic and diluted	$(0.09)	$(0.02)

Weighted average shares outstanding, basic and diluted	23,016,594	19,569,504

WESTERN URANIUM & VANADIUM CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in $USD)

	Common Stock		Treasury Shares		Subscription	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Receivable	Deficit	Income	Total

Balance as of January 1, 2017	18,886,497	$20,927,360	-	$-	$(28,429)	$(4,125,855)	$33,728	$16,806,804

Issuance of shares to vendors and consultants	53,788	83,338	-	-	-	-	-	83,338
Receipt of subscription receivable	-	-	-	-	28,429	-	-	28,429
Sale of 634,424 units on March 31, 2017 in private placement	634,424	801,160	-	-	-	-	-	801,160
Sale of 509,763 units on September 15, 2017 in private placement	509,763	343,105	-	-	-	-	-	343,105
Sale of 426,334 units on December 29, 2017 in private placement	426,334	293,131	-	-	-	-	-	293,131
Acquisition of shares into treasury	(306)	-	306	-	-	-	-	-
Stock based compensation - stock options	-	209,435	-	-	-	-	-	209,435
Foreign exchange gain	-	-	-	-	-	-	2,406	2,406
Net loss	-	-	-	-	-	(414,288)	-	(414,288)

Balance as of December 31, 2017	20,510,500	$22,657,529	306	$-	$-	$(4,540,143)	$36,134	$18,153,520

Sale of 909,622 units on May 4, 2018 in private placement	909,622	457,608	-	-	-	-	-	457,608
Sale of 2,525,526 units on July 27, 2018 in private placement	2,525,526	1,272,210	-	-	-	-	-	1,272,210
Sale of 1,907,088 units on August 9, 2018 in private placement	1,907,088	973,513	-	-	-	-	-	973,513
Issuance of 60,832 shares of common stock in exchange of accounts payable	60,832	32,251	-	-	-	-	-	32,251
Exercise of warrants	63,269	62,168	-	-	-	-	-	62,168
Stock based compensation - stock options	-	410,088	-	-	-	-	-	410,088
Foreign exchange gain	-	-					5,698	5,698
Net loss	-	-	-	-	-	(2,044,199)	-	(2,044,199)
Balance as of December 31, 2018	25,976,837	$25,865,367	306	$-	$-	$(6,584,342)	$41,832	$19,322,857

WESTERN URANIUM & VANADIUM CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in $USD)

	For the Years Ended December 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(2,044,199)	$(414,288)
Reconciliation of net loss to cash used in operating activities:
Accretion of and additions to reclamation liability	27,824	9,158
Amortization of debt discount on notes payable	12,550	21,521
Stock based compensation	410,088	209,435
Change in foreign exchange on marketable securities	(1,658)	(147)
Deferred income taxes	-	(1,354,443)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	34,235	(152,417)
Accounts payable and accrued liabilities, net of shares issued for accounts payable	(76,445)	(84,553)
Deferred revenue	(7,660)	100,000
Net cash used in operating activities	(1,645,265)	(1,665,734)

Cash Flows From Investing Activities:
Purchase of property and equipment	(36,502)	-
Forfeiture of reclamation bond	-	(215,976)
Net cash used in investing activities	(36,502)	(215,976)

Cash Flows From Financing Activities:
Payment of Nueco Note	-	(185,564)
Payment of EFHC Note	(500,000)	-
Issuance of Common shares, net of offering costs	2,703,331	1,437,396
Proceeds from the exercise of warrants	62,168	-
Receipt of subscription receivable	-	28,429
Net cash provided by financing activities	2,265,499	1,280,261

Effect of foreign exchange rate on cash	(32,291)	20,756

Net increase (decrease) in cash and restricted cash	551,441	(580,693)

Cash and restricted cash - beginning	1,247,454	1,828,147

Cash and restricted cash - ending	$1,798,895	$1,247,454

Cash	$909,865	$427,020
Restricted cash	889,030	820,434
Total	$1,798,895	$1,247,454

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,000	$15,000

Income taxes	$-	$-

Non-cash financing activities:

Shares issued for accounts payable and accrued expenses	$32,251	$83,338

WESTERN URANIUM & VANADIUM CORP.

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

On June 29, 2018, the shareholders of the Company approved the name change of the Company from “Western Uranium Corporation” to “Western Uranium & Vanadium Corp.” The name change became effective in Ontario, Canada on October 1, 2018; thereafter on October 4, 2018 Western’s shares started trading under the new name on the CSE and OTCQX and the Company announced the name change by news release.

Note 2 – Liquidity and going concern

The Company has incurred continuing losses from its operations and as of December 31, 2018, the Company had an accumulated deficit of $6,584,342 and working capital of $597,669.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its shares of common stock.

On May 4, 2018, the Company completed a private placement of 909,622 units at a price of CAD $0.68 (USD $0.53) per unit for gross proceeds of CAD $618,543 (USD $481,560). Each unit consisted of one common share and a warrant to purchase one-half of one common share. Each warrant is exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

On July 27, 2018, the Company completed a private placement of 2,525,526 units at a price of CAD $0.68 (USD $0.52) per unit for gross proceeds of CAD $1,717,358 (USD $1,319,096). Each unit consisted of one common share and a warrant to purchase one-half of one common share. Each warrant is exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

On August 9, 2018, the Company completed a private placement of 1,907,088 units at a price of CAD $0.68 (USD $0.52) per unit for gross proceeds of CAD $1,296,820 (USD $1,000,000). Each unit consisted of one common share and a warrant to purchase one-half of one common share. Each warrant is exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

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

There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned product development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern to sustain operations for at least one year from the issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 – SUMMARY OF Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The accompanying consolidated financial statements include the accounts of Western and its wholly-owned subsidiaries, Western Uranium Corp. (Utah), PRM, Black Range, Black Range Copper Inc., Ranger Resources Inc., Black Range Minerals Inc., Black Range Minerals Colorado LLC, Black Range Minerals Wyoming LLC, Haggerty Resources LLC, Ranger Alaska LLC, Black Range Minerals Utah LLC, Black Range Minerals Ablation Holdings Inc. and Black Range Development Utah LLC. All significant inter-company transactions and balances have been eliminated upon consolidation.

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

WESTERN URANIUM & VANADIUM CORP.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty and the effects on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common stock, assessment of the useful life and evaluation for impairment of intangible assets, valuation and impairment assessments on mineral properties, deferred contingent consideration, and the reclamation liability, valuation of stock-based compensation, valuation of available-for-sale securities and valuation of long-term debt. Other areas requiring estimates include allocations of expenditures, depletion and amortization of mineral rights and properties. Actual results could differ from those estimates.

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

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2018 and 2017, the Company had no cash equivalents.

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

WESTERN URANIUM & VANADIUM CORP.

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

Level 3 Significant unobservable inputs that cannot be corroborated by market data.

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of December 31, 2018	$4,781	$-	$-

Marketable securities as of December 31, 2017	$3,123	$-	$-

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

Impairment of Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected U3O8 prices (considering current and historical prices, trends and related factors), production levels, operating costs of production and capital and restoration and reclamation costs, based upon the projected remaining future uranium production from each project. The Company’s long-lived assets (which include its mineral assets and ablation intellectual property) were acquired during the end of 2014 and in 2015 in arms-length transactions. As of December 31, 2018, the Company evaluated the total estimated future cash flows on an undiscounted basis for its mineral properties and ablation intellectual property and determined that no impairment was deemed to exist. Estimates and assumptions used to assess recoverability of the Company’s long-lived assets and measure fair value of our uranium properties are subject to risk uncertainty. Changes in these estimates and assumptions could result in the impairment of its long-lived assets. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

WESTERN URANIUM & VANADIUM CORP.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2018 and December 31, 2017, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2018 and 2017. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company has identified its federal tax return and its state tax returns in Colorado and Utah as its “major” tax jurisdictions, and such returns for the years 2014 through 2018 remain subject to examination.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%. As December 31, 2017, the Company had made a reasonable estimate of the effects of the Tax Act. This estimate incorporates assumptions made based upon the Company’s current interpretation of the Tax Act and may change as the Company may receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves. In accordance with SEC Staff Accounting Bulletin No. 118, the Company has finalized the accounting for the effects of the Tax Act during the fourth quarter of 2018. Future adjustments made to the provisional effects will be reported as a component of income tax expense in the reporting period in which any such adjustments are determined.

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

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Restoration and Remediation Costs (Asset Retirement Obligations), continued

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

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the years ended December 31, 2018 and 2017 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2018	2017
Warrants to purchase shares of common stock	6,798,401	4,095,563
Options to purchase shares of common stock	2,416,664	1,846,996
Total potentially dilutive securities	9,215,065	5,942,559

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements, other than those disclosed below.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For public business entities that meet the definition of an SEC filer, the standard will be effective for fiscal years beginning after Dec. 15, 2019, including interim periods in those fiscal years. For debt securities with other-than-temporary impairment, the guidance will be applied prospectively. Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not believe ASU 2016-13 will have a material effect on its consolidated financial statements.

In August 2016 the FASB issued Topic ASU No. 2016-15 “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted ASU 2016-15 on January 1, 2018 and it has not had a material impact on its consolidated statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 amends the classification and presentation of changes in restricted cash or restricted cash equivalents in the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2018 and it has not had a material impact on its consolidated statements of cash flows.

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

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In July 2015, the FASB deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. A full retrospective or modified retrospective approach is required. The Company has adopted ASU No. 2014-09 effective January 1, 2018. The Company has elected to apply the modified retrospective method and there was no impact on the consolidated financial statements. Accordingly, the new revenue standard has been applied prospectively in the Company’s consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods. The Company performed an analysis and determined that its revenues are not within the scope of ASC 606, and as such, the Company determined that its methods of recognizing revenues have not been impacted by the new guidance.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-03”). ASU 2018-03 provided targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the amendments include clarifications related to: measurement elections, transition requirements, and adjustments associated with equity securities without readily determinable fair values; fair value measurement requirements for forward contracts and purchased options on equity securities; presentation requirements for hybrid financial liabilities for which the fair value option has been elected; and measurement requirements for liabilities denominated in a foreign currency for which the fair value option has been elected. The adoption of these amendments did not have a material impact on the Company's consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ (deficit) equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has evaluated the effects of ASU 2018-10, and determined that there are no material impacts to the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The ASU was issued to improve the effectiveness of disclosures surrounding fair value measurements. The ASU removes numerous disclosures from Topic 820 including; transfers between level 1 and 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation process for level 3 fair value measurements. The ASU also modified and added disclosure requirements in regards to changes in unrealized gains and losses included in other comprehensive income, as well as the range and weighted average of unobservable inputs for level 3 fair value measurements. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The guidance is not expected to have a significant impact on the Company's consolidated financial statements.

NOTE 4 - MINERAL ASSETS, ABLATION INTELLECTUAL PROPERTY AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of December 31, 2018, include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of December 31, 2018, include Hansen, North Hansen, High Park, Hansen Picnic Tree, a nd Taylor Ranch, located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Wyoming and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado and Wyoming. All of the mining assets represent properties which have previously been mined to different degrees for uranium.

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

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 4 - MINERAL ASSETS, ABLATION INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

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

The Company’s mineral properties and ablation intellectual property are:

	As of December 31,
	2018	2017
Mineral properties	$11,681,720	$11,645,218
Ablation intellectual property	$9,488,051	$9,488,051

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

During the years ended December 31, 2018 and 2017 the Company recognized aggregate revenue of $48,245 and $20,000, respectively, under these oil and gas lease arrangements.

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 4 - MINERAL ASSETS, ABLATION INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

Right-of-way grant agreement

On July 1, 2018, the Company entered into a right of way agreement with a third party, whereby, the Company has granted “right of way” access to a portion of its mineral properties in exchange for an up front payment of $3,624. The Company is recognizing this payment incrementally over the term of the right-of-way agreement.

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of December 31, 2018 and December 31, 2017, to be approximately $889,030 and $820,434, respectively. During the years ended December 31, 2018 and 2017, the accretion of the reclamation liabilities was $11,030 and $9,158, respectively. The Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of December 31, 2018 and December 31, 2017 of $224,645 and $196,821, respectively. The gross reclamation liabilities as of December 31, 2018 and 2017 are secured by certificates of deposit in the amount of $889,030 and $820,434, respectively.

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

Reclamation liability activity for the years ended December 31, 2018 and 2017 consists of:

	For the Years Ended December 31,
	2018	2017
Beginning balance	$196,821	$403,639
Increase in reclamation liability required by CDRMS	16,794	-
Accretion	11,030	9,158
Write-off of Alaska reclamation liability	-	(215,976)
Ending Balance	$224,645	$196,821

NOTE 5 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of
	December 31, 2018	December 31, 2017
Trade accounts payable	$326,250	$453,618
Accrued liabilities	167,070	148,398
	$493,320	$602,016

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

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

Notes Payable Summary

Notes payable consisted of:

	Principal	Discount	Balance, Net of Discount	Current	Non-Current
December 31, 2017	$500,000	$12,550	$487,450	$487,450	$-

As of December 31, 2018, there were no notes payable outstanding.

The Company’s total interest expense, net, consisted of:

	For the Years Ended December 31,
	2018	2017
Interest expense, notes payable	$13,830	$17,162
Amortization of discount on notes payable	12,550	34,771
Accretion of reclamation liabilities	11,030	9,158
Other interest expense	-	1,074
Interest income	(1,286)	(1,933)
Interest expense, net	$36,124	$60,232

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 7 - COMMITMENTS

Consulting Agreement with Executive Chairman

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

Supply Contract

In December 2015, the Company signed a uranium concentrates supply agreement with a major U.S. utility for delivery commencing in 2018 and continuing for a five year period through 2022. As the Company is not currently in production, a partial assignment agreement was put in place whereby the assignee accepted the Company’s right to the Year 1 delivery of 125,000 pounds of natural uranium concentrates. The delivery was made on May 1, 2018 and the assignee was paid the full consideration under the agreement. The Company did not recognize any gain or loss on this transaction. A partial assignment agreement was put in place whereby the assignee accepted the Company’s right to the Year 2 delivery of 125,000 pounds of natural uranium concentrates. The delivery will be made and the assignee will be paid the full consideration under the agreement. The Company will not recognize any gain or loss on this transaction.

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 8 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share rateably in all assets of the Company that are legally available for distribution. As of December 31, 2018 and 2017, an unlimited number of common shares were authorized for issuance.

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

On July 27, 2018, the Company completed a private placement of 2,525,526 units at a price of CAD $0.68 (USD $0.52) per unit for gross proceeds of CAD $1,717,358 (USD $1,319,096). The Company paid USD $46,886 in offering costs and received net proceeds of USD $1,272,210. Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is exercisable at a price of CAD $1.15 and expires two years from the date of issuance.

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

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 8 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of December 31, 2018, a total of 25,976,837 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 2,597,684.

On October 6, 2017, the Company granted options under the Plan for the purchase of an aggregate of 825,000 shares of common stock to five individuals consisting of directors and officers of the Company. The options have a five year term, an exercise price of CAD $1.60 (USD $1.28 as of December 31, 2018), and vest equally in thirds commencing initially on the date of grant and thereafter on October 31, 2017, and March 31, 2018.

On February 8, 2018, the Company granted options under the plan for the purchase of an aggregate of 100,000 shares of common stock to a director. The options have an exercise price of CAD $1.00 (US $0.73 as of December 31, 2018) and vest one half on the date of grant and one half on December 31, 2018. One half of the options expire on January 31, 2023 and the remaining options expire on December 31, 2023.

On September 24, 2018, the Company granted options under the plan for the purchase of an aggregate of 983,000 shares of common stock to several officers, directors, and consultants. The options have an exercise price of CAD $2.15 (US $1.58 as of December 31, 2018) and vest equally in three installments on the date of grant, on October 31, 2018, and on March 31, 2019. One third of the options expire on September 24, 2023, one third expire on October 31, 2023, and the remaining one third expire on March 31, 2024.

Stock Options

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value (USD)	Intrinsic Value (USD)
Outstanding - January 1, 2018	1,846,996	$1.92		$0.42
Granted	1,083,000	$1.50		$0.50
Expired, forfeited, or cancelled	(513,332)	$2.01		$0.24
Exercised	-	-
Outstanding - December 31, 2018	2,416,664	$1.67	3.73	$0.48	$38,705
Exercisable - December 31, 2018	2,088,997	$1.68	3.57	$0.47	$38,705

The Company’s stock based compensation expense related to stock options for the years ended December 31, 2018 and 2017 was $410,088 and $209,435, respectively. As of December 31, 2018, the Company had $432,080 in unamortized stock option expense, which will be amortized over a period of 0.25 years.

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 8 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options, continued

The Company utilized the Black-Scholes option pricing model to determine the fair value of these stock options, using the assumptions as outlined below.

	February 8, 2018	September 24, 2018
Stock Price	CAD $0.52	CAD $2.14
Exercise Price	CAD $1.00	CAD $2.15
Number of Options Granted	100,000	983,000
Dividend Yield	0%	0%
Expected Volatility	49%	49%
Weighted Average Risk-Free Interest Rate	1.64%	2.94%
Expected life (in years)	2.50 - 3.00	2.50-3.00

Warrants

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding, January 1, 2018	4,095,563	$2.27
Issued	2,766,107	$0.84
Exercised	(63,269)	$0.98
Outstanding - December 31, 2018	6,798,401	$1.49	2.30	$739,929
Exercisable - December 31, 2018	6,798,401	$1.49	2.30	$739,929

Note 9 - Mining Expenditures

	For the Year Ended December 31,
	2018	2017
Permits	$142,148	$132,183
Maintenance	19,879	8,706
Contract Labor	11,050	8,575
Royalties	4,638	5,260
	$177,715	$154,724

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 10 - Related Party Transactions (Including Key Management Compensation)

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

On April 1, 2017, the Company entered into a consulting agreement with a United States limited liability company owned by a person who was a director. The consulting agreement is to provide assistance with capital raising activities and other financial, advisory, and consulting services for the period April 1, 2017 through June 30, 2017. At June 30, 2017 and the last day of each month thereafter, the agreement may be extended by the Company on a month-to-month basis with seven days’ notice. The agreement has a monthly fee of $15,000. Pursuant to the consulting agreement, if the Company completes a merger with a third party introduced by this director whereby more than 50% of the Company’s then outstanding shares are transferred to that third party, the Company is required to pay a lump sum in an amount of $350,000 to this entity. On January 29, 2018, the Company provided the requisite 90-day notification to terminate the consulting agreement, effective April 30, 2018, upon which date the agreement was terminated. On May 1, 2018, upon termination of the agreement, this director resigned his positions as director and as executive chairman.

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director, transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $352,361 as of December 31, 2018) to Seller within 60 days of the first commercial application of the ablation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $352,361 and $390,350 as of December 31, 2018 and 2017, respectively.

Note 11 – Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
Deferred tax assets:	2018	2017
Net operating loss carryovers	$4,114,419	$3,651,732
Marketable securities	15,060	15,471
Accrued expenses	39,871	44,059
Deferred tax assets, gross	4,169,350	3,711,262

Less: valuation allowance	(1,962,122)	(1,512,585)
Deferred tax assets, net	2,207,228	2,198,677

Deferred tax liabilities:
Property and equipment	(4,916,114)	(4,907,564)

Deferred tax assets (liabilities), net	$(2,708,887)	$(2,708,887)

The change in the Company’s valuation allowance is as follows:

	For the Years Ended December 31,
	2018	2017
Beginning of year	$1,512,585	$1,578,784
Increase (decrease) in valuation allowance	449,537	(66,199)
End of year	$1,962,122	$1,512,585

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Note 11 – Income Taxes, CONTINUED

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income from operations before the provision for income taxes is as follows:

	For the Years Ended December 31,
	2018	2017
U.S. federal statutory rate	(21.0)%	(34.0)%
State and foreign taxes	(3.8)%	(3.2)%
Permanent differences
Non-deductible expenses	5.2%	2.9%
Valuation allowance	22.0%	(3.7)%
Change in federal tax rate	0%	(33.3)%
True-up of prior year deferred tax assets	(2.4)%	(4.1)%
Effective income tax rate	0%	(75.4)%

The Company has net operating loss carryovers of approximately $16,590,041 for federal and state income tax purposes, which begin to expire in 2026. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company. Based on losses from inception, the Company determined that as of December 31, 2018 it is more likely than not that the Company will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a valuation allowance against the deferred tax assets was required of $1,962,122 and $1,512,585 as of December 31, 2018 and 2017, respectively.

Internal Revenue Code (“IRC”) Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis over a period of three years by more than 50 percentage points. Management cannot control the ownership changes occurring. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. The Company has analyzed the issuances of shares of common stock during the years ended December 31, 2018 and 2017 and does not believe such change of control occurred. If such ownership change under IRC section 382 had occurred, such change would substantially limit the Company’s ability in the future to utilize its net operating loss carryforwards.