Form 10-Q
period 2019-03-31
Western Uranium & Vanadium Corp.
filed 2019-05-17
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-55626

WESTERN URANIUM & VANADIUM CORP.

(Exact Name of Registrant as Specified in Its Charter)

Ontario, Canada	98-1271843
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

330 Bay Street, Suite 1400 Toronto, Ontario, Canada	M5H 2S8
(Address of Principal Executive Offices)	(Zip Code)

(970) 864-2125

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	WSTRF	OTC QX
Common Stock	WUC	Canadian Securities Exchange

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

As of May 16, 2019, 29,891,469 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2019

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM & VANADIUM CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in $USD)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$639,399	$909,865
Prepaid expenses	98,095	127,122
Marketable securities	4,886	4,781
Other current assets	127,076	93,841
Total current assets	869,456	1,135,609

Restricted cash	889,155	889,030
Mineral properties	11,681,720	11,681,720
Ablation intellectual property	9,488,051	9,488,051

Total assets	$22,928,382	$23,194,410

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$556,532	$493,320
Deferred revenue, current portion	44,620	44,620
Total current liabilities	601,152	537,940

Reclamation liability	227,939	224,645
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	354,309	352,361
Deferred revenue, net of current portion	36,565	47,720

Total liabilities	3,928,852	3,871,553

Commitments

Shareholders’ Equity
Common stock, no par value, unlimited authorized shares, 25,977,143 and 25,977,143 shares issued as of March 31, 2019 and December 31, 2018, respectively and 25,976,837 and 25,976,837 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	26,045,636	25,865,367
Treasury shares, 306 and 306 shares held in treasury as of March 31, 2019 and December 31, 2018, respectively	-	-
Accumulated deficit	(7,103,217)	(6,584,342)
Accumulated other comprehensive income	57,111	41,832
Total shareholders’ equity	18,999,530	19,322,857
Total liabilities and shareholders’ equity	$22,928,382	$23,194,410

 The accompanying notes are in integral part of these condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in $USD)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Lease revenue	$11,155	$11,155

Expenses
Mining expenditures	43,846	49,055
Professional fees	93,317	179,226
General and administrative	374,973	224,919
Consulting fees	15,000	41,214
Total operating expenses	527,136	494,414

Operating loss	(515,981)	(483,259)

Interest expense, net	2,894	14,605

Net loss	(518,875)	(497,864)

Other comprehensive income
Foreign exchange gain	15,279	(2,549)

Comprehensive loss	$(503,596)	$(500,413)

Loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding, basic and diluted	25,976,837	20,510,500

 The accompanying notes are in integral part of these condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in $USD)

(Unaudited)

	Common Stock		Treasury Shares		Subscription	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Receivable	Deficit	Income	Total

Balance as of January 1, 2019	25,976,837	$25,865,367	306	$-	$-	$(6,584,342)	$41,832	$19,322,857

Stock based compensation - stock options	-	180,269	-	-	-	-	-	180,269
Foreign exchange gain	-	-					15,279	15,279
Net loss	-	-	-	-	-	(518,875)	-	(518,875)
Balance as of March 31, 2019	25,976,837	$26,045,636	306	$-	$-	$(7,103,217)	$57,111	$18,999,530

Balance as of January 1, 2018	20,510,500	$22,657,529	306	$-	$-	$(4,540,143)	$36,134	$18,153,520

Stock based compensation - stock options	-	69,832	-	-	-	-	-	69,832
Foreign exchange gain	-	-	-	-	-	-	(2,549)	(2,549)
Net loss	-	-	-	-	-	(497,864)	-	(497,864)
Balance as of March 31, 2018	20,510,500	$22,727,361	306	$-	$-	$(5,038,007)	$33,585	$17,722,939

 The accompanying notes are in integral part of these condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in $USD)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(518,875)	$(497,864)
Reconciliation of net loss to cash used in operating activities:
Accretion of and additions to reclamation liability	3,294	2,575
Amortization of debt discount on notes payable	-	4,824
Stock based compensation	180,269	69,832
Change in foreign exchange on marketable securities	(105)	19
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(4,208)	42,289
Accounts payable and accrued liabilities, net of shares issued for accounts payable	63,212	14,292
Deferred revenue	(11,155)	25,805
Net cash used in operating activities	(287,568)	(338,228)

Cash Flows From Financing Activities:
Receipt of subscription receivable	-	39,575
Net cash provided by financing activities	-	39,575

Effect of foreign exchange rate on cash	17,227	(8,609)

Net increase (decrease) in cash and restricted cash	(270,341)	(307,262)

Cash and restricted cash - beginning	1,798,895	1,247,454

Cash and restricted cash - ending	$1,528,554	$940,192

Cash	639,399	119,758
Restricted cash	889,155	820,434
Total	$1,528,554	$940,192

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

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

Note 2 – Liquidity and going concern

The Company has incurred continuing losses from its operations and as of March 31, 2019, the Company had an accumulated deficit of $7,103,217 and working capital of $268,304.

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

There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned product development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern to sustain operations for at least one year from the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2018, as filed with the SEC on April 1, 2019. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2019.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Revenue Recognition

The Company leases certain of its mineral properties for the exploration and production of oil and gas reserves. The Company accounts for lease revenue in accordance with ASC 842 “Leases”. Lease payments received in advance are deferred and recognized on a straight – line basis over the related lease term associated with the prepayment. Royalty payments are recognized as revenues when received.

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

Level 3 Significant unobservable inputs that cannot be corroborated by market data.

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of March 31, 2019	$4,886	$-	$-

Marketable securities as of December 31, 2018	$4,781	$-	$-

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2019 and December 31, 2018, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the periods ended March 31, 2019 and 2018. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company has identified its federal tax return and its state tax returns in Colorado and Utah as its “major” tax jurisdictions, and such returns for the years 2015 through 2018 remain subject to examination.

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three months ended March 31, 2019 and 2018 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2019	2018
Warrants to purchase shares of common stock	6,778,876	4,095,563
Options to purchase shares of common stock	2,416,664	1,783,664
Total potentially dilutive securities	9,195,540	5,879,227

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements, other than those disclosed below.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For public business entities that meet the definition of an SEC filer, the standard will be effective for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. For debt securities with other-than-temporary impairment, the guidance will be applied prospectively. Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not believe ASU 2016-13 will have a material effect on its condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ (deficit) equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. On Janaury 1, 2019, the Company adopted ASU 2018-10, and has determined that there are no material impacts to the condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 4 - MINERAL ASSETS, ABLATION INTELLECTUAL PROPERTY AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of March 31, 2019, include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of March 31, 2019, include Hansen, North Hansen, High Park, Hansen Picnic Tree, a nd Taylor Ranch, located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Wyoming and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado and Wyoming. All of the mining assets represent properties which have previously been mined to different degrees for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mineral properties and ablation intellectual property are:

	As of
	March 31, 2019	December 31, 2018
Mineral properties	$11,681,720	$11,681,720
Ablation intellectual property	$9,488,051	$9,488,051

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

During the periods ended March 31, 2019 and 2018 the Company recognized aggregate revenue of $11,155 and $11,155, respectively, under these oil and gas lease arrangements.

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of March 31, 2019 and December 31, 2018, to be approximately $889,155 and $889,030, respectively. During the three months ended March 31, 2019 and 2018, the accretion of the reclamation liabilities was $3,294 and $2,575, respectively. The Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of March 31, 2019 and December 31, 2018 of $227,939 and $224,645, respectively. The gross reclamation liabilities as of March 31, 2019 and December 31, 2018 are secured by certificates of deposit in the amount of $889,155 and $889,030, respectively.

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 4 - MINERAL ASSETS, ABLATION INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

Reclamation liability activity for the months ended March 31, 2019 and 2018 consists of:

	For the Months Ended March 31,
	2019	2018
Beginning balance	$224,645	$196,821
Accretion	3,294	2,575
Ending Balance	$227,939	$199,396

NOTE 5 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of
	March 31, 2019	December 31, 2018
Trade accounts payable	$389,146	$326,250
Accrued liabilities	167,386	167,070
	$556,532	$493,320

NOTE 6 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share rateably in all assets of the Company that are legally available for distribution. As of March 31, 2019 and December 31, 2018, an unlimited number of common shares were authorized for issuance.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of March 31, 2019 and December 31, 2018, a total of 25,976,837 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 2,597,684.

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 6 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value (USD)	Intrinsic Value (USD)
Outstanding - January 1, 2019	2,416,664	$1.67		$0.48
Outstanding - March 31, 2019	2,416,664	$1.70	3.48	$0.48	$10,063
Exercisable - March 31, 2019	2,416,664	$1.70	3.48	$0.48	$10,063

The Company’s stock based compensation expense related to stock options for the three months ended March 31, 2019 and 2018 was $180,269 and $69,832, respectively. As of March 31, 2019, the Company had $0 in unamortized stock option expense.

Warrants

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding, January 1, 2019	6,798,401	$1.49
Forfeited	(19,525)	$2.52
Outstanding - March 31, 2019	6,778,876	$1.52	2.05	$-
Exercisable - March 31, 2019	6,778,876	$1.52	2.05	$-

Note 7 - Mining Expenditures

	For the Three Months Ended March 31,
	2019	2018
Permits	$35,366	$45,455
Maintenance	8,480	-
Contract Labor	-	3,600
	$43,846	$49,055

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 8 - Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director, transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $354,309 as of March 31, 2019) to Seller within 60 days of the first commercial application of the ablation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $354,309 and $352,361 as of March 31, 2019 and December 31, 2018, respectively.

Note 9 – Subsequent event

Private placement

On April 16, 2019, the Company completed a private placement of 3,914,632 units at a price of CAD $0.98 (USD $0.73) per unit for gross proceeds of CAD $3,836,340 (USD $2,873,986). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is immediately exercisable at a price of CAD $1.70 and expires two years from the date of issuance.

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

Recent Developments

April 2019 Private Placement

On April 16, 2019, the Company completed a private placement of 3,914,632 units at a price of CAD $0.98 (USD $0.73) per unit for gross proceeds of CAD $3,836,340 (USD $2,873,986). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is immediately exercisable at a price of CAD $1.70 and expires two years from the date of issuance.

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

Reopening of the Sunday Mine Complex

On October 25, 2018, the Company announced its intention to re-open the Sunday Mine Complex. Western is commencing this program with the goals of upgrading the vanadium resource and monetizing these already significant vanadium resource holdings. Western is accelerating production planning at the Sunday Mine Complex because of vanadium commodity price appreciation over the past six months. This new initiative also supports Western’s discussions with multiple potential customers and joint venture partners who are requesting ore samples. It is Western’s view that these discussions will result in an agreement sufficient to commence production at the Sunday Mine Complex.

On April 17, 2019 the Company announced that the proceeds of the April Private Placement was sufficient to fully fund the Sunday Mine Complex Vanadium Project. The work program was defined to focus on the identification of high-grade vanadium zones by XRF surface sampling and underground drilling, test mining, vanadium ore sample delivery, and large-scale ore testing to further define the vanadium resource for near-term delivery to worldwide vanadium processing facilities.

On May 14, 2019 the Company announced that the first underground work on the Sunday Mine Vanadium Project is expected to commence in June and that after mine opening, vanadium ore samples will be delivered to vanadium processors and users around the world. To oversee the project, a Chief Geologist was added to the team who has a decade of expertise in vanadium/uranium deposits, specific Colorado/Utah Mineral Belt experience, and a Ph.D. in Geological Science.

Results of Operations

	For the Three Months Ended March 31,
	2019	2018
Revenue
Lease revenue	$11,155	$11,155

Expenses
Mining expenditures	43,846	49,055
Professional fees	93,317	179,226
General and administrative	374,973	224,919
Consulting fees	15,000	41,214
Total operating expenses	527,136	494,414

Operating loss	(515,981)	(483,259)

Interest expense, net	2,894	14,605

Net loss	(518,875)	(497,864)

Other Comprehensive loss
Foreign exchange gain	15,279	(2,549)

Comprehensive Loss	$(503,596)	$(500,413)

Net loss per share - basic and diluted	$(0.02)	$(0.02)

Three Months Ended March 31, 2019 as Compared to the Three Months Ended March 31, 2018

Summary

Our condensed consolidated net loss for the three months ended March 31, 2019 and 2018 was $518,875 and $497,864 or $0.02 and $0.02 per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the three months ended March 31, 2019 and 2018 was $503,596 and $500,413, respectively.

Revenue

Our revenue for the three months ended March 31, 2019 and 2018 was $11,155 and $11,155, respectively. The revenue resulted from lease revenue pursuant to the Company’s lease agreements and easements. The counterparties are from the oil and gas industry.

Mining Expenditures

Mining expenditures for the three months ended March 31, 2019 were $43,846 as compared to $49,055 for the three months ended March 31, 2018. The decrease in mining expenditures of $5,209, or 11% was principally attributable to differences in timing of the realization and recognition of mineral resource payments.

Professional Fees

Professional fees for the three months ended March 31, 2019 were $93,317 as compared to $179,226 for the three months ended March 31, 2018. The decrease in professional fees of $85,909, or 48% was principally due to a decrease in investor relations fees of $83,752 and legal services of $28,737. The decrease in investor relations professional fees was due to cost reductions implemented in the previous quarter.

General and Administrative

General and administrative expenses for the three months ended March 31, 2019 were $374,973 as compared to $224,919 for the three months ended March 31, 2018. The increase in general and administrative expense of $150,054, or 67% is due to an increase of $109,835 in stock-based compensation and $25,260 in payroll resulting from consultant compensation being moved onto payroll.

Consulting Fees

Consulting fees for the three months ended March 31, 2019 were $15,000 as compared to $41,214 for the three months ended March 31, 2018. The decrease in consulting fees of $26,214, or 64% was principally related to a decrease in consultant utilization and consultant compensation being moved onto payroll.

Interest Expense, net

Interest expense, net, for the three months ended March 31, 2019 was $2,894 as compared to $14,605 for the three months ended March 31, 2018. The decrease of interest expense, net, of $11,711, or 80% was attributable to the Company paying off promissory notes during 2018.

Foreign Exchange

Foreign exchange gain (loss) for the three months ended March 31, 2019 was $15,279 as compared to $(2,549) for the three months ended March 31, 2018. The increase of the foreign exchange gain of $17,828, or 699% is primarily due to the U.S. Dollar weakening against the Canadian Dollar during the current quarter while holding cash balances in Canadian Dollars.

Liquidity and Capital Resources

The Company’s cash balance as of March 31, 2019 was $639,399. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public company reporting responsibilities. The Company expects to require additional capital in order to continue the development of Ablation. Management believes that in order to finance the development of the mining properties and Ablation, the Company will be required to raise additional capital by way of debt and/or equity. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash used in operating activities

Net cash used in operating activities was $287,568 for the three months ended March 31, 2019, as compared with $338,228 for the three months ended March 31, 2018. Of the $287,568 in net cash used in operating activities, $518,875 is derived from our net loss. During the three months ended March 31, 2019, $63,212 represented an increase in accounts payable and accrued liabilities, $4,208 represented an increase in prepaid expenses, $3,294 represented an increase in the reclamation liability, $11,155 represented a decrease in deferred revenue and $180,269 represented non-cash stock based compensation.

Net cash used in investing activities

There was no cash used in investing activities during the three months ended March 31, 2019 and 2018.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2019 was $0 as compared to $39,575 for the three months ended March 31, 2018.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of March 31, 2019 and December 31, 2018, to be approximately $889,155 and $889,030, respectively. During the three months ended March 31, 2019 and 2018, the accretion of the reclamation liabilities was $3,294 and $2,575, respectively. The Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of March 31, 2019 and December 31, 2018 of $227,939 and $224,645, respectively. The gross reclamation liabilities as of March 31, 2019 and December 31, 2018 are secured by certificates of deposit in the amount of $889,155 and $889,030, respectively.

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director, transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $354,309) to Seller within 60 days of the first commercial application of the ablation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $354,309 and $352,361 as of March 31, 2019 and December 31, 2018, respectively.

Going Concern

The Company has incurred continuing losses from its operations and as of March 31, 2019 the Company had an accumulated deficit of $7,103,217 and a working capital of $268,304.

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

There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned product development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern to sustain operations for at least one year from the issuance of the accompanying financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off Balance Sheet Arrangements

As of March 31, 2019, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2019, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2019, due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

Remediation of Material Weakness

Management has developed a plan and related timeline for the Company to design a set of control procedures and the related required documentation thereof in order to address this material weakness. However, its implementation was delayed as a decline in commodity prices caused the Company to pursue aggressive cost cutting and de-staffing which has increasingly concentrated duties on the remaining staff. Until the Company has the proper staff in place, it likely will not be able to remediate its material weaknesses.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of March 31, 2019, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

WESTERN URANIUM &VANADIUM CORP.

Date: May 17, 2019	By:	/s/ George Glasier
George Glasier
Chief Executive Officer (Principal executive officer)

Date: May 17, 2019	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal financial and accounting officer)