Form 10-Q
period 2019-06-30
Western Uranium & Vanadium Corp.
filed 2019-08-14
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-55626

WESTERN URANIUM & VANADIUM CORP.

(Exact Name of Registrant as Specified in Its Charter)

Ontario, Canada	98-1271843
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

330 Bay Street, Suite 1400 Toronto, Ontario, Canada	M5H 2S8
(Address of Principal Executive Offices)	(Zip Code)

(970) 864-2125

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

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

As of August 14, 2019, 30,083,747 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM & VANADIUM CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in $USD)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$2,954,380	$909,865
Prepaid expenses	252,596	127,122
Marketable securities	4,969	4,781
Other current assets	141,047	93,841
Total current assets	3,352,992	1,135,609

Restricted cash	928,485	889,030
Mineral properties and equipment	11,732,841	11,681,720
Ablation intellectual property	9,488,051	9,488,051

Total assets	$25,502,369	$23,194,410

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$592,018	$493,320
Deferred revenue, current portion	44,620	44,620
Total current liabilities	636,638	537,940

Reclamation liability	233,173	224,645
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	351,099	352,361
Deferred revenue, net of current portion	25,410	47,720

Total liabilities	3,955,207	3,871,553

Commitments

Shareholders’ Equity
Common stock, no par value, unlimited authorized shares, 30,084,053 and 25,977,143 shares issued as of June 30, 2019 and December 31, 2018, respectively and 30,083,747 and 25,976,837 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	29,042,547	25,865,367
Treasury shares, 306 and 306 shares held in treasury as of June 30, 2019 and December 31, 2018, respectively	-	-
Accumulated deficit	(7,551,816)	(6,584,342)
Accumulated other comprehensive income	56,431	41,832
Total shareholders’ equity	21,547,162	19,322,857
Total liabilities and shareholders’ equity	$25,502,369	$23,194,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in $USD)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Lease revenue	$11,155	$11,155	$22,310	$22,310

Expenses
Mining expenditures	84,440	44,474	128,286	93,529
Professional fees	94,316	88,291	187,633	267,517
General and administrative	244,406	155,378	619,379	380,297
Consulting fees	33,680	68,736	48,680	109,950
Total operating expenses	456,842	356,879	983,978	851,293

Operating loss	(445,687)	(345,724)	(961,668)	(828,983)

Interest expense, net	2,912	11,265	5,806	25,870

Net loss	(448,599)	(356,989)	(967,474)	(854,853)

Other comprehensive income
Foreign exchange gain (loss)	(680)	19,725	14,599	17,176

Comprehensive loss	$(449,279)	$(337,264)	$(952,875)	$(837,677)

Loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares outstanding, basic and diluted	29,275,781	21,129,031	29,275,781	20,821,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in $USD)

(Unaudited)

	Common Stock		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income	Total

Balance as of January 1, 2019	25,976,837	$25,865,367	306	$-	$(6,584,342)	$41,832	$19,322,857

Stock based compensation - stock options	-	180,269	-	-	-	-	180,269
Foreign exchange gain	-	-	-	-	-	15,279	15,279
Net loss	-	-	-	-	(518,875)	-	(518,875)
Balance as of March 31, 2019	25,976,837	$26,045,636	306	$-	$(7,103,217)	$57,111	$18,999,530

Private placement - April 16, 2019	3,914,632	2,856,356	-	-	-	-	2,856,356
Private placement - June 17, 2019	192,278	140,555	-	-	-	-	140,555
Foreign exchange gain	-	-	-	-	-	(680)	(680)
Net loss	-	-	-	-	(448,599)	-	(448,599)
Balance as of June 30, 2019	30,083,747	$29,042,547	306	$-	$(7,551,816)	$56,431	$21,547,162

Balance as of January 1, 2018	20,510,500	$22,657,529	306	$-	$(4,540,143)	$36,134	$18,153,520

Stock based compensation - stock options	-	54,188	-	-	-	-	54,188
Foreign exchange gain	-	-	-	-	-	(2,549)	(2,549)
Net loss	-	-	-	-	(497,864)	-	(497,864)
Balance as of March 31, 2018	20,510,500	$22,711,717	306	$-	$(5,038,007)	$33,585	$17,707,295

Sale of 909,622 units on May 4, 2018 in private placement	909,622	457,608	-	-	-	-	457,608
Issuance of 60,832 shares of common stock in exchange of accounts payable	60,832	32,251	-	-	-	-	32,251
Stock based compensation - stock options	-	652	-	-	-	-	652
Foreign exchange gain	-	-	-	-	-	19,725	19,725
Net loss	-	-	-	-	(356,989)	-	(356,989)
Balance as of June 30, 2018	21,480,954	$23,202,228	306	$-	$(5,394,996)	$53,310	$17,860,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in $USD)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(967,474)	$(854,853)
Reconciliation of net loss to cash used in operating activities:
Depreciation	1,297	-
Accretion of and additions to reclamation liability	8,528	5,213
Amortization of debt discount on notes payable	-	9,750
Stock based compensation	180,269	54,840
Change in foreign exchange on marketable securities	(188)	(1,837)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(172,680)	76,313
Accounts payable and accrued liabilities, net of shares issued for accounts payable	98,698	16,555
Deferred revenue	(22,310)	14,650
Net cash used in operating activities	(873,860)	(679,369)

Cash Flows From Investing Activities:
Purchase of property and equipment	(52,418)	-
Net cash provided in investing activities	(52,418)	-

Cash Flows From Financing Activities:
Issuances of Common shares, net of offering costs	2,996,911	457,608
Receipt of subscription payable	-	78,367
Net cash provided by financing activities	2,996,911	535,975

Effect of foreign exchange rate on cash	13,337	(3,023)

Net increase (decrease) in cash and restricted cash	2,083,970	(146,417)

Cash and restricted cash - beginning	1,798,895	1,247,454

Cash and restricted cash - ending	$3,882,865	$1,101,037

Cash	2,954,380	280,563
Restricted cash	928,485	820,474
Total	$3,882,865	$1,101,037

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

Non-cash financing activities:
Shares issued for accounts payable and accrued expenses	$-	$32,251

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

Note 2 – Liquidity and going concern

The Company has incurred continuing losses from its operations and as of June 30, 2019, the Company had an accumulated deficit of $7,551,816 and working capital of $2,716,354.

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

(Stated in $USD)

(Unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2018, as filed with the SEC on April 1, 2019. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2019.

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

Level 3 Significant unobservable inputs that cannot be corroborated by market data.

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of June 30, 2019	$4,969	$-	$-

Marketable securities as of December 31, 2018	$4,781	$-	$-

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2019 and December 31, 2018, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the periods ended June 30, 2019 and 2018. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company has identified its federal tax return and its state tax returns in Colorado and Utah as its “major” tax jurisdictions, and such returns for the years 2015 through 2018 remain subject to examination.

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three and six months ended June 30, 2019 and 2018 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Six Months Ended June 30,
	2019	2018
Warrants to purchase shares of common stock	8,838,701	4,587,124
Options to purchase shares of common stock	2,416,664	1,783,664
Total potentially dilutive securities	11,255,365	6,370,788

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 4 – MINERAL ASSETS, ABLATION INTELLECTUAL PROPERTY AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of June 30, 2019, include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of June 30, 2019, include Hansen, North Hansen, High Park, Hansen Picnic Tree, and Taylor Ranch, located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Wyoming and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado and Wyoming. All of the mining assets represent properties which have previously been mined to different degrees for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mineral properties and equipment and ablation intellectual property are:

	As of
	June 30, 2019	December 31, 2018
Mineral properties and equipment	$11,732,841	$11,681,720
Ablation intellectual property	$9,488,051	$9,488,051

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

During the three months ended June 30, 2019 and 2018 the Company recognized aggregate revenue of $11,155 and $11,155 and for the six months ended June 30, 2019 and 2018 the Company recognized aggregate revenue of $22,310 and $22,310, respectively, under these oil and gas lease arrangements.

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of June 30, 2019 and December 31, 2018, to be approximately $897,492 and $889,030, respectively. During the three months ended June 30, 2019 and 2018, the accretion of the reclamation liabilities was $5,234 and $2,638, and for the six months ended June 30, 2019 and 2018 was $8,528 and $5,213, respectively. The Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of June 30, 2019 and December 31, 2018 of $233,173 and $224,645, respectively. The gross reclamation liabilities as of June 30, 2019 and December 31, 2018 are secured by certificates of deposit in the amount of $897,492 and $889,030, respectively.

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 4 – MINERAL ASSETS, ABLATION INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

Reclamation liability activity for the six months ended June 30, 2019 and 2018 consists of:

	For the Six Months Ended June 30,
	2019	2018
Beginning balance	$224,645	$196,821
Accretion	8,528	5,213
Ending Balance	$233,173	$202,034

NOTE 5 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of
	June 30, 2019	December 31, 2018
Trade accounts payable	$420,204	$326,250
Accrued liabilities	171,814	167,070
Total accounts payable and accrued liabilities	$592,018	$493,320

NOTE 6 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share rateably in all assets of the Company that are legally available for distribution. As of June 30, 2019 and December 31, 2018, an unlimited number of common shares were authorized for issuance.

Private Placement

On April 16, 2019, the Company completed a private placement of 3,914,632 units at a price of CAD $0.98 (USD $0.73) per unit for net proceeds of CAD $3,836,340 (USD $2,856,356). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is exercisable at a price of CAD $1.70 and expires three years from the date of issuance.

On June 17, 2019, the Company completed a private placement of 192,278 units at a price of CAD $0.98 (USD $0.73) per unit for gross proceeds of CAD $188,432 (USD $140,555). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is exercisable at a price of CAD $1.70 and expires three years from the date of issuance.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of June 30, 2019 and December 31, 2018, a total of 30,083,747 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 3,008,375.

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

NOTE 6 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value (USD)	Intrinsic Value (USD)
Outstanding - January 1, 2019	2,416,664	$1.67		$0.48
Outstanding - June 30, 2019	2,416,664	$1.73	3.23	$0.48	$26,319
Exercisable - June 30, 2019	2,416,664	$1.73	3.23	$0.48	$26,319

The Company’s stock based compensation expense related to stock options for the three months ended June 30, 2019 and 2018 was $180,269 and $652 and for the six months ended June 30, 2019 and 2018 was $180,269 and $54,840, respectively. As of June 30, 2019, the Company had $0 in unamortized stock option expense.

Warrants

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2019	6,798,401	$1.49
Issued	2,059,825	$1.30
Forfeited	(19,525)	$2.56
Outstanding - June 30, 2019	8,838,701	$1.18	1.39	$396,697
Exercisable - June 30, 2019	8,838,701	$1.18	1.39	$396,697

Note 7 - Mining Expenditures

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Permits	$66,940	$33,124	$109,322	$78,579
Maintenance	17,500	300	18,964	3,900
Contract Labor	-	11,050	-	11,050
	$84,440	$44,474	$128,286	$93,529

NOTE 8 - Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director, transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $351,099 as of June 30, 2019) to Seller within 60 days of the first commercial application of the ablation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $351,099 and $352,361 as of June 30, 2019 and December 31, 2018, respectively.

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

(Unaudited)

Note 9 – Subsequent event

Van 4 Mine Permitting Status

A prior owner of the Company’s Van 4 Mine had been granted a first Temporary Cessation from reclamation of the mine by the Colorado Mined Land Reclamation Board (“MLRB”) which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second five-year Temporary Cessation for the Van 4 Mine. Thereafter, the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing must include all of the parties in the proceeding. The plaintiff organizations are seeking for the court to set aside the board order granting a second five-year Temporary Cessation period to PRM for the Van 4 Mine. The Colorado state Attorney General was defending this action in the Denver Colorado District Court. On May 8, 2018, the Denver Colorado District Court ruled in favor, whereby the additional five-year temporary cessation period was granted. The Plaintiffs appealed this ruling to the Colorado Court of Appeals and on July 25, 2019 the ruling was reversed, whereby the additional five-year temporary cessation period should not have been granted. The Colorado Mined Land Reclamation Board (CMLRB) and the Colorado Attorney General continue to evaluate next steps. In discussions with CMLRB, PRM has been advised to await feedback as the State of Colorado completes its process.

Hansen and Picnic Tree Loss of Property

On September 16, 2015, in connection with the Company’s acquisition of Black Range, the Company assumed an option and exploration agreement (the “Option and Exploration Agreement”) with STB Minerals, LLC, a Colorado limited liability company (“STB”). The Option and Exploration Agreement gives the Company the right to purchase 51% of the mineral rights of specific areas of the Hansen and Picnic Tree deposits (for which the Company already holds 49% of the rights). If the Company were to exercise its option under the Option and Exploration Agreement, it would require the Company to (a) make a cash payment of $2,500,000 immediately upon exercise; (b) issue shares of common stock to STB amounting to a value of $3,750,000 immediately upon exercise; and (c) issue shares of common stock to STB amounting to a value of $3,750,000 on the date that is 180 days following exercise. The Option and Exploration Agreement was scheduled to expire by its terms (as extended) on July 28, 2019 if not exercised.

Prior to July 28, 2019, the Company decided not to exercise the option to purchase the remaining 51% of the mineral rights of specific areas of the Hansen and Picnic Tree deposits, and thus the option has expired unexercised.

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

The forward-looking statements contained or incorporated by reference in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of each such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Item 2 of Part I of this quarterly report and in Item 1A of Part I of annual report on Form 10-K for the year ended December 31, 2018. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

The following discussion should be read in conjunction with our condensed consolidated interim financial statements and footnotes thereto contained in this quarterly report.

Overview

General

Western Uranium & Vanadium Corp. ("Western” or the “Company", formerly Western Uranium Corporation) was incorporated in December 2006 under the Ontario Business Corporations Act. On November 20, 2014, the Company completed a listing process on the Canadian Securities Exchange ("CSE"). As part of that process, the Company acquired 100% of the members' interests of Pinon Ridge Mining LLC ("PRM"), a Delaware limited liability company. The transaction constituted a reverse takeover ("RTO") of Western by PRM. Subsequent to obtaining appropriate shareholder approvals, the Company reconstituted its Board of Directors and senior management team. Effective September 16, 2015, Western completed its acquisition of Black Range Minerals Limited (“Black Range”).

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

Recent Developments

April 2019 Private Placement

On April 16, 2019, the Company completed a private placement of 3,914,632 units at a price of CAD $0.98 (USD $0.73) per unit for net proceeds of CAD $3,836,340 (USD $2,856,356). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is exercisable at a price of CAD $1.70 and expires three years from the date of issuance.

June 2019 Private Placement

On June 17, 2019, the Company completed a private placement of 192,278 units at a price of CAD $0.98 (USD $0.73) per unit for gross proceeds of CAD $188,432 (USD $140,555). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is exercisable at a price of CAD $1.70 and expires three years from the date of issuance.

Ablation Licensing

During 2016, the Company submitted documentation to the Colorado Department of Public Health and Environment (“CDPHE”) for a determination ruling regarding the type of license which may be required for the application of Ablation at the Sunday Mine Complex within the state of Colorado. During May and June of 2016, CDPHE held four public meetings in several cities in Colorado as part of the process. On July 22, 2016 CDPHE closed the comment period. In connection with this matter, the CDPHE consulted with the United States Nuclear Regulatory Commission (“NRC”). In response, the CDPHE received an advisory opinion dated October 16, 2016, which did not contain support for the NRC’s opinion and with which the Company’s regulatory counsel does not agree. NRC’s advisory opinion recommended that Ablation should be regulated as a milling operation but did recognize that there may be exemptions to certain milling regulatory requirements because of the benign nature of the non-uranium bearing sands produced after Ablation is completed on uranium-bearing ores. On December 1, 2016, the CDPHE issued a determination that the proposed ablation operations at the Sunday Mine must be regulated by the CDPHE through a milling license. The 2018 increase in the blended uranium/vanadium price has brought the Company closer to production. Beginning in 2017, the Company’s regulatory counsel has prepared significant documentation in preparation for a prospective submission.

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

On April 17, 2019 the Company announced that the proceeds of the April Private Placement were sufficient to fully fund the Sunday Mine Complex Vanadium Project. The work program was defined to focus on the identification of high-grade vanadium zones by XRF surface sampling and underground drilling, test mining, vanadium ore sample delivery, and large-scale ore testing to further define the vanadium resource for near-term delivery to worldwide vanadium processing facilities.

On May 14, 2019 the Company announced that the first underground work on the Sunday Mine Vanadium Project was tracking to commence in June and that after mine opening, vanadium ore samples will be delivered to vanadium processors and users around the world. To oversee the project, Western hired a Chief Geologist who has a decade of expertise in vanadium/uranium deposits, specific Colorado/Utah Mineral Belt experience, and a Ph.D. in Geological Science.

On June 18, 2019, the Company announced the commencement of the Sunday Mine Complex Vanadium Project subsequent to the opening of the Sunday Mine and Saint Jude Mine portals. Additionally, commercial power has been switched on at the Sunday Mine Complex and mine opening requirements have been completed with the Bureau of Land Management (BLM), Colorado Division of Reclamation, Mining and Safety (CDRMS) and Mine Safety and Health Administration (MSHA). Historical geological and mining data analysis of the sandstone hosted deposits has provided initial target locations for sampling to identify high grade vanadium zones. Following bulk sampling, vanadium ore samples will be delivered to prospective customers around the world.

Addendum to Chief Executive Officer’s Employment Agreement

On May 30, 2019, the Company entered into an Addendum to the existing employment agreement with George Glasier, its Chief Executive Officer. The Addendum increases his base salary to a rate of $220,000 per annum and the other terms of the agreement remain unmodified.

Sunday Mine Complex Vanadium Project Supplementary Requirements

On June 18, 2019, The Colorado Division of Reclamation, Mining and Safety (CDRMS) issued a letter indicating limited supplementary requirements prior to the removal of material (ore) from the Sunday Mine Complex underground workings and further offsite handling. In a follow-up meeting on Monday, August 5, 2019, the Company agreed to construct an ore pad on the surface before stockpiling or storing ore outside the mine and acquire certification that the storm drainage system was constructed in accordance with the existing plan prior to the removal of ore from the SMC. The Company expects to have fulfilled all supplementary requirements by the fourth quarter.

Van 4 Mine Permitting Status

A prior owner of the Van 4 Mine had been granted a first Temporary Cessation from reclamation of the mine by the Colorado Mined Land Reclamation Board (“MLRB”) which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second five-year Temporary Cessation for the Van 4 Mine. Thereafter, the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing must include all of the parties in the proceeding. The plaintiff organizations are seeking for the court to set aside the board order granting a second five-year Temporary Cessation period to PRM for the Van 4 Mine. The Colorado state Attorney General was defending this action in the Denver Colorado District Court. On May 8, 2018, the Denver Colorado District Court ruled in favor, whereby the additional five-year temporary cessation period was granted. The Plaintiffs appealed this ruling to the Colorado Court of Appeals and on July 25, 2019 the ruling was reversed, whereby the additional five-year temporary cessation period should not have been granted. The Colorado Mined Land Reclamation Board (CMLRB) and the Colorado Attorney General continue to evaluate next steps. In discussions with CMLRB, PRM has been advised to await feedback as the State of Colorado completes its process.

Weld County Colorado Litigation

On June 13, 2019, Black Range was sued over the original Weld County Colorado deed language. The lawsuit was filed in the Weld County District Court. This deed was negotiated prior to the Company acquiring Black Range in September 2015 by prior management and a bank representing the estate of the property owner. The plaintiff, the estate’s beneficiaries, assert that it was the intent that they would receive a production override royalty for oil and gas production from the property, however this language was not included in the deed. Western’s attorney has filed a response with the court contesting this allegation. This only involves royalties on oil and gas production on this undeveloped property, thus there is no current economic impact.

Uranium Section 232 Investigation

In the United States, a Section 232 investigation was undertaken in 2018 to assess the impact to national security of the importation of the vast majority of uranium utilized by the 98 operating civilian nuclear reactors within the United States. The U.S. Department of Commerce provided a report containing a recommendation to the White House on April 14, 2018; President Trump considered the findings of the Section 232 report and disseminated a Presidential Memoranda on July 12, 2019. At this time, the President did not implement the quota solution proposed by the petitioners or another remedy. Instead, to address the concerns of the Department of Commerce, the President formed the United States Nuclear Fuel Working Group and charged them with finding solutions for reviving and expanding domestic nuclear fuel production and reinvigorating the entire nuclear fuel supply chain. The group is required to submit a report containing findings and recommendations to the President within 90 days. Western is one of very few uranium companies holding previously producing, permitted, and developed mines in the United States and thus positioned to benefit in the short-term from a favorable determination.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Lease revenue	$11,155	$11,155	$22,310	$22,310

Expenses
Mining expenditures	84,440	44,474	128,286	93,529
Professional fees	94,316	88,291	187,633	267,517
General and administrative	244,406	155,378	619,379	380,297
Consulting fees	33,680	68,736	48,680	109,950
Total operating expenses	456,842	356,879	983,978	851,293

Operating loss	(445,687)	(345,724)	(961,668)	(828,983)

Interest expense, net	2,912	11,265	5,806	25,870

Net loss	(448,599)	(356,989)	(967,474)	(854,853)

Other Comprehensive loss
Foreign exchange gain	(680)	19,725	14,599	17,176

Comprehensive Loss	$(449,279)	$(337,264)	$(952,875)	$(837,677)

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Three Months Ended June 30, 2019 as Compared to the Three Months Ended June 30, 2018

Summary

Our condensed consolidated net loss for the three months ended June 30, 2019 and 2018 was $448,599 and $356,989 or $0.02 and $0.02 per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the three months ended June 30, 2019 and 2018 was $449,279 and $337,264, respectively.

Revenue

Our revenue for the three months ended June 30, 2019 and 2018 was $11,155 and $11,155, respectively. The revenue resulted from lease revenue pursuant to the Company’s lease agreements and easements. The counterparties are from the oil and gas industry.

Mining Expenditures

Mining expenditures for the three months ended June 30, 2019 were $84,440 as compared to $44,474 for the three months ended June 30, 2018. The increase in mining expenditures of $39,966, or 90% was principally attributable to mining expenditures needed for the Sunday Mine Complex vanadium project.

Professional Fees

Professional fees for the three months ended June 30, 2019 were $94,316 as compared to $88,291 for the three months ended June 30, 2018. The net increase in professional fees of $6,025, or 7% was principally due to an increase in investor relations and professional fee expenditures net of reduced audit and legal fee expenditures.

General and Administrative

General and administrative expenses for the three months ended June 30, 2019 were $244,406 as compared to $155,378 for the three months ended June 30, 2018. The increase in general and administrative expense of $89,028, or 57% is primarily due to an increase of $51,409 in payroll resulting from consultant compensation being moved onto payroll and the addition of new staff for the Sunday Mine Complex project.

Consulting Fees

Consulting fees for the three months ended June 30, 2019 were $33,680 as compared to $68,736 for the three months ended June 30, 2018. The decrease in consulting fees of $35,056, or 51% was principally related to a decrease in consultant utilization and consultant compensation being moved onto payroll.

Interest Expense, net

Interest expense, net, for the three months ended June 30, 2019 was $2,912 as compared to $11,265 for the three months ended June 30, 2018. The decrease of interest expense, net, of $8,353, or 74% was attributable to the Company paying off promissory notes during 2018.

Foreign Exchange

Foreign exchange gain (loss) for the three months ended June 30, 2019 was $(680) as compared to $19,725 for the three months ended June 30, 2018. The decrease of the foreign exchange gain of $20,405, or 103% is primarily due to the U.S. Dollar weakening against the Canadian Dollar during the current quarter while holding cash balances in Canadian Dollars.

Six Months Ended June 30, 2019 as Compared to the Six Months Ended June 30, 2018

Summary

Our condensed consolidated net loss for the six months ended June 30, 2019 and 2018 was $967,474 and $854,853 or $0.03 and $0.04 per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the six months ended June 30, 2019 and 2018 was $952,875 and $837,677, respectively.

Revenue

Our revenue for the six months ended June 30, 2019 and 2018 was $22,310 and $22,310, respectively. The revenue resulted from lease revenue pursuant to the Company’s lease agreements and easements. The counterparties are from the oil and gas industry.

Mining Expenditures

Mining expenditures for the six months ended June 30, 2019 were $128,286 as compared to $93,529 for the six months ended June 30, 2018. The increase in mining expenditures of $34,757, or 37% was principally attributable to mining expenditures needed for the Sunday Mine Complex vanadium project.

Professional Fees

Professional fees for the six months ended June 30, 2019 were $187,633 as compared to $267,517 for the six months ended June 30, 2018. The decrease in professional fees of $79,884, or 30% was principally due to a decrease in investor relations fees of $75,734 and legal services of $29,703.

General and Administrative

General and administrative expenses for the six months ended June 30, 2019 were $619,379 as compared to $380,297 for the six months ended June 30, 2018. The increase in general and administrative expense of $239,082, or 63% is due to an increase of $124,345 in stock-based compensation and $76,669 in payroll resulting from consultant compensation being moved onto payroll and adding staff for the Sunday Mine Complex project.

Consulting Fees

Consulting fees for the six months ended June 30, 2019 were $48,680 as compared to $109,950 for the six months ended June 30, 2018. The decrease in consulting fees of $61,270, or 56% was principally related to a decrease in consultant utilization and consultant compensation being moved onto payroll.

Interest Expense, net

Interest expense, net, for the six months ended June 30, 2019 was $5,806 as compared to $25,870 for the six months ended June 30, 2018. The decrease of interest expense, net, of $20,064, or 78% was attributable to the Company paying off promissory notes during 2018.

Foreign Exchange

Foreign exchange gain for the six months ended June 30, 2019 was $14,599 as compared to $17,176 for the six months ended June 30, 2018. The decrease of the foreign exchange gain of $2,577, or 15% is primarily due to the U.S. Dollar weakening against the Canadian Dollar during the current quarter while holding cash balances in Canadian Dollars.

Liquidity and Capital Resources

The Company’s cash balance as of June 30, 2019 was $2,954,380. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public company reporting responsibilities. The Company expects to require additional capital in order to continue the development of Ablation. Management believes that in order to finance the development of the mining properties and Ablation, the Company will be required to raise additional capital by way of debt and/or equity. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash used in operating activities

Net cash used in operating activities was $873,860 for the six months ended June 30, 2019, as compared with $679,369 for the six months ended June 30, 2018. Of the $873,860 in net cash used in operating activities, $967,474 is derived from our net loss. During the six months ended June 30, 2019, $98,698 represented an increase in accounts payable and accrued liabilities, $172,680 represented an increase in prepaid expenses, $8,528 represented an increase in the reclamation liability, $22,310 represented a decrease in deferred revenue and $180,269 represented non-cash stock based compensation.

Net cash used in investing activities

During the six months ended June 30, 2019, the Company purchased $52,418 in property and equipment. This capital expenditure represents the initiation of expenditures needed to re-open the Sunday Mine Complex. There was no cash used in investing activities during the six months ended June 30, 2018.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $2,996,911 as compared to $535,975 for the six months ended June 30, 2018. For the six months ended June 30, 2019, the net cash provided by financing activities consisted of $2,996,911 from the proceeds received in our private placements.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of June 30, 2019 and December 31, 2018, to be approximately $897,492 and $889,030, respectively. During the three months ended June 30, 2019 and 2018, the accretion of the reclamation liabilities was $3,294 and $2,638, and for the six months ended June 30, 2019 and 2018 was $8,528 and $5,213, respectively. The Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of June 30, 2019 and December 31, 2018 of $233,173 and $224,645, respectively. The gross reclamation liabilities as of June 30, 2019 and December 31, 2018 are secured by certificates of deposit in the amount of $897,492 and $889,030, respectively.

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director, transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $351,099) to Seller within 60 days of the first commercial application of the ablation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $351,099 and $352,361 as of June 30, 2019 and December 31, 2018, respectively.

Going Concern

The Company has incurred continuing losses from its operations and as of June 30, 2019 the Company had an accumulated deficit of $7,551,816 and a working capital of $2,716,354.

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

Off Balance Sheet Arrangements

As of June 30, 2019, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2019, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019, due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of June 30, 2019, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 2019, the Company completed a private placement of 3,914,632 units at a price of CAD $0.98 (USD $0.73) per unit for net proceeds of CAD $3,836,340 (USD $2,856,356). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is exercisable at a price of CAD $1.70 and expires three years from the date of issuance.

On June 17, 2019, the Company completed a private placement of 192,278 units at a price of CAD $0.98 (USD $0.73) per unit for gross proceeds of CAD $188,432 (USD $140,555). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is exercisable at a price of CAD $1.70 and expires three years from the date of issuance.

Only accredited investors (as defined in Rule 501(a) of Regulation D) participated in these private placements. Offers and sales were made in private transactions without any general solicitation or advertising. The Company relied on Rule 506(b) of Regulation D for offers and sales of the units to both U.S. and non-U.S. subscribers. Each subscriber confirmed that they were purchasing for their own account for investment and not with a view to distribute the securities purchased.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. Western commenced the Sunday Mine Complex Vanadium Project in June 2019. To date, Mine Safety and Health Administration (MSHA) mine inspections have not yielded any disclosures required by Section 1503(a) of the Dodd-Frank Act.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation, including amendments*
3.2	Amendment to Certificate of Incorporation
3.3	Amended and Restated By-laws*
10.1	Addendum to the Employment Agreement among Black Range Minerals, LLC, Western Uranium & Vanadium Corp., and George E. Glasier
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as an exhibit to the Company’s Form 10 registration statement filed on April 29, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM &VANADIUM CORP.

Date: August 14, 2019	By:	/s/ George Glasier
George Glasier
Chief Executive Officer (Principal executive officer)

Date: August 14, 2019	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal financial and accounting officer)