Form 10-Q
period 2019-09-30
Western Uranium & Vanadium Corp.
filed 2019-11-14
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, 30,083,747 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM & VANADIUM CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in USD)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$2,378,911	$909,865
Prepaid expenses	277,466	127,122
Marketable securities	4,925	4,781
Other current assets	21,025	93,841
Total current assets	2,682,327	1,135,609

Restricted cash	897,297	889,030
Mineral properties and equipment	11,748,807	11,681,720
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$24,816,482	$23,194,410

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$609,303	$493,320
Deferred revenue, current portion	34,620	44,620
Total current liabilities	643,923	537,940

Reclamation liability	235,934	224,645
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	351,099	352,361
Deferred revenue, net of current portion	24,255	47,720

Total liabilities	3,964,098	3,871,553

Commitments

Shareholders’ Equity
Common stock, no par value, unlimited authorized shares, 30,084,053 and 25,977,143 shares issued as of September 30, 2019 and December 31, 2018, respectively and 30,083,747 and 25,976,837 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	29,042,547	25,865,367
Treasury shares, 306 and 306 shares held in treasury as of September 30, 2019 and December 31, 2018, respectively	-	-
Accumulated deficit	(8,269,217)	(6,584,342)
Accumulated other comprehensive income	79,054	41,832
Total shareholders’ equity	20,852,384	19,322,857
Total liabilities and shareholders’ equity	$24,816,482	$23,194,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Lease revenue	$11,155	$11,155	$33,465	$33,465

Expenses
Mining expenditures	270,031	23,898	398,317	117,427
Professional fees	131,228	90,903	318,861	358,420
General and administrative	279,849	322,812	899,228	703,109
Consulting fees	45,181	43,984	93,861	153,934
Total operating expenses	726,289	481,597	1,710,267	1,332,890

Operating loss	(715,134)	(470,442)	(1,676,802)	(1,299,425)

Interest expense, net	2,267	7,863	8,073	33,733

Net loss	(717,401)	(478,305)	(1,684,875)	(1,333,158)

Other comprehensive income
Foreign exchange gain	22,623	17,061	37,222	34,237

Comprehensive loss	$(694,778)	$(461,244)	$(1,647,653)	$(1,298,921)

Loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Weighted average shares outstanding, basic and diluted	30,083,747	24,391,393	28,460,499	22,024,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

(Unaudited)

	Common Stock		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income	Total

Balance as of January 1, 2019	25,976,837	$25,865,367	306	$-	$(6,584,342)	$41,832	$19,322,857

Stock based compensation - stock options	-	180,269	-	-	-	-	180,269
Foreign exchange gain	-	-	-	-	-	15,279	15,279
Net loss	-	-	-	-	(518,875)	-	(518,875)
Balance as of March 31, 2019	25,976,837	$26,045,636	306	$-	$(7,103,217)	$57,111	$18,999,530

Private placement - April 16, 2019	3,914,632	2,856,356	-	-	-	-	2,856,356
Private placement - June 17, 2019	192,278	140,555	-	-	-	-	140,555
Foreign exchange gain	-	-	-	-	-	(680)	(680)
Net loss	-	-	-	-	(448,599)	-	(448,599)
Balance as of June 30, 2019	30,083,747	$29,042,547	306	$-	$(7,551,816)	$56,431	$21,547,162

Foreign exchange gain	-	-	-	-	-	22,623	22,623
Net loss	-	-	-	-	(717,401)	-	(717,401)
Balance as of September 30, 2019	30,083,747	$29,042,547	306	$-	$(8,269,217)	$79,054	$20,852,384

Balance as of January 1, 2018	20,510,500	$22,657,529	306	$-	$(4,540,143)	$36,134	$18,153,520

Stock based compensation - stock options	-	54,188	-	-	-	-	54,188
Foreign exchange gain	-	-	-	-	-	(2,549)	(2,549)
Net loss	-	-	-	-	(497,864)	-	(497,864)
Balance as of March 31, 2018	20,510,500	$22,711,717	306	$-	$(5,038,007)	$33,585	$17,707,295

Private placement – May 4, 2018	909,622	457,608	-	-	-	-	457,608
Issuance of 60,832 shares of common stock in exchange of accounts payable	60,832	32,251	-	-	-	-	32,251
Stock based compensation - stock options	-	652	-	-	-	-	652
Foreign exchange gain	-	-	-	-	-	19,725	19,725
Net loss	-	-	-	-	(356,989)	-	(356,989)
Balance as of June 30, 2018	21,480,954	$23,202,228	306	$-	$(5,394,996)	$53,310	$17,860,542

Private placement – July 27, 2018	2,525,526	1,272,210	-	-	-	-	1,272,210
Private placement – August 9, 2018	1,907,088	973,513					973,513
Stock based compensation - stock options	-	90,210	-	-	-	-	90,210
Foreign exchange gain						17,061	17,061
Net loss	-	-	-	-	(478,305)	-	(478,305)
Balance as of September 30, 2018	25,913,568	$25,538,161	306	$-	$(5,873,301)	$70,371	$19,735,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(1,684,875)	$(1,333,158)
Reconciliation of net loss to cash used in operating activities:
Depreciation	3,954	-
Accretion of and additions to reclamation liability	11,289	24,736
Amortization of debt discount on notes payable	-	12,550
Stock based compensation	180,269	145,050
Change in foreign exchange on marketable securities	(144)	(1,926)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(77,528)	(88,042)
Accounts payable and accrued liabilities, net of shares issued for accounts payable	115,983	(116,410)
Deferred revenue	(33,465)	7,120
Net cash used in operating activities	(1,484,517)	(1,350,080)

Cash Flows From Investing Activities:
Purchase of property and equipment	(71,041)	(36,502)
Net cash provided in investing activities	(71,041)	(36,502)

Cash Flows From Financing Activities:
Payment of EFHC Note	-	(500,000)
Issuances of Common shares, net of offering costs	2,996,911	2,703,331
Receipt of subscription payable	-	-
Net cash provided by financing activities	2,996,911	2,203,331

Effect of foreign exchange rate on cash	35,960	5,106

Net increase in cash and restricted cash	1,477,313	821,855

Cash and restricted cash - beginning	1,798,895	1,247,454

Cash and restricted cash - ending	$3,276,208	$2,069,309

Cash	2,378,911	1,180,318
Restricted cash	897,297	888,991
Total	$3,276,208	$2,069,309

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

Non-cash financing activities:
Shares issued for accounts payable and accrued expenses	$-	$32,251

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

Note 2 – Liquidity and going concern

The Company has incurred continuing losses from its operations and as of September 30, 2019, the Company had an accumulated deficit of $8,269,217 and working capital of $2,038,404.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its shares of common stock.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financings, to secure regulatory approval to fully utilize its kinetic separation technology, formerly known as ablation, and to initiate the processing of ore to generate operating cash flows.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

Note 3 – SUMMARY OF Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2018, as filed with the SEC on April 1, 2019. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2019.

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

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty and the effects on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common stock, assessment of the useful life and evaluation for impairment of intangible assets, valuation and impairment assessments on mineral properties, deferred contingent consideration, and the reclamation liability, valuation of stock-based compensation, and valuation of available-for-sale securities. Other areas requiring estimates include allocations of expenditures, depletion and amortization of mineral rights and properties. Actual results could differ from those estimates.

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

Fair Values of Financial Instruments

The carrying amounts of cash, restricted cash, accounts payable, and accrued liabilities, approximate their fair value due to the short-term nature of these instruments. Marketable securities are adjusted to fair value at each balance sheet date based on quoted prices which are considered level 1 inputs. The reclamation deposits, which are reflected in restricted cash on the condensed consolidated balance sheets, are deposits mainly invested in certificates of deposit at major financial institutions and their fair values were estimated to approximate their carrying values. The Company’s operations and financing activities are conducted primarily in United States dollars and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and restricted cash, but mitigates this risk by keeping these deposits at major financial institutions.

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

Level 3 Significant unobservable inputs that cannot be corroborated by market data.

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of September 30, 2019	$4,925	$-	$-

Marketable securities as of December 31, 2018	$4,781	$-	$-

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2019 and December 31, 2018, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the periods ended September 30, 2019 and 2018. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company has identified its federal tax return and its state tax returns in Colorado and Utah as its “major” tax jurisdictions, and such returns for the years 2015 through 2018 remain subject to examination.

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three and nine months ended September 30, 2019 and 2018 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Nine Months Ended September 30,
	2019	2018
Warrants to purchase shares of common stock	8,818,390	6,861,670
Options to purchase shares of common stock	2,356,666	2,416,664
Total potentially dilutive securities	11,175,056	9,278,334

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

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 4 - MINERAL ASSETS, Kinetic separation INTELLECTUAL PROPERTY AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of September 30, 2019, include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of September 30, 2019, include Hansen, North Hansen, High Park, Hansen Picnic Tree, and Taylor Ranch, located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Wyoming and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado and Wyoming. All of the mining assets represent properties which have previously been mined to different degrees for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mineral properties and equipment and kinetic separation intellectual property are:

	As of
	September 30, 2019	December 31, 2018
Mineral properties and equipment	$11,748,807	$11,681,720
Kinetic separation intellectual property	$9,488,051	$9,488,051

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

During the three months ended September 30, 2019 and 2018 the Company recognized aggregate revenue of $11,155 and $11,155 and for the nine months ended September 30, 2019 and 2018 the Company recognized aggregate revenue of $33,465 and $33,465, respectively, under these oil and gas lease arrangements.

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of September 30, 2019 and December 31, 2018, to be approximately $897,297 and $889,030, respectively. During the three months ended September 30, 2019 and 2018, the accretion of the reclamation liabilities was $2,761 and $2,729, and for the nine months ended September 30, 2019 and 2018 was $11,289 and $7,942, respectively, which is included in interest expense, net on the Company’s condensed consolidated statements of operations. The Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of September 30, 2019 and December 31, 2018 of $235,934 and $224,645, respectively. The gross reclamation liabilities as of September 30, 2019 and December 31, 2018 are secured by certificates of deposit in the amount of $897,492 and $889,030, respectively.

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 4 - MINERAL ASSETS, KINETIC SEPARATION INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

Reclamation liability activity for the nine months ended September 30, 2019 and 2018 consists of:

	For the nine months ended September 30,
	2019	2018
Beginning balance	$224,645	$196,821
Accretion	11,289	7,942
Additions	-	16,794
Ending Balance	$235,934	$221,557

Van 4 Mine Permitting Status

A prior owner of the Company’s Van 4 Mine had been granted a first Temporary Cessation from reclamation of the mine by the Colorado Mined Land Reclamation Board (“MLRB”) which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second five-year Temporary Cessation for the Van 4 Mine. Thereafter, the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing must include all of the parties in the proceeding. The plaintiff organizations are seeking for the court to set aside the board order granting a second five-year Temporary Cessation period to PRM for the Van 4 Mine. The Colorado state Attorney General was defending this action in the Denver Colorado District Court. On May 8, 2018, the Denver Colorado District Court ruled in favor, whereby the additional five-year temporary cessation period was granted. The Plaintiffs appealed this ruling to the Colorado Court of Appeals and on July 25, 2019 the ruling was reversed, whereby the additional five-year temporary cessation period should not have been granted. The Colorado Mined Land Reclamation Board (CMLRB) and the Colorado Attorney General continue to evaluate next steps. In discussions with CMLRB, PRM has been advised to await feedback as the State of Colorado completes its process. MLRB advised Western that it will not make an additional appeal of the ruling. Further, the time period for an appeal has passed. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 Mine into reclamation. The Company has not yet received this notification, but has begun preparations for the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property.

NOTE 5 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of
	September 30, 2019	December 31, 2018
Trade accounts payable	$421,161	$326,250
Accrued liabilities	188,142	167,070
Total accounts payable and accrued liabilities	$609,303	$493,320

NOTE 6 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share rateably in all assets of the Company that are legally available for distribution. As of September 30, 2019 and December 31, 2018, an unlimited number of common shares were authorized for issuance.

Private Placement

On April 16, 2019, the Company completed a private placement of 3,914,632 units at a price of CAD $0.98 (USD $0.73) per unit for gross proceeds of CAD $3,836,340 (USD $2,856,356). Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Each warrant is exercisable at a price of CAD $1.70 and expires three years from the date of issuance.

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

(Stated in $USD)

NOTE 6 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of September 30, 2019 and December 31, 2018, a total of 30,083,747 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 3,008,375.

Stock Options

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value (USD)	Intrinsic Value (USD)
Outstanding - January 1, 2019	2,416,664	$1.67		$0.48
Forfeited	(59,998)	$3.96
Outstanding - September 30, 2019	2,356,666	$1.67	3.06	$0.50	$-
Exercisable - September 30, 2019	2,356,666	$1.67	3.06	$0.50	$-

The Company’s stock based compensation expense related to stock options for the three months ended September 30, 2019 and 2018 was $0 and $90,210 and for the nine months ended September 30, 2019 and 2018 was $180,269 and $145,050, respectively. As of September 30, 2019, the Company had $0 in unamortized stock option expense.

Warrants

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2019	6,798,401	$1.49
Issued	2,059,825	$1.30
Forfeited	(39,836)	$1.78
Outstanding - September 30, 2019	8,818,390	$1.47	1.79	$393,192
Exercisable - September 30, 2019	8,818,390	$1.47	1.79	$393,192

Note 7 - Mining Expenditures

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Permits	$59,749	$23,898	$169,071	$102,477
Mining Costs	210,282	-	229,246	3,900
Contract Labor	-	-	-	11,050
	$270,031	$23,898	$398,317	$117,427

WESTERN URANIUM & VANADIUM CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in $USD)

NOTE 8 - Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director, transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $351,099 as of September 30, 2019) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $351,099 and $352,361 as of September 30, 2019 and December 31, 2018, respectively.

Note 9 – Option and exploration agreement

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal proceedings

On June 13, 2019, Black Range was sued over the original Weld County Colorado deed language. The lawsuit was filed in the Weld County District Court. This deed was negotiated prior to the Company acquiring Black Range in September 2015 by prior management and a bank representing the estate of the property owner. The plaintiff, the estate’s beneficiaries, assert that it was the intent that they would receive a production override royalty for oil and gas production from the property, however this language was not included in the deed. Western’s attorney has filed a response with the court contesting this allegation. This only involves royalties on oil and gas production on this undeveloped property, thus there is no current economic impact. Court procedure mandates that the parties participate in a mediation process before bringing the matter before the court. Mediation scheduling details have not been finalized as the Company has put forth a settlement proposal.

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

The forward-looking statements contained or incorporated by reference in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of each such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Item 2 of Part I of this quarterly report and in Item 1A of Part I of the Company’s annual report on Form 10-K for the year ended December 31, 2018. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

On August 18, 2014, the Company closed on the purchase of certain mining properties in Colorado and Utah from Energy Fuels Holding Corp. Assets purchased included both owned and leased lands in Utah and Colorado and all represent properties that have been previously mined for uranium to varying degrees in the past. The acquisition included the purchase of the Sunday Mine Complex. The Sunday Mine Complex is located in western San Miguel County, Colorado. The complex consists of the following five individual mines: the Sunday mine, the Carnation mine, the Saint Jude mine, the West Sunday mine and the Topaz mine. The operation of each of these mines requires a separate permit and all such permits have been obtained by Western and are currently valid. In addition, each of the mines has good access to a paved highway, electric power to existing declines, office/storage/shop and change buildings, and extensive underground haulage development with several vent shafts complete with exhaust fans. These properties were formerly secured by a first priority interest collateralizing a $500,000 promissory note which was paid in full on August 31, 2018 and thus the properties are now held free and clear of encumbrances. The Sunday Mine Complex is where the Company anticipates it would initiate production and Kinetic Separation operations, formerly known as ablation, since the complex is ready to be mined.

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

Recent Developments

Kinetic Separation Licensing (Formerly known as Ablation Mining Technology)

During 2016, the Company submitted documentation to the Colorado Department of Public Health and Environment (“CDPHE”) for a determination ruling regarding the type of license which may be required for the application of Kinetic Separation at the Sunday Mine Complex within the state of Colorado. During May and June of 2016, CDPHE held four public meetings in several cities in Colorado as part of the process. On July 22, 2016 CDPHE closed the comment period. In connection with this matter, the CDPHE consulted with the United States Nuclear Regulatory Commission (“NRC”). In response, the CDPHE received an advisory opinion dated October 16, 2016, which did not contain support for the NRC’s opinion and with which the Company’s regulatory counsel does not agree. NRC’s advisory opinion recommended that Kinetic Separation should be regulated as a milling operation but did recognize that there may be exemptions to certain milling regulatory requirements because of the benign nature of the non-uranium bearing sands produced after Kinetic Separation is completed on uranium-bearing ores. On December 1, 2016, the CDPHE issued a determination that the proposed Kinetic Separation operations at the Sunday Mine must be regulated by the CDPHE through a milling license. The 2018 increase in the blended uranium/vanadium price has brought the Company closer to production. Beginning in 2017, the Company’s regulatory counsel has prepared significant documentation in preparation for a prospective submission. On September 13, 2019, the Company’s regulatory counsel submitted a white paper to the Nuclear Regulatory Commission entitled Recommendations on the Proper Legal and Policy Interpretation for Using Kinetic Separation Processes at Uranium Mine Sites. The Kinetic Separation process was formerly known as Ablation Mining Technology.

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

On April 17, 2019, the Company announced that the proceeds of the April Private Placement were sufficient to fully fund the Sunday Mine Complex Vanadium Project. The work program was defined to focus on the identification of high-grade vanadium zones by XRF surface sampling and underground drilling, test mining, vanadium ore sample delivery, and large-scale ore testing to further define the vanadium resource for near-term delivery to worldwide vanadium processing facilities.

On May 14, 2019, the Company announced that the first underground work on the Sunday Mine Vanadium Project was tracking to commence in June and that after mine opening, vanadium ore samples will be delivered to vanadium processors and users around the world. To oversee the project, Western hired a Chief Geologist who has a decade of expertise in vanadium/uranium deposits, specific Colorado/Utah Mineral Belt experience, and a Ph.D. in Geological Science.

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

On July 24, 2019, the Company provided an update on the Sunday Mine Complex Vanadium Project. The scope of the project was expanded and four of the five mines were opened. Sampling from the face of mine workings was conducted which identified high-grade vanadium zones for further extensive sampling, determination of expected production grades, and the development and implementation of a drill program to delineate the first mining target areas.

On September 11, 2019, the Company announced that subsequent to the drilling program, large quantities of ore were mined to determine expected production grades. Twelve samples were analyzed from the four mines from 12 separate target mining areas. Development drilling continues to expand the mine production areas and mining of ore has started. The mined ore is being stockpiled in the mines until the requirements of the Colorado Division of Reclamation, Mining and Safety (CDRMS) have been satisfied. Ore shipments from the mines will commence when the requirements of CDRMS have been met.

On October 17, 2019, the Company announced that successful mine development of the underground workings led to development drilling and ore production. Ore was mined from five locations from each of four separate Sunday Mine Complex mines. Ore continues to be stockpiled underground until all the surface requirements of the CDRMS are addressed. The covering of the legacy low-grade uranium ore stockpile has been completed. The remaining requirements are underway, including the upgrading and certification of storm drainage and the construction of ore storage/loading pads. As a result of this project, Western has advanced the Sunday Mine Complex to production-ready status in preparation to meet future opportunities to scale-up ore production.

Sunday Mine Complex Vanadium Project Supplementary Requirements

On June 18, 2019, The Colorado Division of Reclamation, Mining and Safety (CDRMS) issued a letter indicating limited supplementary requirements prior to the removal of material (ore) from the Sunday Mine Complex underground workings and further offsite handling. In a follow-up meeting on Monday, August 5, 2019, the Company agreed to construct an ore pad on the surface before stockpiling or storing ore outside the mine and acquire certification that the storm drainage system was constructed in accordance with the existing plan prior to the removal of ore from the SMC. On August 15, 2019, the Company sent a response letter to CDRMS providing the requested additional information regarding the reopening of the Sunday Mine Complex mines. On September 18, 2019, the CDRMS issued a letter indicating that activities at the Sunday Mines do not meet the definition of a “Mining Operation” and thus at this time, the Division does not consider the permits in active status. In the letter, CDRMS reiterated that prior to the removal of ore material from the mines and upgrading to an active status, the CDRMS surface requirements needed to be completed, inspected and accepted by CDRMS. CDRMS further noted requirements that would apply to Western’s proposed off-site kinetic separation test facility. All of these requirements are underway and the Company expects to have fulfilled all supplementary requirements by the fourth quarter.

Van 4 Mine Permitting Status

A prior owner of the Van 4 Mine had been granted a first Temporary Cessation from reclamation of the mine by the Colorado Mined Land Reclamation Board (“MLRB”) which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second five-year Temporary Cessation for the Van 4 Mine. Thereafter, the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing must include all of the parties in the proceeding. The plaintiff organizations are seeking for the court to set aside the board order granting a second five-year Temporary Cessation period to PRM for the Van 4 Mine. The Colorado state Attorney General was defending this action in the Denver Colorado District Court. On May 8, 2018, the Denver Colorado District Court ruled in favor, whereby the additional five-year temporary cessation period was granted. The Plaintiffs appealed this ruling to the Colorado Court of Appeals and on July 25, 2019 the ruling was reversed, whereby the additional five-year temporary cessation period should not have been granted. The Colorado Mined Land Reclamation Board (CMLRB) and the Colorado Attorney General continue to evaluate next steps. In discussions with CMLRB, PRM has been advised to await feedback as the State of Colorado completes its process. MLRB advised Western that it will not make an additional appeal of the ruling. Further, the time period for an appeal has passed. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 Mine into reclamation. The Company has not yet received this notification, but has begun preparations for the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property.

Weld County Colorado Litigation

On June 13, 2019, Black Range was sued over the original Weld County Colorado deed language. The lawsuit was filed in the Weld County District Court. This deed was negotiated prior to the Company acquiring Black Range in September 2015 by prior management and a bank representing the estate of the property owner. The plaintiff, the estate’s beneficiaries, assert that it was the intent that they would receive a production override royalty for oil and gas production from the property, however this language was not included in the deed. Western’s attorney has filed a response with the court contesting this allegation. This only involves royalties on oil and gas production on this undeveloped property, thus there is no current economic impact. Court procedure mandates that the parties participate in a mediation process before bringing the matter before the court. Mediation scheduling details have not been finalized as the Company has put forth a settlement proposal.

Uranium Section 232 Investigation/Nuclear Fuel Working Group Process

In the United States, a Section 232 investigation was undertaken in 2018 to assess the impact to national security of the importation of the vast majority of uranium utilized by the 98 operating civilian nuclear reactors within the United States. The U.S. Department of Commerce provided a report containing a recommendation to the White House on April 14, 2018; President Trump considered the findings of the Section 232 report and disseminated a Presidential Memoranda on July 12, 2019. At this time, the President did not implement the quota solution proposed by the petitioners or another remedy. Instead, to address the concerns of the Department of Commerce, the President formed the United States Nuclear Fuel Working Group (NFWG) and charged them with finding solutions for reviving and expanding domestic nuclear fuel production and reinvigorating the entire nuclear fuel supply chain. The group was required to submit a report containing findings and recommendations to the President within 90 days. Prior to the October 10, 2019 deadline, President Trump issued a 30-day extension for the NFWG to complete its work; an additional 30 calendar days has passed and the NFWG has not yet provided a public status update. Western is one of very few uranium companies holding previously producing, permitted, and developed mines in the United States and thus positioned to benefit in the short-term from a favorable determination.

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Lease revenue	$11,155	$11,155	$33,465	$33,465

Expenses
Mining expenditures	270,031	23,898	398,317	117,427
Professional fees	131,228	90,903	318,861	358,420
General and administrative	279,849	322,812	899,228	703,109
Consulting fees	45,181	43,984	93,861	153,934
Total operating expenses	726,289	481,597	1,710,267	1,332,890

Operating loss	(715,134)	(470,442)	(1,676,802)	(1,299,425)

Interest expense, net	2,267	7,863	8,073	33,733

Net loss	(717,401)	(478,305)	(1,684,875)	(1,333,158)

Other Comprehensive Income
Foreign exchange gain	22,623	17,061	37,222	34,237

Comprehensive Loss	$(694,778)	$(461,244)	$(1,647,653)	$(1,298,921)

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Three Months Ended September 30, 2019 as Compared to the Three Months Ended September 30, 2018

Summary

Our condensed consolidated net loss for the three months ended September 30, 2019 and 2018 was $717,401 and $478,305 or $0.02 and $0.02 per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the three months ended September 30, 2019 and 2018 was $694,778 and $461,244, respectively.

Revenue

Our revenue for the three months ended September 30, 2019 and 2018 was $11,155 and $11,155, respectively. The revenue resulted from lease revenue pursuant to the Company’s lease agreements and easements. The counterparties are from the oil and gas industry.

Mining Expenditures

Mining expenditures for the three months ended September 30, 2019 were $270,031 as compared to $23,898 for the three months ended September 30, 2018. The increase in mining expenditures of $246,133, or 1,030% was attributable to mining expenditures for the Sunday Mine Complex vanadium project.

Professional Fees

Professional fees for the three months ended September 30, 2019 were $131,228 as compared to $90,903 for the three months ended September 30, 2018. The net increase in professional fees of $40,325, or 44% was principally due to a quarter over quarter timing difference increase in legal fees.

General and Administrative

General and administrative expenses for the three months ended September 30, 2019 were $279,849 as compared to $322,812 for the three months ended September 30, 2018. The decrease in general and administrative expense of $42,963, or 13% is primarily due to the decrease in stock based compensation as stock options were not issued during the third quarter in 2019 as they were in 2018. The differential was reduced due to new expenditures on the Sunday Mine Complex project.

Consulting Fees

Consulting fees for the three months ended September 30, 2019 were $45,181 as compared to $43,984 for the three months ended September 30, 2018. The increase in consulting fees of $1,197, or 3% was principally related to a slight increase in consultant utilization.

Interest Expense, net

Interest expense, net, for the three months ended September 30, 2019 was $2,267 as compared to $7,863 for the three months ended September 30, 2018. The decrease of interest expense, net, of $5,596, or 71% was attributable to the Company paying off promissory notes during 2018.

Foreign Exchange

Foreign exchange gain (loss) for the three months ended September 30, 2019 was $22,623 as compared to $17,061 for the three months ended September 30, 2018. The increase of the foreign exchange gain of $5,562, or 32% is primarily due to the U.S. Dollar strengthening against the Canadian Dollar and the conversion of the Canadian Dollars into United States Dollars for payment of United States Dollar denominated expenses.

Nine Months Ended September 30, 2019 as Compared to the Nine Months Ended September 30, 2018

Summary

Our condensed consolidated net loss for the nine months ended September 30, 2019 and 2018 was $1,684,875 and $1,333,158 or $0.06 and $0.06 per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the nine months ended September 30, 2019 and 2018 was $1,647,653 and $1,298,921, respectively.

Revenue

Our revenue for the nine months ended September 30, 2019 and 2018 was $33,465 and $33,465 respectively. The revenue resulted from lease revenue pursuant to the Company’s lease agreements and easements. The counterparties are from the oil and gas industry.

Mining Expenditures

Mining expenditures for the nine months ended September 30, 2019 were $398,317 as compared to $117,427 for the nine months ended September 30, 2018. The increase in mining expenditures of $280,890, or 239% was attributable to mining expenditures for the Sunday Mine Complex vanadium project.

Professional Fees

Professional fees for the nine months ended September 30, 2019 were $318,861 as compared to $358,420 for the nine months ended September 30, 2018. The decrease in professional fees of $39,559, or 11% was due to not re-engaging investor relations service providers in 2019 that were used in 2018.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2019 were $899,228 as compared to $703,109 for the nine months ended September 30, 2018. The increase in general and administrative expense of $196,119, or 28% is due to increase compensation expenditures for: new staff added for the Sunday Mine Complex project, board and management compensation, consultant compensation moved onto payroll, and stock based compensation from stock option issuance.

Consulting Fees

Consulting fees for the nine months ended September 30, 2019 were $93,861 as compared to $153,934 for the nine months ended September 30, 2018. The decrease in consulting fees of $60,073, or 39% was due to not reengaging a consultant in 2019 that was used in 2018.

Interest Expense, net

Interest expense, net, for the nine months ended September 30, 2019 was $8,073 as compared to $33,733 for the nine months ended September 30, 2018. The decrease of interest expense, net, of $25,660, or 76% was attributable to the Company paying off promissory notes during 2018.

Foreign Exchange

Foreign exchange gain for the nine months ended September 30, 2019 was $37,222 as compared to $34,237 for the nine months ended September 30, 2018. The increase of the foreign exchange gain of $2,985, or 9% is primarily due to the U.S. Dollar slightly strengthening against the Canadian Dollar during the current period.

Liquidity and Capital Resources

The Company’s cash balance as of September 30, 2019 was $2,378,911. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public company reporting responsibilities. The Company expects to require additional capital in order to continue the development of Kinetic Separation. Management believes that in order to finance the development of the mining properties and Kinetic Separation, the Company will be required to raise additional capital by way of debt and/or equity. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash used in operating activities

Net cash used in operating activities was $1,484,517 for the nine months ended September 30, 2019, as compared with $1,350,080 for the nine months ended September 30, 2018. Of the $1,484,517 in net cash used in operating activities, $1,684,875 is derived from our net loss. During the nine months ended September 30, 2019, $115,983 represented an increase in accounts payable and accrued liabilities, $77,528 represented an increase in prepaid expenses, $11,289 represented an increase in the reclamation liability, $33,465 represented a decrease in deferred revenue and $180,269 represented non-cash stock based compensation.

Net cash used in investing activities

During the nine months ended September 30, 2019, the Company purchased $71,041 in property and equipment. This capital expenditure represents the initiation of expenditures needed to re-open the Sunday Mine Complex. There was $36,502 purchased in property and equipment in investing activities during the nine months ended September 30, 2018.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $2,996,911 as compared to $2,203,331 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the net cash provided by financing activities consisted of $2,996,911 from the proceeds received in our private placements.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of September 30, 2019 and December 31, 2018, to be approximately $897,297 and $889,030, respectively. During the three months ended September 30, 2019 and 2018, the accretion of the reclamation liabilities was $2,761 and $2,729, and for the nine months ended September 30, 2019 and 2018 was $11,289 and $7,942, respectively. The Company expects to begin incurring the reclamation liability after 2054 and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of September 30, 2019 and December 31, 2018 of $235,934 and $224,645, respectively. The gross reclamation liabilities as of September 30, 2019 and December 31, 2018 are secured by certificates of deposit in the amount of $897,297 and $889,030, respectively.

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director, transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $351,099) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $351,099 and $352,361 as of September 30, 2019 and December 31, 2018, respectively.

Going Concern

The Company has incurred continuing losses from its operations and as of September 30, 2019 the Company had an accumulated deficit of $8,269,217 and working capital of $2,038,404.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its shares of common stock.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financings, to secure regulatory approval to fully utilize its kinetic separation technology and to initiate the processing of ore to generate operating cash flows.

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

Off Balance Sheet Arrangements

As of September 30, 2019, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2019, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019, due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of September 30, 2019, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any unregistered sales of equity securities during the quarter ended September 30, 2019.

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

Item 6. Exhibits

Exhibit No.	Description
3.1 *	Certificate of Incorporation, as amended
3.2 *	Amended and Restated Bylaws
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as an exhibit to the Company’s Form 10 registration statement filed on April 29, 2016 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM &VANADIUM CORP.

Date: November 14, 2019	By:	/s/ George Glasier
George Glasier
Chief Executive Officer (Principal executive officer)

Date: November 14, 2019	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal financial and accounting officer)