Form 10-K
period 2019-12-31
Western Uranium & Vanadium Corp.
filed 2020-04-14
CIK 1621906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number: 000-55626

Western Uranium & Vanadium Corp.

(Exact Name of Registrant as Specified in its Charter)

Ontario, Canada	98-1271843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 Bay Street, Suite 1400
Toronto, Ontario, Canada	M5H 2S8
(Address of Principal Executive Offices)	(Zip Code)

(970) 864-2125
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
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

As of June 30, 2019, the aggregate market value of the common shares held by non-affiliates of the registrant was $25,190,414.

As of April 13, 2020, there were 30,083,747 common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

WESTERN URANIUM & VANADIUM CORP.

FORM 10-K

i

USE OF NAMES

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Western” and “WUC”, or the “Company” refer to Western Uranium & Vanadium Corp., an Ontario Canadian corporation, and its subsidiaries.

CURRENCY

The accounts of the Company are reported in U.S. dollars. Unless otherwise specified, all dollar amounts referenced in this Annual Report on Form 10-K and the consolidated financial statements are stated in U.S. dollars.

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

In connection with the Black Range Transaction, Western acquired the net assets of Black Range. These net assets consist principally of interests in a large uranium resource located in Colorado (the “Hansen-Taylor Complex”) and a 100% interest in a 25 year license for Kinetic Separation technologies (“Kinetic Separation”, formerly known as “Ablation”) and related patents from Ablation Technologies, LLC. The Hansen-Taylor Complex is principally a sandstone-hosted deposit that was discovered in 1977.

Furthermore, related to Kinetic Separation in connection with the acquisition of Black Range Minerals Ltd. (“Black Range”), the Company assumed a call option agreement between Black Range and Mr. George Glasier. Prior to the Black Range Transaction, George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common shares to Seller and committed to pay $500,000 AUD ($351,099 USD as of December 31, 2019) to Seller within 60 days of the first commercial application of the Kinetic Separation. Western assumed this contingent payment obligation in connection with the Black Range Transaction.

The Kinetic Separation process is dramatically different from conventional mining techniques. Subject to regulatory approvals for the use of Kinetic Separation, the benefits of Kinetic Separation are as follows:

●	Mining, crushing, and separation of waste from minerals (uranium and vanadium), used most effectively, occurs underground (inside the mine). Under this approach the costs of moving material to the surface are less as 85%-90% of the mined material remains underground and is never brought outside the mine.

●	Less radiometric exposure throughout the process due to reduced waste rock on the surface and after the milling process less tailings. Overall surface waste material is reduced and the time duration of material handling is reduced.

●	Lower costs for transportation of post-kinetically separated material from the mine site to the mill site because 85-90% of the mined material would not be taken to the mill.

●	Once the kinetically separated material reaches the mill, the acid consumption at the mill and power is much less due to the lower quantity and more concentrated material moving through the milling process.

Kinetic Separation can be used on legacy uranium stockpiles in the western United States. WUC would kinetically separate these stockpiles, removing 85-90% of the uranium. This is an application through which Kinetic Separation could positively contribute to the ‘greening of the environment’. According to a study there are approximately 4,225 legacy uranium mines from the 1940-1970 period throughout the Western United States, most of which have waste stockpiles.

In the estimation of management, Kinetic Separation mining allows the cost of production of uranium to be reduced by 44-53%.

Our common shares are listed on the Canadian Securities Exchange, also known as the “CSE,” under the symbol “WUC”, and are also quoted in the United States on the OTCQX Best Market under the symbol “WSTRF.” We are headquartered in Ontario, Canada with mining operations in the two U.S. states of Utah and Colorado. We have three full-time employees and one part-time employee. The mailing address of our headquarters is 330 Bay Street, Suite 1400, Toronto, Ontario, M5H2S8, Canada, and the telephone number is (970) 864-2125. Our corporate website is located at http://www.western-uranium.com/.

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

Our mineral properties are located in western Colorado and eastern Utah and adjacent areas of the western United States. Our primary focus is bringing the fully permitted Sunday Mine Complex into production, permitting the San Rafael Project and the commercialization of Kinetic Separation.

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

We have acquired a license (“Kinetic Separation”), which provides a low cost, purely physical, method of separating uranium and vanadium mineralization from waste. No chemicals are added in the process, yet very high mineral recoveries can be achieved with considerable mass reduction; facilitating the separation of a high-value, high-grade ore product from a coarse-grained barren “clean sand” product.

Application of Kinetic Separation is expected to have a very positive effect on the development of not only our Sunday Mine Complex, but also most of our and others’ deposits, because it significantly reduces both capital and operating costs. Extensive test work has shown that from amenable sandstone-hosted ore types, typically more than 90% of the mineralization can be separated into 10-20% of the initial sample mass.

OUR STRATEGY

Our vision is to become a leading uranium and vanadium developer and producer. Our strategy is to build value for stockholders by advancing our projects towards scaled-up production. The increase in vanadium price levels during 2017/2018 has increased the relative importance of this resource to the Company. Hence, Western is increasingly able to baseload mine production with vanadium as a co-product. As a result, during 2019 Western implemented a mine re-opening project at the Sunday Mine Complex to identify high-grade vanadium ore, followed by bulk sampling and development drilling. Active mining was conducted and the extracted ore was stockpiled underground in the mines. The project has continued in 2020 as multiple surface infrastructure projects were completed to meet Colorado Division of Reclamation, Mining and Safety (CRDMS) requirements. Completion of the CDRMS prerequisites will enable the newly mined and stockpiled underground ore to be brought to the surface in 2020. Ore pad construction, the last of the surface projects, was completed; however, CDRMS inspection has been delayed due to a no-travel policy which was instituted in response to the COVID-19 outbreak. The Company holds an exclusive 25-year license to use Kinetic Separation, a proven technology that we anticipate will improve the efficiency of the mining from Western’s sandstone-hosted ore. The license agreement was entered into on March 17, 2015 and expires on March 16, 2040. There are no remaining license fee obligations and there are no future royalties due under the agreement. The Company has the right to sub-license the technology to third parties. The Company may not sell or assign the Kinetic Separation license; however, it could be transferred in the sale of Western or the subsidiary holding the license.

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

On April 16, 2019, the Company completed a private placement of 3,914,632 units at a price of CAD $0.98 (USD $0.73) per unit for net proceeds of CAD $3,836,340 (USD $2,856,356). Each unit consisted of common share and a warrant to purchase one-half of one common share. Each warrant is exercisable at a price of CAD $1.70 and expires three years from the date of issuance.

On June 17, 2019, the Company completed a private placement of 192,278 units at a price of CAD $0.98 (USD $0.73) per unit for gross proceeds of CAD $188,432 (USD $140,555). Each unit consisted of one common share and a warrant to purchase one-half of one common share. Each warrant is exercisable at a price of CAD $1.70 and expires three years from the date of issuance.

During the year ended December 31, 2019, the Company issued an aggregate of 4,106,910 common shares in connection with these private placements.

Uranium/Vanadium Production

Western historically positioned itself for operational flexibility with the goal of beginning production as expeditiously as possible once market conditions for uranium and/or vanadium were favorable. The recent vanadium price rally brought about those conditions, thus catalyzing the Sunday Mine Complex project. Western reinitiated active mining operations at the Sunday Mine Complex project with its infrastructure and exploratory projects, which culminated in the commencement of production with the mining and stockpiling of the extracted uranium/vanadium ore. The well maintained existing infrastructure from years of previous production allowed the Company to quickly advance the mine to production ready status. As the mining team refocused on surface infrastructure projects required by the CDRMS, the mines were shut; mining operations and transporting extracted ore to the surface could commence after CDRMS inspection of the newly constructed ore pads. The impact of COVID-19 has become an additional timing consideration. With the decline in vanadium prices during calendar year 2019, the economics of the Sunday Mine Complex have shifted from an emphasis on vanadium production back toward co-production of uranium/vanadium. The recent rally in uranium prices has become an increasingly important driver for scaled up production.

Western believes that its mineral resources have a reasonable prospect for economic extraction. However, the Company has not yet completed a Preliminary Economic Assessment (“PEA”).

URANIUM MARKET OUTLOOK

World demand for clean, reliable, and affordable electricity is growing. Given the expected construction of nuclear reactors and the expected growth of nuclear energy, we believe that the future for uranium is positive. Further, recently announced production cuts in response to COVID-19 by four global uranium producers has been projected to take approximately 50% of the 2020 uranium production offline, which will reduce available supply. The U.S. section 232 petition and Nuclear Fuel Working Group process has the potential to increase U.S. domestic uranium production and create economic pricing levels for U.S. domestic producers. We believe these factors will provide the price levels needed to support the additional production and supply that will be required. Currently, excess (secondary) supplies are being drawn down, and additional primary production will be needed to meet long-term demand.

Once prices rise, it may be difficult for most suppliers to respond in a timely manner, as it requires many years of permitting and development to bring new mines into production. These lead times will put further upward pressure on prices.

Western has a competitive advantage, as our mining properties are permitted and ready to scale-up production on short notice.

Despite current market uncertainty and depressed prices, we believe we have begun to see certain early signs of a market recovery; the spot uranium price declined from $29 to $24 during 2019, but has quickly rebounded to $29 in response to the COVID-19 production cuts. Japanese utilities have 42 nuclear reactors in the process of restarting (according to the World Nuclear Association (“WNA”)). According to data from the WNA, Chinese utilities continue to aggressively build new reactors and buy uranium, with the goal of having more nuclear capacity than any country except the USA and France by 2020. In total, according to the WNA, there are about 50 new reactors under construction in 13 countries and in all there are about 160 reactors on order or being planned, and over 300 more are proposed.

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

In the United States, an investigation under Section 232 of the Trade Expansion Act of 1962 (U.S.) was undertaken in 2018 to assess the impact to national security of the importation of the vast majority of uranium utilized by the ~100 operating civilian nuclear reactors within the United States. The U.S. Department of Commerce provided a report containing a recommendation to the White House in April 2018; President Trump considered the findings of the Section 232 report and disseminated a Presidential Memoranda on July 12, 2019. At that time, the President did not implement the quota solution proposed by the petitioners. Instead, to address the concerns of the Department of Commerce, the President formed the U.S. Nuclear Fuel Working Group (“NFWG”) and charged them with finding solutions for reviving and expanding domestic nuclear fuel production and reinvigorating the entire nuclear fuel supply chain. The group was required to submit a report containing findings and recommendations on or before October 10, 2019, but President Trump granted a 30 day extension on the delivery of that report. As a first step in addressing this issue, President Trump’s Fiscal Year 2021 budget, released February 10, 2020, included a $150 million line item each year for the next decade to establish a Uranium Reserve. In a February 27, 2020 hearing U.S. Energy Secretary Dan Brouillette stated the NFWG was preparing to release its recommendations on the upcoming Monday or Tuesday. Notably, the timing was such that it immediately preceded the Coronavirus outbreak which has become the near exclusive focus of the Trump Administration and all levels/branches of government. As of the day that is one day before the filing of this report, there has been no official U.S. government update as to the status or content of the NFWG’s report. Since neither the Department of Commerce nor NFWG reports compiled for the White House have been shared with Congress, in February Congress called for the Department of Energy to oversee the compilation of a report on Key Challenges in Reconstituting Uranium Mining and Conversion Capabilities in the United States. The extended deadline for industry to supply responses to the Request For Information was March 30, 2020. Thus, three separate initiatives have been pursued by the U.S. government. The Company has participated at each stage of this process and its efforts are ongoing.

While there is no guarantee as to outcome, we believe the petition is compelling given the dynamics of uranium markets and the participation of state-owned and state-subsidized entities, which has caused the shutdown of nearly all U.S. uranium production. Further, the question of U.S. national security now hinges upon the degree that counterparties in Russia, Kazakhstan, Uzbekistan, and China have infiltrated the U.S. nuclear fuel cycle. The underlying thesis has been increasingly affirmed during the COVID-19 crisis as the U.S. has been directly damaged by Chinese dependent supply chains and Russia initiating an oil price war which turned energy into a geopolitical weapon. A positive outcome would provide relief for the U.S. uranium industry whereby U.S. domestic uranium production should have the opportunity to be sold at a price above production cost and at a profit to the producer. Western is one of very few uranium companies holding previously producing permitted and developed mines in the United States and thus is well positioned to benefit in the short-term from a favorable outcome.

OVERVIEW OF THE URANIUM INDUSTRY

Spot prices rose from $21 per pound in January 2005 to a high of $136 per pound in June 2007 in anticipation of sharply higher projected demand as a result of a resurgence in nuclear power and the depletion of secondary supplies. Secondary supplies are inventories of uranium not publicly available for sale, they are primarily held by utility companies and governments. The sharp price increase was driven in part by high levels of buying by utility companies, which resulted in most utilities covering their requirements through 2009. A decrease in near-term utility demand coupled with rising levels of supplies from producers and traders have led to downward pressure on uranium prices since the third quarter of 2007. A rebound in uranium prices in conjunction with a recovery in commodities in 2010 was curtailed by the Fukushima disaster in Japan.

Since the Fukushima disaster in 2011, uranium prices entered a steady decline until June 2014, when they rebounded slightly and peaked again in March 2015 at $39 per pound. After that peak, prices again began to fall steadily reaching their lowest point of $18 per pound in November 2016 before moving upward in 2017 and ending the year at the higher year over year level of $22 per pound. Uranium prices continued to steady in 2019 ending at $25 per pound on December 31, 2019.

The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. According to the WNA, at the end of February 2018, there were 449 nuclear reactors operable worldwide, with annual requirements of about 143.3 million pounds of uranium.

From the reports of leading investment banks, the macroeconomic conditions driving uranium prices are as follows:

●	WNA reports 55 nuclear reactors under construction with most projects China, India, Russia and South Korea.

●	Decrease in primary supply due to global producers shutting down mining operations that weren’t profitable at current pricing levels and recent larger production shutdowns in response to COVID-19

●	Decreasing secondary supplies (excess reserves and supplies generally held by governments and utilities).

●	The Section 232 Uranium investigation and Nuclear Fuel Working Group outcome.

●	Increasing uncovered demand opportunities for future uranium demand as nuclear utilities have decreased their contracting levels

Across the ten banks and analysts most active in the sector, a term structure of rising uranium spot prices which are significantly above today’s prices are forecast almost across the board from 2020 to 2024. The Company obtained analyst estimates that were publicly released before the COVID-19 outbreak impacted world markets and cause global production cuts. These projected increases are primarily due to two factors. The first is expected reduction in uranium production due to the low price environment. The second is continued growth in nuclear energy, fueled primarily by new plants with the greatest number located in China, Russia, and India over the next 5 years. Further, small modular reactors and advanced reactors are expected to begin coming online during the next decade. This should lead to excess reserves and inventories drying up and causing a shortage in the coming years, as historical contracts roll-off. Recently, due to mine closures in response to COVID-19, the market price of uranium has increased sharply, in contrast to other commodities.

Based upon these pricing factors specific to the uranium industry, we believe that uranium prices will improve over the coming years for Western to initiate full-scale production in its best properties.

Vanadium

With the exception of the Hansen/Taylor Deposit, most of the Company’s mining assets, including the Sunday Mine Complex, contain vanadium either as a stand-alone product or a co-product to uranium.

Conventional and new vanadium applications include steelmaking, aerospace, stationary energy storage, batteries, and chemicals.

When a very small amount of vanadium is added to steel the hardening effect greatly increases its strength. And while steelmaking accounts for roughly 90% of all vanadium currently consumed, it’s estimated that vanadium is only used in about 9% of all steels today.

In a research report, BMO Capital Markets identified a structural change in the vanadium markets. China, the largest vanadium producer in the world, has seen supply disrupted by environmental monitoring and rules while domestic demand was increasing. During 2017, BMO observed ferrovanadium exports falling by 30% year over year and projected that China would become a net importer of ferrovanadium. In 2018, this forecast was validated as China which had been a net vanadium exporter became a net vanadium importer. On the demand side, China announced a new high strength rebar standard to increase earthquake resistance in February 2018 that became effective on November 1, 2018. On the supply side in its efforts to fight pollution, Chinese environmental inspections resulted in the closing of dirty processes in which vanadium was recovered as a byproduct. These policy changes were very positive for vanadium prices. As a result of these structural changes, vanadium demand exceeded vanadium supply putting the market into a deficit and pushing the prices to all-time highs during the fourth quarter of 2018.

The substantial appreciation in vanadium price during 2018 catalyzed the Company to pursue the Sunday Mine Complex Vanadium Project during 2019.

After steelmaking, the second largest market for vanadium is that of catalysts and chemical applications. Significant new sources of demand for vanadium are also expected to originate from vanadium redox flow batteries (VRFB).

The current vanadium market price is $6.10 per pound as of December 31, 2019 which is a decrease from the December 31, 2018 price when the price was $18.80 per pound. New vanadium supply came online after vanadium prices reached all-time highs.

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

Our future uranium production may also compete with uranium from secondary supplies, including the sale of uranium inventory held by the U.S. Department of Energy. At the current time, DOE uranium sales have been suspended. In addition, there are numerous entities in the market that compete with us for properties and operate in situ recovery (“ISR”) facilities. If we are unable to successfully compete for properties, capital, customers or employees or with alternative uranium sources, it could have a material adverse effect on our results of operations.

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

ENVIRONMENTAL CONSIDERATIONS AND PERMITTING

United States

Uranium extraction is regulated by the federal government, states and, in some cases, by Indian tribes. Compliance with such regulation has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been related to obtaining licenses and permits from federal and state agencies before the commencement of production activities. The environmental regulatory requirements for the ISR industry are well established. Many ISR projects have gone a full life cycle without any significant environmental impact. However, the process can make environmental permitting difficult and timing unpredictable. Western does not plan to utilize an ISR mining process on its properties.

Mining Permits are disclosed on a per mine basis in the “Properties” section, below.

Reclamation and Restoration Costs and Bonding Requirements

At the conclusion of conventional mining, a site is decommissioned and reclaimed. Reclamation involves removing evidence of surface disturbance. The reclamation liabilities of the US mines are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities at December 31, 2019 of the mineral properties to be approximately $897,662.

The Company is required by State regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has provided performance bonds issued for the benefit of the Company in the amount of $897,662 to satisfy such regulatory requirements.

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

The uranium/vanadium ore that we have mined remains stockpiled underground at the Sunday Mine Complex. As a result, we have no saleable product and currently have no sources of operating cash. If we cannot access additional sources of private or public capital, partner with another company that has cash resources and/or find other means of generating revenue other than uranium or vanadium sales, we may not be able to remain in business.

Until we begin either uranium or vanadium sales, we have no way to generate cash inflows unless we monetize certain of our assets or obtain additional financing. We can provide no assurance that our properties will produce saleable production or that we will be able to continue to find, develop, acquire and finance additional reserves. If we cannot monetize certain existing assets, partner with another company that has cash resources, find other means of generating revenue other than uranium or vanadium production and/or access additional sources of private or public capital, we may not be able to remain in business and our stockholders may lose their entire investment.

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

As more fully described under “Liquidity and Capital Resources” of Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations”, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $8.7 million and $6.6 million at December 31, 2019 and 2018, respectively. We have been reliant on equity financings from the sale of our common shares and on debt financing in order to fund our operations. We do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At December 31, 2019 and December 31, 2018, we had working capital of $1,678,747 and $597,669, respectively. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception. However, there is no assurance that we will be successful in securing any form of additional financing in the future, therefore substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable the Company to continue its operations over the next twelve months. The consolidated financial statements for the two years ended December 31, 2019 and 2018 were prepared assuming that the Company would continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing losses from operations and is dependent upon future sources of equity or debt financing in order to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Uranium/vanadium exploration and pre-extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, many beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) unusual or unexpected geological formations; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) industrial accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) availability of contractors and labor; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations. These risks and uncertainties could result in delays, reductions or stoppages in our mining activities; increased capital and/or extraction costs; damage to, or destruction of, our mineral projects, extraction facilities or other properties; personal injuries; environmental damage; monetary losses; and legal claims.

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

We may not be able to realize anticipated benefits of the Kinetic Separation process due to uncertainties associated with that process.

In order to utilize Kinetic Separation to process uranium/vanadium bearing ore there are uncertainties that must be overcome which include the uncertainty as to the evolution of the regulatory framework and technological considerations. Either may cause delays in start-up, and/or increase costs, and may preclude the realization of the anticipated benefits of the Kinetic Separation process. Use of Kinetic Separation represents an additional processing step, requiring additional equipment, support, material handling and a potential increase in water usage requirements.

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

The attractiveness of uranium as an alternative fuel to generate electricity may be dependent on the relative prices of oil, gas, wind, solar, coal and hydro-electricity and the possibility of developing other low-cost sources of energy. If the prices of alternative energy sources decrease or new low-cost alternative energy sources are developed, the demand for uranium could decrease, which may result in a decrease in the price of uranium.

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

The COVID-19 coronavirus could adversely impact our business, including our mine development plans.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States. As the COVID-19 coronavirus continues to spread in the United States, we may experience disruptions that could severely impact our business, including:

●	interruption of key mining activities due to limitations on travel, gathering, or business operations imposed or recommended by federal or state governments, employers and others.

●	limitations in employee resources, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

•	delays in financial reporting and filings due to the impact of mitigation efforts on staff and service providers

●	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which mining is conducted, which may result in unexpected costs.

●	delays in necessary interactions with regulators and other important agencies and contractors due to limitations in employee resources or new procedures due to limitations imposed by COVID-19.

●	reduction in the global demand for uranium and vanadium due to reduced production levels in the primary applications of uranium and vanadium. Restrictions for COVID-19 could cause a decline in energy consumption or indirectly reduced oil prices could lessen the demand for nuclear power.

●	COVID-19 has globally resulted in uranium mine closures that have taken substantial uranium supply offline and increased the spot price of uranium to date during this crisis, there is no guarantee that this relationship will continue as the COVID-19 crisis is ongoing and the dynamic of the mine closure/spot price relationship may change.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Risks Related to Our Stock

If we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We had $2,084,782 and $909,865 in cash at December 31, 2019 and December 31, 2018, respectively. There can be no assurance that we will be able to obtain additional capital after we exhaust our current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

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

Due to the continued potential volatility of its stock price, the Company may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from the business.

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

George Glasier, our CEO, beneficially owns, in the aggregate, about 17.4% of our common shares. As a result, Mr. Glasier might be able to influence many matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our stockholders of an opportunity to receive a premium for their common shares as part of a sale of our company and may affect the market price of our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Company headquarters is maintained through a lease at 330 Bay Street, Suite 1400, Toronto, Ontario, Canada M5H 2S8.

An operations facility is rented at 31617 Hwy 90 Road, Nucla, Colorado, USA 81424 which houses the Kinetic Separation units and an office.

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

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of December 31, 2019, include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado USA, and the Dunn Project located in San Juan County, Utah.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of December 31, 2019, include Hansen, North Hansen, High Park, Hansen Picnic Tree, and Taylor Ranch, located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado, and Ferris Haggerty located in Carbon County, Wyoming.

The near term plan for the Company’s resources is to mine initially at the Sunday Complex. The Sunday Mine Complex is an advanced stage property with a significant drilling and production history. Mining and drilling occurred contemporaneously from the 1950’s through the mid 1980’s. From the 1980’s to the present, mining and drilling occurred only sporadically, typically when uranium or vanadium prices were high. The last previous mining interval was from 2006 to 2009, and based on the available records, only in 2009 did any surface drilling take place since mid-1980. Past operators have generated abundant geologic and mining data and there are open faces underground that show mineralized zones.

Near term exploration is not needed because the underground infrastructure has been already developed.

1.	Sunday Mines Complex

The Property

The Sunday Mine Complex is located in western San Miguel County and is part of the Uravan Mineral Belt. The property is situated 25 miles north of Dove Creek, Colorado, on the north flank of Disappointment Valley and portions of Big Gypsum Valley. Energy Fuels Resources (USA) Inc. (“EFR”) acquired the property in June 2012 from Denison Mines Corp. The complex consists of five individual mines with mine workings located along a two mile stretch of the southern side of Big Gypsum Valley, with underground workings extending generally south, with associated vents and surface facilities. The mines are, from east to west: Sunday, Carnation, Saint Jude, West Sunday, and Topaz. The mines were last previously actively mined from 2007 to 2009.

The property consists of 221 unpatented claims on public land managed by the U.S. Bureau of Land Management (“BLM”) Tres Rios Field Office, covering approximately 3,800 acres. The area covers parts of sections 10, 13, 14, 15, 23, 24, and 26 T44N R18W, and sections 18, 19, 20, and 30 T44N R17W. Total annual BLM claim maintenance fee are approximately $34,255 due September 1st each year. The property has access to grid power and has a natural underground source of water due to an aquifer. As a mine that has produced in the recent past, the Sunday Mine Complex has a robust infrastructure. The roads are all-weather, electric power is grid-tied, surface facility structures that meet Colorado State standards exist, and water is present. During 2019, a mine re-opening project was implemented at the Sunday Mine Complex to identify high-grade vanadium ore, followed by bulk sampling and development drilling. Active mining was conducted and the extracted ore was stockpiled underground in the mines. Each of the five associated mining permits are in Temporary Cessation status.

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

Records made available by the Company and a search of public documents on-line indicates exploration drilling starting on the property in the early 1950’s. Two Defense Minerals Exploration Administration (DMEA) reports, one on the Sunday area and the other on the Topaz area, indicated some drilling and minor surface extraction had occurred by the mid 1950’s (DMEA, 1953 & 1956). Additionally, historic maps of the area show the Sunday mines in operation in the 1950’s (Denison Mines, 2008).

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

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations to Western for the Sunday Mine Complex. At issue is the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine, with very different facts that is retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The formal hearing was scheduled to be held during the April 22-23, 2020 MLRB Board meeting, which has now been moved to the May 13-14, 2020 MLRB Board meeting due to the impacts of the COVID-19 virus.

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

The 94 unpatented claims are located on approximately 1,942 acres land administered by the U.S. Bureau of Land Management in sections 34 and 35, T32S, R26E, SLPM, San Juan County, Utah and sections 25 and 26, T43N, R20W, NMPM, and sections 19, 29, 30, 31, and 32, T43N, R19W, NMPM San Miguel County, Colorado. Holding cost is $14,370 due to BLM for claim maintenance fees prior to September 1 each year. The property has access to grid power, however, no source of industrial water has yet been identified. The Sage Mine Project is currently being held as a property that is exploratory in nature with no identified reserves. Exploration and mining plans have not been prepared for the project. Western Uranium & Vanadium Corp. has not yet undertaken any development work at the property.

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

Prior to the Company’s acquisition of the Sage Mine property, Energy Fuels, Colorado Plateau Partners (a Joint Venture between Energy Fuels and Lynx-Royal) completed a NI 43-101 Technical Report on the Sage Plain Project (Technical Report on Colorado Plateau Partners LLC (Energy Fuel Resources Corporation/Lynx-Royal JV) Sage Plain Project, San Juan County, Utah and San Miguel County, Colorado by Douglas C. Peters, Certified Professional Geologist, Peters Geosciences Golden, Colorado December 16, 2011) (the “Sage Mine Energy Fuels Technical Report”).

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

The property includes the Van #4 shaft and associated surface facilities, which need renovation. The mine is connected to the Ura decline on claims in Bull Canyon to the southwest, not owned by WUC. It has been on standby for many years. Denison completed reclamation of two of the ventilation holes in 2008 and 2010. The property has access to grid power; however, no source of industrial water has been identified yet. The Van 4 mine is currently being held as a property that is exploratory in nature. Exploration and mining plans have not been prepared for the project. Western Uranium & Vanadium Corp. has not yet undertaken any development work at the property. Power and water sources have not yet been assessed.

A prior owner of the Company’s Van 4 Mine had been granted a first Temporary Cessation from reclamation of the mine by the Colorado Mined Land Reclamation Board (“MLRB”) which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second five-year Temporary Cessation for the Van 4 Mine. Thereafter, the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing must include all of the parties in the proceeding. The plaintiff organizations are seeking for the court to set aside the board order granting a second five-year Temporary Cessation period to PRM for the Van 4 Mine. The Colorado state Attorney General was defending this action in the Denver Colorado District Court. On May 8, 2018, the Denver Colorado District Court ruled in favor, whereby the additional five-year temporary cessation period was granted. The Plaintiffs appealed this ruling to the Colorado Court of Appeals and on July 25, 2019 the ruling was reversed, whereby it was ruled the additional five-year temporary cessation period should not have been granted. The Colorado Mined Land Reclamation Board (CMLRB) and the Colorado Attorney General decided that it would not make an additional appeal of the ruling. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 Mine into reclamation. On March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun preparations for the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property.

Accessibility

The Van #4 mine is accessible via Montrose County Roads year-round.

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

Project Geology

The uranium-vanadium deposits occur in the upper and middle sandstones of the Salt Wash Member of the Morrison Formation. Deposits in this part of the Uravan Mineral Belt have a moderate V2O5: U3O8 ratio. The Company is in possession of much historic mine and drill data (former Union Carbide/Umetco property), as well as up-to-date mine maps. Denison drilled most recently (summer 2008) 21 wide-spaced exploration holes in sections 27 and 34. All have been reclaimed and the permit terminated.

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

A prior owner of the Company’s Van 4 Mine had been granted a first Temporary Cessation from reclamation of the mine by the Colorado Mined Land Reclamation Board (“MLRB”) which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second five-year Temporary Cessation for the Van 4 Mine. Thereafter, the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing must include all of the parties in the proceeding. The plaintiff organizations are seeking for the court to set aside the board order granting a second five-year Temporary Cessation period to PRM for the Van 4 Mine. The Colorado state Attorney General was defending this action in the Denver Colorado District Court. On May 8, 2018, the Denver Colorado District Court ruled in favor, whereby the additional five-year temporary cessation period was granted. The Plaintiffs appealed this ruling to the Colorado Court of Appeals and on July 25, 2019 the ruling was reversed, whereby the additional five-year temporary cessation period should not have been granted. The Colorado Mined Land Reclamation Board (CMLRB) and the Colorado Attorney General decided that it would not make an additional appeal of the ruling. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 Mine into reclamation. On March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun preparations for the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. During the year ended December 31, 2019, the Company adjusted the fair value of its reclamation obligation and for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine, and its related restricted cash are included in current liabilities, and current assets, respectively, at a value of $75,057.

6.	Hansen/Taylor

The Property

Within the Project area, Black Range has mining agreements, owns fee minerals, holds options to purchase fee mineral rights, holds federal unpatented mining claims and mineral leases with the State of Colorado, and has in place surface access agreements, including:

- 1 x private Mineral Lease

- 1 x State Mineral Lease (UR3324)

- 1 x option to purchase 100% of the Hansen and Picnic Tree Deposits

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

The Option and Exploration Agreement provided an extension for an “event of force majeure”. Under this clause, the Company would receive an extension of the period during which it could exercise its option if it experiences an unreasonable delay outside its control that prevents it from exercising the option.  On May 10, 2017, the Company provided to STB a notice that it was exercising the force majeure clause due to the delay by government regulators in licensing the Company’s Kinetic Separation and permitting mining at the Hansen property. STB has contested the Company’s finding that an event of force majeure has occurred. Ongoing negotiations continued until September 21, 2017 when the Company and STB agreed to settle the matter through the pre-established arbitration mechanism. Prior to the commencement of arbitration, a settlement was agreed to on February 28, 2018 through the execution of an Amendment of Option and Exploration Agreement. As consideration, the Company paid STB a $20,000 extension payment and granted STB the right to seek a bona fide written offer over the remaining term, and agreed to the removal of the force majeure clause from the agreement. The Company received an extension until July 28, 2019 and a right of first refusal to match any bona fide written offer. Hence the Company already owned 49% of the resource property and retained an option to purchase the 51% of the resource property that the Company did not already own for the duration of the agreement. Further the Company believes the execution of this agreement was without financial implications, and as such, the Company has not made any adjustment to these consolidated financials related to this matter.

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

Project Geology

The deposits that make up the Project are tabular sandstone deposits associated with redox interfaces. The mineralisation is hosted in Tertiary sandstones and/or clay bearing conglomerates within an extinct braided stream, fluvial system or palaeo channel. Mineralisation occurred post sediment deposition when oxygenated uraniferous groundwater moving through the host rocks came into contact with redox interfaces, the resultant chemical change caused the precipitation of uranium oxides. The most common cause of redox interfaces is the presence of carbonaceous material that was deposited simultaneously with the host sediments. In parts of the Project the palaeo channel has been covered by Tertiary volcanic rocks and throughout the Project basement consists of Pre-Cambrian plutonics and metamorphic rocks. The volcanic and Pre-Cambrian rocks are believed to be the source of the uranium.

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

Restoration and Reclamation

Grass must grow on the drill pad disturbance areas from drilling which took place in 2007. These drill pads are located at 10,000 feet above sea level on the north face of a mountain on the Continental Divide.

A $10,000 reclamation bond remains with the Wyoming DEQ. Upon completing reclamation, the Company will receive the bond money back.

INFRASTRUCTURE

The Company’s carrying value of property, plant and equipment is as follows:

IP – Kinetic Separation - $9,488,051 The Company holds a license to use Kinetic Separation, a proven technology that we anticipate will improve the efficiency of the sandstone hosted uranium mining process, although there are some uncertainties about whether the anticipated benefits will be realized. See Item 1, “Business – The Kinetic Separation Process.” Kinetic Separation is a low cost, purely physical method of uranium and vanadium ore extraction. Kinetic Separation has been initially tested in order to understand the hydro and mechanical separation processes. The Company used a prototype Kinetic Separation test system to test several different samples of uranium ore from the Sunday Mine Complex and the Hansen/Taylor Ranch properties. In all cases, uranium ore that was entered into the Kinetic Separation pilot test system appeared to concentrate most of the uranium into the post kinetically separated material consisting of a fraction of the original mass, leaving most of the post kinetically separated materials which did not contain any uranium. The results of these tests have not yet been validated by a Competent Person.

During 2016, Western submitted documentation to the CDPHE for a determination ruling regarding the type of license which may be required for the application of Kinetic Separation at the Sunday Mine Complex within the state of Colorado. During May and June of 2016, CDPHE held four public meetings in several cities in Colorado as part of the process. On July 22, 2016 CDPHE closed the comment period. In connection with this matter, the CDPHE consulted with the United States Nuclear Regulatory Commission (“NRC”). In response, the CDPHE received an advisory opinion dated October 16, 2016, which did not contain support for the NRC’s opinion and with which Western’s regulatory counsel does not agree. NRC’s advisory opinion recommends that Kinetic Separation should be regulated as a milling operation, but did recognize that there may be exemptions to certain milling regulatory requirements due to the benign nature of the non-uranium bearing sands produced after Kinetic Separation is completed on uranium-bearing ores. On December 1, 2016, the CDPHE issued a determination that the proposed Kinetic Separation operations at the Sunday Mine must be regulated by the CDPHE through a milling license. The 2017/2018 increase in the blended uranium/vanadium price has brought the Company closer to production and the Company’s regulatory counsel prepared significant documentation in preparation for a prospective submission. During 2019, the Company’s regulatory counsel completed and submitted a whitepaper to the NRC.

Mineral Properties $11,746,150 – The Company holds mineral properties as outlined below.

Pinon Ridge Properties

On August 18, 2014, the Company purchased mining assets from Energy Fuels Holding Corp. in an arm’s length transaction. The mining assets include both owned and leased land in the states of Utah and Colorado. All of the mining assets represent properties which have previously been mined to different degrees for uranium/vanadium. As some of the properties have not formally established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mining properties acquired on August 18, 2014 which the Company still retains as of December 31, 2019, include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah; and the Dunn project located in San Juan and San Miguel counties, Colorado.

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

The Company’s mining properties acquired on September 16, 2015 which the Company still retains as of December 31, 2019, include Hansen, North Hansen, High Park, Hansen Picnic Tree, Taylor Ranch, located in Fremont County, Colorado. The Company also acquired Keota located in Weld County, Wyoming.

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

The Option and Exploration Agreement provided an extension for an “event of force majeure”.  Under this clause, the Company would receive an extension of the period during which it could exercise its option if it experiences an unreasonable delay outside its control that prevents it from exercising the option.  On May 10, 2017, the Company provided to STB a notice that it was exercising the force majeure clause due to the delay by government regulators in licensing the Company’s Kinetic Separation and permitting mining at the Hansen property. STB has contested the Company’s finding that an event of force majeure has occurred. Ongoing negotiations continued until September 21, 2017 when the Company and STB agreed to settle the matter through the pre-established arbitration mechanism. Prior to the commencement of arbitration, a settlement was agreed to on February 28, 2018 through the execution of an Amendment of Option and Exploration Agreement. As consideration, the Company paid STB a $20,000 extension payment and granted STB the right to seek a bona fide written offer over the remaining term, and agreed to the removal of the force majeure clause from the agreement. The Company received an extension until July 28, 2019 and a right of first refusal to match any bona fide written offer. Hence the Company already owned 49% of the resource property and retained an option to purchase the 51% of the resource property that the Company did not already own for the duration of the agreement. Further the Company believes the execution of this agreement is without financial implications, and as such, the Company has not made any adjustment to these consolidated financials related to this matter.

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

On January 1, 2018 the Company’s Taylor Ranch Lease reached its expiration date and the Company elected not to negotiate a renewal.

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

A prior owner of the Company’s Van 4 Mine had been granted a first Temporary Cessation from reclamation of the mine by the Colorado Mined Land Reclamation Board (“MLRB”) which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second five-year Temporary Cessation for the Van 4 Mine. Thereafter, the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing must include all of the parties in the proceeding. The plaintiff organizations are seeking for the court to set aside the board order granting a second five-year Temporary Cessation period to PRM for the Van 4 Mine. The Colorado state Attorney General was defending this action in the Denver Colorado District Court. On May 8, 2018, the Denver Colorado District Court ruled in favor, whereby the additional five-year temporary cessation period was granted. The Plaintiffs appealed this ruling to the Colorado Court of Appeals and on July 25, 2019 the ruling was reversed, whereby the additional five-year temporary cessation period should not have been granted. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 Mine into reclamation. On March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun preparations for the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property.

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations to Western for the Sunday Mine Complex. At issue is the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine, with very different facts that is retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The formal hearing was scheduled to be held during the April 22-23, 2020 MLRB Board meeting, which has now been moved to the May 13-14, 2020 MLRB Board meeting due to the impacts of the COVID-19 virus.

ITEM 4. MINE SAFETY DISCLOSURES

For Western, safety is a core value, and we strive for superior performance. Our health and safety management system, which includes detailed standards and procedures for safe production, addresses topics such as employee training, risk management, workplace inspection, emergency response, accident investigation, and program auditing. In addition to strong leadership and involvement from all levels of the organization, these programs and procedures for the cornerstone of safety at Western, ensuring that employees are provided a safe and healthy environment and are intended to reduce workplace accidents, incidents and losses, comply with all mining-related regulations and provide support for both regulators and the industry to improve mine safety.

The operation of our U.S. based mine is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mine on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the number of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also increased in recent years.

Western is required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, and that required information is included in Exhibit 95 and is incorporated by reference in this Annual Report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares trade on the OTCQX Market under the “WSTRF” trading symbol.

Our common shares are listed for trading in Canada on the CSE under the symbol “WUC”.

Stockholders

According to our transfer agent, as of April 14, 2020 there were approximately 3,431 holders of record of our common shares.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

General

Western was incorporated in December 2006 under the Ontario Business Corporations Act. During 2014, the Company acquired 100% of the issued and outstanding shares of PRM, a Delaware limited liability company. The transaction constituted a reverse takeover of Western by PRM. After obtaining appropriate shareholder approvals, the Company subsequently reconstituted its Board of Director and senior management team and changed its name to Western Uranium Corporation. The Company’s name was changed again in October 2018 to Western Uranium & Vanadium Corp.

On September 16, 2015, Western completed its acquisition of Black Range, an Australian company that was listed on the Australian Securities Exchange (“ASX”) until the acquisition was completed. Western and Black Range entered into a definitive Merger Implementation Agreement, pursuant to which Western agreed to acquire all of the issued and outstanding shares of Black Range.

Western has registered offices at 330 Bay Street, Suite 1400, Toronto, Ontario, Canada M5H 2S8 and its common shares are listed on the CSE under the symbol “WUC” and trade on the United States OTCQX Best Market under the ticker symbol “WSTRF.” Its principal business activity is the acquisition and development of uranium/vanadium resource properties principally in the states of Utah and Colorado, in the United States of America.

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

Kinetic Separation Licensing

During 2016, Western submitted documentation to the CDPHE for a determination ruling regarding the type of license which may be required for the application of Kinetic Separation at the Sunday Mine Complex within the state of Colorado. During May and June of 2016, CDPHE held four public meetings in several cities in Colorado as part of the process. On July 22, 2016 CDPHE closed the comment period. In connection with this matter, the CDPHE consulted with the United States Nuclear Regulatory Commission (“NRC”). In response, the CDPHE received an advisory opinion dated October 16, 2016, which did not contain support for the NRC’s opinion and with which Western’s regulatory counsel does not agree. NRC’s advisory opinion recommends that Kinetic Separation should be regulated as a milling operation but did recognize that there may be exemptions to certain milling regulatory requirements due to the benign nature of the non-uranium bearing sands produced after Kinetic Separation is completed on uranium-bearing ores. On December 1, 2016, the CDPHE issued a determination that the proposed Kinetic Separation operations at the Sunday Mine must be regulated by the CDPHE through a milling license.

The 2017/2018 increase in the blended uranium/vanadium price has brought the Company closer to production and the Company’s regulatory counsel prepared significant documentation in preparation for a prospective submission. During 2019, the Company’s regulatory counsel completed and submitted a whitepaper to the NRC.

Letter of Intent with Pinon Ridge Mill

The Company entered into a letter of intent with Pinon Ridge Corporation for use of its Kinetic Separation at the permitted uranium recovery facilities at the Pinon Ridge Mill site. The letter of intent provided for the processing of all of Western’s ore produced by its mines in the region at the mill site to produce U308 and vanadium utilizing both the application of Kinetic Separation and traditional milling techniques, at a cost to be determined in a definitive agreement. The Pinon Ridge Mill license is held by Pinon Ridge Resources Corporation, a wholly owned subsidiary of Pinon Ridge Corporation, which is owned by Mr. George Glasier, our Chief Executive Officer and a director, Mr. Andrew Wilder, a director, and Mr. Russell Fryer, a former executive chairman and director. On February 22, 2019, the Company and Pinon Ridge Corporation cancelled and released each other from obligations under the letter of intent.

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

COVID-19 Coronavirus

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States and Canada. As the COVID-19 coronavirus continues to spread in the United States and Canada, we may experience disruptions that could severely impact our business. The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States, Canada and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, Canada and other countries to contain and treat the disease.

Year Ended December 31, 2019 as Compared to the Year Ended December 31, 2018

The following table presents the Company’s financial results for the years ended December 31, 2019 and 2018.

	For the Year Ended December 31,
	2019	2018
Revenue
Lease revenue	$44,620	$48,245

Expenses
Mining expenditures	466,117	177,715
Professional fees	362,698	426,020
General and administrative	1,122,591	1,252,334
Consulting fees	138,096	200,251
Total operating expenses	2,089,502	2,056,320

Operating loss	(2,044,882)	(2,008,075)

Interest expense, net	65,345	36,124

Loss before income taxes	(2,110,227)	(2,044,199)

Income tax benefit	-	-

Net loss	(2,110,227)	(2,044,199)

Other Comprehensive loss
Foreign exchange gain	43,486	5,698

Comprehensive Loss	$(2,066,741)	$(2,038,501)

Net loss per share - basic and diluted	$(0.07)	$(0.09)

Summary:

Our consolidated net loss for the years ended December 31, 2019 and 2018 was $2,110,227 and $2,044,199 or $0.07 and $0.09 per share, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the years ended December 31, 2019 and 2018 was $2,066,741 and $2,038,501, respectively.

Revenue

Our revenue for the years ended December 31, 2019 and 2018 was $44,620 and $48,245, respectively. The revenue in 2019 resulted from lease revenue pursuant to a July 18, 2017 oil and gas lease agreement, February 2, 2018 pipeline easement, and July 1, 2018 right-of-way agreement. This revenue is derived from a non-core property acquired in the Black Range Minerals acquisition. The counterparties are from the oil and gas industry.

Mining Expenditures

Mining expenditures for the year ended December 31, 2019 were $466,117 as compared to $177,715 for the year ended December 31, 2018. The increase in mining expenditures of $288,402, or 162.3% was principally attributable to a $332,778 increase in mining expense and mine services for the Sunday Mine Complex Vanadium Project, of which included $210,000 paid to a mining contractor. The gross increase was net of a year-over-year $11,050 decrease in labor and $20,000 lost security deposit in the Pinon Ridge Mill transaction.

Professional Fees

Professional fees for the year ended December 31, 2019 were $362,698 as compared to $426,020 for the year ended December 31, 2018. The decrease in professional fees of $63,322, or 14.9% was principally due to a decrease in legal services costs of $27,191, while third-party investor relations fees decreased an additional $75,809 but was offset by a net addition of advisors that increased professional fees increase by $25,406.

General and Administrative

General and administrative expenses for the year ended December 31, 2019 were $1,122,591 as compared to $1,252,334 for the year ended December 31, 2018. The decrease in general and administrative expense of $129,743, or 10.4% is due to a decrease in stock-based compensation of $229,819 as there were not a stock option awards in the fourth quarter during the current year but was in the prior year. There was also a $75,809 decrease in investor relations costs during the current year as this capital was deployed in offsetting project costs. There was a $140,555 increase in payroll, $28,319 increase in utilities, and $12,315 increase in insurance in 2019 related to the Sunday Mine Complex Vanadium Project.

Consulting Fees

Consulting fees for the year ended December 31, 2019 were $138,096 as compared to $200,251 for the year ended December 31, 2018. The decrease in consulting fees of $62,155, or 31% was principally related to a decrease in consultant utilization and former consultant compensation being moved onto payroll.

Interest Expense, net

Interest expense, net, for the year ended December 31, 2019 was $65,345 as compared to $36,124 for the year ended December 31, 2018. The increase of interest expense, net, of $29,221, or 80.9% was attributable to recognizing $55,207 of reclamation liabilities as current during the 2019 for the Van 4 mine reclamation. Offsetting this amount was the impact of full repayment of previously outstanding promissory notes during 2018.

Foreign Exchange

Foreign exchange gain for the year ended December 31, 2019 was $43,486 as compared to $5,698 for the year ended December 31, 2018. The increase of the foreign exchange gain of $37,788, or 663.2% is primarily due to the Canadian Dollar weakening against the U.S. Dollar during the current year while holding cash balances in Canadian Dollars.

Liquidity and Capital Resources

The Company’s cash balance as of December 31, 2019 was $2,084,782. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public company reporting responsibilities. Management believes that in order to finance the development of the mining properties and Kinetic Separation, the Company will be required to raise additional capital by way of debt and/or equity. The Company could potentially require additional capital in 2020 if the scope of the Sunday Mine Complex expands. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash used in operating activities

Net cash used in operating activities was $1,784,544 for the year ended December 31, 2019, as compared with $1,645,265 for the year ended December 31, 2018. Of the $1,784,544 in net cash used in operating activities, $2,110,227 is derived from our net loss before non-cash adjustments. During the year ended December 31, 2019, $106,017 represented an increase in accounts payable and accrued liabilities, $5,800 represented an increase in prepaid expenses, and $180,269 represented non-cash stock based compensation.

Net cash used in investing activities

During the year ended December 31, 2019, the Company purchased $71,042 in property and equipment. This capital expenditure represents the initiation of expenditures needed to re-open the Sunday Mine Complex. During the year ended December 31, 2018, the Company purchased $36,502 in property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2019 was $2,996,911 as compared to $2,265,499 for the year ended December 31, 2018. For the year ended December 31, 2019, the net cash provided by financing activities consisted of $2,996,911 from the issuance of common shares, net of offering costs. For the year ended December 31, 2018, the net cash provided by financing activities consisted of $500,000 payment of the EFHC Note, $2,703,331 for the issuance of common shares, net of offering costs, and $62,168 of proceeds from the exercise of warrants.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of December 31, 2019 and December 31, 2018, to be approximately $897,662 and $889,030, respectively. During the years ended December 31, 2019 and 2018, the accretion of the reclamation liabilities was $69,583 and $11,030, respectively. On March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun preparations for the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. During the year ended December 31, 2019, the Company adjusted the fair value of its reclamation obligation and for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine, and its related restricted cash are included in current liabilities, and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the remaining reclamation liabilities after 2054 and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of December 31, 2019 and December 31, 2018 of $294,228 and $224,645, respectively. The gross reclamation liabilities as of December 31, 2019 and 2018 are secured by certificates of deposit in the amount of $897,662 and $889,030, respectively.

Additionally on February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations to Western for the Sunday Mine Complex. At issue is the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine, with very different facts that is retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The formal hearing was scheduled to be held during the April 22-23, 2020 MLRB Board meeting, which has now been moved to the May 13-14, 2020 MLRB Board meeting due to the impacts of the COVID-19 virus.

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

On February 26, 2018, the Company entered into a further agreement with the same entity as the oil and gas lease to provide them with an easement to an additional part of the Company’s property solely for the purposes of transporting the oil and gas extracted via a pipeline. As consideration for the easement, the Company received $36,960 during the first quarter of 2018. The Company is recognizing this payment incrementally over the eight-year term of the easement.

During the year ended December 31, 2019 and 2018, the Company recognized aggregate revenue of $44,620 and $48,245, respectively, under these oil and gas lease arrangements.

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common shares to Seller and committed to pay AUD $500,000 (USD $351,099 as of December 31, 2019) to Seller within 60 days of the first commercial application of the Kinetic Separation. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $351,099 and $352,361 as of December 31, 2019 and 2018, respectively.

Going Concern

The Company has incurred continuing losses from its operations and as of December 31, 2019, the Company had an accumulated deficit of $8,694,569 and working capital of $1,678,747.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financings, to secure regulatory approval to fully utilize its Kinetic Separation and to initiate the processing of ore to generate operating cash flows.

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

Off Balance Sheet Arrangements

As of December 31, 2019, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

This information appears following Item 15 of this report and is included herein by reference

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of December 31, 2019, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019, due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of our board of directors (the “Board”) and our executive officers.

Name	Age	Position(s)

George Glasier	77	President, Chief Executive Officer and Director

Robert Klein	54	Chief Financial Officer

Bryan Murphy	51	Director, Chairman

Andrew Wilder	49	Director

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

Non-Employee Directors

Andrew Wilder serves as a Director for Western Uranium & Vanadium Corporation. He is the Founder and Chief Executive Officer of the Cross River Group, a firm that provides capital, strategic business development and operations to alternative asset managers and operating companies. Prior to founding Cross River, Mr. Wilder co-founded and was the Chief Operating Officer for Kiski Group, an advisory firm organized in 2009 to help institutions develop their alternative manager platforms by helping vet managers and offer infrastructure solutions in areas of investment and business risk management. In 2001, Mr. Wilder co-founded and served as Chief Operating Officer and Chief Financial Officer of North Sound Capital LLC, a long/short equity hedge fund manager. North Sound launched with $15 million in July of 2001 and reached $3 billion AUM and 65 employees within 5 years. Mr. Wilder was responsible for building and overseeing all aspects of the business ex-research. In 2003, Mr. Wilder also co-founded Columbus Avenue Consulting, an independent fund administration business with 90 clients and $7 billion in AUA when it was subsequently sold in 2012. Mr. Wilder’s prior career included heading operations for C. Blair Asset Management, a $500 million long/short equity hedge fund, and serving as a Manager in audit of Deloitte & Touche (in their Cayman Islands and Toronto practices). Mr. Wilder received the Chartered Accountant (Canada) designation, holds the CFA designation, and received an MBA from the University of Toronto and a BA from the University of Western Ontario.

Bryan Murphy is Founder of Magellan Limited, an advisory firm focusing on providing strategic, M&A, and financial advisory services and currently serves as CFO and Head of Finance for Biome Renewables Inc., an early stage renewable energy innovation and industrial design company. Formerly, Mr. Murphy was Co-Founder and Managing Partner of Quest Partners, a boutique investment bank that focuses on the provision of M&A, corporate finance, and business strategy services. In these capacities, Mr. Murphy has developed extensive international experience and relationships advising high-growth businesses across North America, Europe, and the Middle East. In the prior dozen years, Mr. Murphy held senior management roles at Canadian Tire Corporation overseeing divisions and business lines. Additionally, Mr. Murphy was formerly a board member of Covenant House Toronto, one of Canada’s largest homeless youth agencies. Bryan has an Honours Bachelor of Arts in Business Administration majoring in Finance and an MBA with Distinction from the University of Western Ontario Richard Ivey School of Business. Bryan earned the ICD.D designation from the Rotman School of Management at the University of Toronto and the Institute of Corporate Directors.

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

Audit Committee

Western has established a separately designated audit committee of the Board of Directors consisting of Andrew Wilder, George Glasier and Bryan Murphy. Our audit committee is responsible for oversight of audits, corporate governance, board nominations, and executive compensation. The Board has determined that one of its members, Andrew Wilder, who has previously served as Western’s Chief Financial Officer, qualifies as an “audit committee financial expert”.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	TOTAL ($)
George Glasier(1)	2019	$203,333	$-	$-	$-	$-	$203,333
President and Chief Executive Officer	2018	$180,000	$-	$-	$-	$-	$180,000

Robert Klein(2)	2019	$120,000	$30,000	$-	$-	$-	$150,000
Chief Financial Officer	2018	$120,000	$30,000	$-	$137,211	$-	$287,211

(1)	Mr. Glasier chose to decline his 2018 stock option grant, requesting instead that those options be reallocated to further incentivize other members of management.
(2)	On September 24, 2018, Mr. Klein was granted an option to purchase 250,000 of our common shares at an exercise price of CAD $2.15 per share which expires five years from the date of issuance. This option is vested in thirds in equal installments on the date of grant, October 31, 2018 and March 31, 2019.

Employment Agreements

George Glasier

On February 8, 2017, the Company entered into an employment agreement with George Glasier, its Chief Executive Officer. The employment agreement provides for an initial term of January 1, 2017 through December 31, 2018, with automatic annual renewals unless the Company or the Chief Executive Officer were to provide 90 days written notice of their desire to not renew the agreement. The employment agreement provides for a base salary of $180,000 per annum and a discretionary annual cash bonus to be determined by the Company’s Board of Directors. Pursuant to the employment agreement, if the Company terminates the employment agreement without cause, or if a change of control occurs, the Company is required to pay to the Chief Executive Officer a lump sum payment equal to two and one-half times his annual base salary. On May 30, 2019, the Company’s Board of Directors approved an addendum to Mr. Glasier’s employment agreement, increasing his annual salary from $180,000 to $220,000.

Robert Klein

On October 19, 2016, Robert Klein was appointed to serve as Chief Financial Officer of the Company.

On November 13, 2017, the Company entered into an employment agreement with Mr. Klein. The agreement became effective as of October 1, 2017 and expires on September 30, 2018. The agreement has been mutually extended for subsequent annual terms. The agreement provides for compensation of $120,000 per annum and an annual bonus at the discretion of the Board of Directors. Pursuant to the employment agreement, once the Company raises a cumulative USD $1,000,000 subsequent to October 1, 2017, Mr. Klein’s annual base salary shall be increased. On July 27, 2018 this criterion was met. Subsequently, Mr. Klein has received bonus payments of $30,000 for 2018 and 2019. If a change of control occurs wherein the consideration in such change of control is more than USD $2.00 per share, the Company is required to pay a lump sum to Mr. Klein in the amount of two and one-half times Mr. Klein’s annual salary.

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

Outstanding Equity Awards Table

The following table sets forth unexercised options, unvested stock and equity incentive plan awards outstanding for our named executive officers as of December 31, 2019.

Outstanding Option Awards at Fiscal Year-End for 2019

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($CAD)	Option expiration date
George Glasier	150,000	-	$2.50	10/4/2021
	200,000	-	$1.60	10/10/2022

Robert Klein	100,000	-	$2.50	10/4/2021
	200,000	-	$1.60	10/10/2022
	250,000	-	$2.15	9/24/2023

Outstanding Stock Awards at Fiscal Year-End for 2019

None.

Director Compensation

The following table sets forth a summary of the compensation for the fiscal year ended December 31, 2019 earned by each director who is not a named executive officer and who served on the Board during.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Andrew Wilder(1)	$18,480	$-	$-	$18,480
Bryan Murphy(2)	$46,200	$-	$-	$46,200

(1)	Mr. Wilder is paid a CAD $2,000 monthly fee for his services as a Director. During the year ended December 31, 2019, the Company incurred $18,480 in director fees for Mr. Wilder’s services.
(2)	Mr. Murphy is paid a CAD $5,000 monthly fee for his services as Chairman and Director. During the year ended December 31, 2019, the Company incurred $46,200 in director fees for Mr. Murphy’s services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our class of common shares as of April 14, 2020 by:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common shares;

●	each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

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

Name of Beneficial Owner	Number of Common Shares	Percentage of Outstanding Common Shares (1)

5% or Greater Stockholders
George Glasier (2)	5,306,666	17.4%

Directors and Named Executive Officers
George Glasier (2)	5,306,666	17.4%
Andrew Wilder (3)	683,333	2.2%
Robert Klein (4)	653,333	2.1%
Bryan Murphy (5)	433,333	1.4%

All executive officers and directors as a group (4 persons)	7,076,665	21.9%

(1)	Based on 30,083,747 common shares outstanding on April 14, 2020 and, with respect to each individual holder, rights to acquire our common shares exercisable within 60 days of April 14, 2020.
(2)	Consists of 4,873,333 common shares and 433,333 common shares issuable upon the exercise of stock options held by Mr. Glasier.
(3)	Consists of 683,333 common shares issuable upon the exercise of stock options held by Mr. Wilder.
(4)	Consists of 20,000 common shares and 633,333 common shares issuable upon the exercise of stock options held by Mr. Klein.
(5)	Consists of 433,333 common shares issuable upon the exercise of stock options held by Mr. Murphy.

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

At December 31, 2019, a total of 2,208,000 stock options issued under the Plan were outstanding.

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. At December 31, 2019, a total of 30,083,747 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 3,008,375. A stock option exercise price shall not be less than the most recent share issuance price. The maximum term is five years. There are no specific vesting provisions under the Plan. Options are non-assignable and non-transferable except that stock options may be transferred to the spouse of an optionee or to the registered retirement savings plan or registered pension plan of an optionee.

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

Equity Compensation Plan Information

As of December 31, 2019

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,208,000	$1.56	800,375
Equity compensation plans not approved by shareholders	-	n/a	-
Total	2,208,000	$1.56	800,375

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Baobab Asset Management LLC, a US limited liability company owned by Russell Fryer who was then a director of the Company and later also became executive chairman of the Company, entered into a consulting contract with the Company effective April 1, 2017 to provide financial, advisory, and consulting services, including representing the Company to a variety of stakeholders for a three month term ending on June 30, 2017 which then continued on a month to month basis. The agreement provided for compensation of $15,000 per month and an annual bonus at the discretion of the Board of Directors. Professional fees for the year ended December 31, 2018 were $60,000, related to this agreement. As of December 31, 2019 and December 31, 2018, the Company had $0 and $0, respectively, included in accounts payable and accrued expenses payable to this entity. On January 29, 2018, the Company provided the requisite 90-day notification to terminate the consulting agreement, effective April 30, 2018, upon which date the agreement was terminated. On May 1, 2018, upon termination of the agreement, Mr. Fryer resigned his positions as director and as executive chairman.

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common shares to Seller and committed to pay AUD $500,000 (USD $351,099 as of December 31, 2019) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $351,099 and $352,361 as of December 31, 2019 and December 31, 2018, respectively.

Director Independence

The Board of Directors facilitates its exercise of independent supervision over management by ensuring representation on the Board by directors who are independent of management and by promoting frequent interaction and feedback.

Directors are considered to be independent if they have no direct or indirect material relationship with the Company. A “material relationship” is a relationship which could, in the view of the Board, be reasonably expected to interfere with the exercise of a director’s independent judgment.

The Company’s Board currently consists of three directors. Among this group, Bryan Murphy is the only independent director based upon the tests for independence set forth in National Instrument 52-110 Audit Committees.

SEC rules require a separate determination of independence of the Company’s directors based on the definition of independence of a U.S. national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Because the Company’s common shares are not currently listed on a national securities exchange, it currently uses the definition in Nasdaq Listing Rule 5605(a)(2) for determining director independence. Under that definition, only Bryan Murphy would be considered an independent director. Mr. Murphy would also be considered an independent director under Rule 5605(c)(2)’s provisions relating to audit committee composition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by MNP LLP (“MNP”), our independent registered accounting firm for the fiscal years ended December 31, 2019 and December 31, 2018. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

	2019	2018
Audit fees	$66,552	$57,449
Audit-related fees	-	-
Tax fees	10,031	14,669
All other fees	-	-
Total fees	$76,583	$72,118

Audit fees. Consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements. These fees also include the review of registration statements and the delivery of consents in connection with registration statements.

Audit-related fees. There were no fees billed by MNP for professional services rendered for audit-related services for the years ended December 31, 2019 and 2018.

Tax fees. Consists of $9,022 in U.S. and Canadian tax preparation fees and $1,009 in tax consulting fees.

All other fees. There were no fees billed by MNP for professional services rendered for other compliance purposes for the years ended December 31, 2019 and 2018.

The Company’s Board of Directors has established pre-approval policies and procedures, pursuant to which the Board approved the foregoing audit and tax services provided by MNP in 2019 and 2018 consistent with the Board’s responsibility for engaging Western’s independent auditors. The Board also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Board has determined that the rendering of such services is compatible with MNP maintaining its independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

(a) The following financial statements are being filed as part of this Annual Report.

(b) The following exhibits are being provided as required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1 (4)	Share Exchange Agreement between Pinon Ridge Mining LLC, Homeland Uranium Inc., Homeland Uranium (Utah), et al., dated November 6, 2014.+

2.2 (4)	Merger Implementation Agreement between Black Range Minerals Limited and Western Uranium & Vanadium Corporation, dated March 20, 2015.

2.3 (4)	Credit Facility between Western Uranium & Vanadium Corporation and Black Range Minerals Limited, dated March 20, 2015.

2.4 (2)	Termination and Liquidation Agreement between Ablation Technologies LLC, Black Range Minerals Ablation Holdings Inc. and Mineral Ablation, LLC dated March 17, 2015

3.1 (4)	Certificate of Incorporation, as amended.

3.2 (4)	Amended and Restated By-laws.

10.2 (3)	Call Option Agreement

10.4 (2)	Technology License Agreement between Ablation Technologies LLC and Black Range Mineral Ablation Holdings Inc. dated as of March 17, 2015

10.5 (4)	Incentive Stock Option Plan (Rolling 10%), as amended

10.9(5)	Employment Agreement between George Glasier and Western Uranium & Vanadium Corporation dated February 8, 2017

10.10(5)	Employment Agreement between Robert Klein and Western Uranium & Vanadium Corporation dated May 12, 2017

10.13*(6)	Employment Agreement between Robert Klein and Western Uranium & Vanadium Corporation dated November 13, 2017

10.14(7)	Addendum to Employment Agreement between George Glasier and Western Uranium & Vanadium Corporation dated May 30, 2019

21.1 (4)	List of Subsidiaries

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

95*	Mine Safety Disclosure Exhibit

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of the omitted schedules and exhibits to the SEC upon request.
*	Filed herewith
(1)	Previously filed as an exhibit to the Company’s Form 10 filed on April 29, 2016
(2)	Previously filed as an exhibit with Amendment No. 2 to the Company’s Form 10 filed on July 22, 2016
(3)	Previously filed as an exhibit with Amendment No. 1 to the Company’s Form 10 filed on June 22, 2016
(4)	Previously filed as an exhibit to the Company’s Form 8-K filed on October 12, 2016
(5)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 15, 2017
(6)	Previously filed as an exhibit to the Company’s Form 10-K filed on April 2, 2018
(7)	Previously filed as an exhibit to the Company’s Form 10-Q filed on August 14, 2019

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Uranium & Vanadium Corp.

Dated: April 14, 2020	By:	/s/ George Glasier
	Name:	George Glasier
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2020	By:	/s/ George Glasier
	Name:	George Glasier
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: April 14, 2020	By:	/s/ Robert Klein
	Name:	Robert Klein
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 14, 2020	By:	/s/ Bryan Murphy
	Name:	Bryan Murphy
	Title:	Director

Dated: April 14, 2020	By:	/s/ Andrew Wilder
	Name:	Andrew Wilder
	Title:	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Western Uranium & Vanadium Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Uranium & Vanadium Corp. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations and other comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred continuing losses and negative cash flows from operations and is dependent upon future sources of equity or debt financing in order to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MNP LLP
Chartered Professional Accountants, Licensed Public Accountants

We have served as the Company’s auditor since 2015.

Mississauga, Ontario

April 14, 2020

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in USD)

	December 31, 2019	December 31, 2018

Assets
Current assets:
Cash	$2,084,782	$909,865
Restricted cash, current portion	75,057	-
Prepaid expenses	189,818	127,122
Marketable securities	2,759	4,781
Other current assets	25,345	93,841
Total current assets	2,377,761	1,135,609

Restricted cash, net of current portion	822,605	889,030
Mineral properties and equipment	11,746,150	11,681,720
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$24,434,567	$23,194,410

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$599,337	$493,320
Reclamation liability, current portion	75,057	-
Deferred revenue, current portion	24,620	44,620
Total current liabilities	699,014	537,940

Reclamation liability, net of current portion	219,171	224,645
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	351,099	352,361
Deferred revenue, net of current portion	23,100	47,720

Total liabilities	4,001,271	3,871,553

Commitments

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 30,084,053 and 25,977,143 shares issued as of December 31, 2019 and 2018, respectively and 30,083,747 and 25,976,837 shares outstanding as of December 31, 2019 and 2018, respectively	29,042,547	25,865,367
Treasury shares, 306 and 306 shares held in treasury as of December 31, 2019 and 2018, respectively	-	-
Accumulated deficit	(8,694,569)	(6,584,342)
Accumulated other comprehensive income	85,318	41,832
Total shareholders’ equity	20,433,296	19,322,857
Total liabilities and shareholders’ equity	$24,434,567	$23,194,410

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

	For the Years Ended December 31,
	2019	2018
Revenues
Lease revenue	$44,620	$48,245

Expenses
Mining expenditures	466,117	177,715
Professional fees	362,698	426,020
General and administrative	1,122,591	1,252,334
Consulting fees	138,096	200,251
Total operating expenses	2,089,502	2,056,320

Operating loss	(2,044,882)	(2,008,075)

Interest expense, net	65,345	36,124

Net loss	(2,110,227)	(2,044,199)

Other comprehensive income
Foreign exchange gain	43,486	5,698

Comprehensive loss	$(2,066,741)	$(2,038,501)

Net loss per share - basic and diluted	$(0.07)	$(0.09)

Weighted average shares outstanding, basic and diluted	28,859,646	23,016,594

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income	Total

Balance as of January 1, 2018	20,510,500	$22,657,529	306	$-	$(4,540,143)	$36,134	$18,153,520

Private placement - May 4, 2018	909,622	457,608	-	-	-	-	457,608
Private placement - July 27, 2018	2,525,526	1,272,210	-	-	-	-	1,272,210
Private placement - August 9, 2018	1,907,088	973,513	-	-	-	-	973,513
Issuance of 60,832 common shares in exchange of accounts payable	60,832	32,251	-	-	-	-	32,251
Exercise of warrants	63,269	62,168	-	-	-	-	62,168
Stock based compensation - stock options	-	410,088	-	-	-	-	410,088
Foreign exchange gain	-	-	-	-	-	5,698	5,698
Net loss	-	-	-	-	(2,044,199)	-	(2,044,199)
							-
Balance as of December 31, 2018	25,976,837	$25,865,367	306	$-	$(6,584,342)	$41,832	$19,322,857

Stock based compensation - stock options	-	180,269	-	-	-	-	$180,269
Private placement - April 16, 2019	3,914,632	2,856,356	-	-	-	-	2,856,356
Private placement - June 17, 2019	192,278	140,555	-	-	-	-	140,555
Foreign exchange gain	-	-	-	-	-	43,486	43,486
Net loss	-	-	-	-	(2,110,227)	-	(2,110,227)

Balance as of December 31, 2019	30,083,747	$29,042,547	306	$-	$(8,694,569)	$85,318	$20,433,296

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

	For the Years Ended December 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(2,110,227)	$(2,044,199)
Reconciliation of net loss to cash used in operating activities:
Depreciation	6,612	-
Accretion of and additions to reclamation liability	69,583	27,824
Amortization of debt discount on notes payable	-	12,550
Stock based compensation	180,269	410,088
Change in foreign exchange on marketable securities	2,022	(1,658)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	5,800	34,235
Accounts payable and accrued liabilities, net of shares issued for accounts payable	106,017	(76,445)
Deferred revenue	(44,620)	(7,660)
Net cash used in operating activities	(1,784,544)	(1,645,265)

Cash Flows From Investing Activities:
Purchase of property and equipment	(71,042)	(36,502)
Net cash used in investing activities	(71,042)	(36,502)

Cash Flows From Financing Activities:
Payment of EFHC Note	-	(500,000)
Issuances of Common shares, net of offering costs	2,996,911	2,703,331
Proceeds from the exercise of warrants	-	62,168
Net cash provided by financing activities	2,996,911	2,265,499

Effect of foreign exchange rate on cash	42,224	(32,291)

Net increase in cash and restricted cash	1,183,549	551,441

Cash and restricted cash - beginning	1,798,895	1,247,454

Cash and restricted cash - ending	$2,982,444	$1,798,895

Cash	$2,084,782	$909,865
Restricted cash	897,662	889,030
Total	$2,982,444	$1,798,895

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$15,000
Income taxes	$-	$-

Non-cash financing activities:
Shares issued for accounts payable and accrued expenses	$-	$32,251

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

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

The Company has registered offices at 330 Bay Street, Suite 1400, Toronto, Ontario, Canada, M5H 2S8 and its common shares are listed on the CSE under the symbol “WUC.” On April 22, 2016, the Company’s common shares began trading on the OTC Pink Open Market, and on May 23, 2016, the Company’s common shares were approved for trading on the OTCQX Best Market. Its principal business activity is the acquisition and development of uranium and vanadium resource properties in the states of Utah and Colorado in the United States of America (“United States”).

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

Note 2 – Liquidity and going concern

The Company has incurred continuing losses from its operations and negative operating cash flows from operations and as of December 31, 2019, the Company had an accumulated deficit of $8,694,569 and working capital of $1,678,747.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty and the effects on the consolidated financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common shares, assessment of the useful life and evaluation for impairment of Kinetic Separation intellectual property, valuation and impairment assessments on mineral properties and equipment, deferred contingent consideration, and the reclamation liability, valuation of stock-based compensation, and valuation of available-for-sale securities. Other areas requiring estimates include allocations of expenditures, depletion and amortization of mineral rights and properties. Actual results could differ from those estimates.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

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

Segment Information

The Company determines its reporting units in accordance with FASB ASC 280, “Segment Reporting” (“ASC 280”). The Company evaluates a reporting unit by first identifying its operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has one operating segment and reporting unit. The Company operates in one reportable business segment; the Company is in the business of exploring, developing, mining and the production of its uranium and vanadium resource properties, including the utilization of the Company’s Kinetic Separation technology in its mining processes. The Company is organized and operated as one business. Management reviews its business as a single operating segment, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed in the aggregate.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2019 and 2018, the Company had no cash equivalents.

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

Restricted Cash

Certain cash balances are restricted as they relate to deposits with banks that have been assigned to state reclamation authorities in the United States to secure various reclamation guarantees with respect to mineral properties in Utah, Alaska and Colorado. As these funds are not available for general corporate purposes and secure the long term reclamation liability (see Note 4), they have been separately disclosed and classified as long-term for the majority of the Company’s mines. As of December 31, 2019, the Company has determined that the Van 4 Mine is now considered to be in reclamation. The Company recognized the Van 4 Mine’s reclamation liability and its restricted cash in full on the Company’s consolidated balance sheet as current.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

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

Level 3 Significant unobservable inputs that cannot be corroborated by market data.

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of December 31, 2019	$2,759	$-	$-

Marketable securities as of December 31, 2018	$4,781	$-	$-

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Impairment of Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected uranium (“U3O8”) prices (considering current and historical prices, trends and related factors), production levels, operating costs of production and capital and restoration and reclamation costs, based upon the projected remaining future uranium production from each project. The Company’s long-lived assets (which include its mineral assets and Kinetic Separation intellectual property) were acquired during the end of 2014 and in 2015 in arms-length transactions. As of December 31, 2019, the Company evaluated the total estimated future cash flows on an undiscounted basis for its mineral properties and Kinetic Separation intellectual property and determined that no impairment was deemed to exist. Estimates and assumptions used to assess recoverability of the Company’s long-lived assets and measure fair value of our uranium properties are subject to risk uncertainty. Changes in these estimates and assumptions could result in the impairment of its long-lived assets. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2019 and December 31, 2018, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2019 and 2018. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company has identified its federal Canadian and United States tax returns and its state tax returns in Colorado and Utah as its “major” tax jurisdictions, and such returns for the years 2015 through 2019 remain subject to examination.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

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

Stock-Based Compensation

The Company follows ASC 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable of the fair value of the stock and the fair value of the service. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718. The fair value is charged to earnings depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to the Company. The Company records the grant date fair value in line with the period over which it was earned. For employees and consultants, this is typically considered to be the vesting period of the award. The Company estimates the expected forfeitures and updates the valuation accordingly.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of diluted net loss per share for the years ended December 31, 2019 and 2018 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2019	2018
Warrants to purchase common shares	8,602,913	6,798,401
Options to purchase common shares	2,208,000	2,416,664
Total potentially dilutive securities	10,810,913	9,215,065

Leases

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ (deficit) equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2018-10, and has determined that there are no material impacts to the consolidated financial statements.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying consolidated financial statements, other than those disclosed below.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For public business entities that meet the definition of an SEC filer, the standard will be effective for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. For debt securities with other-than-temporary impairment, the guidance will be applied prospectively. Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the non-credit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not believe ASU 2016-13 will have a material effect on its consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Recent Accounting Standards, continued

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which clarifies that an entity must measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. ASU 2019-08 is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. The Company does not believe ASU 2019-08 will have a material effect on its consolidated financial statements.

NOTE 4 – MINERAL ASSETS AND EQUIPMENT, AND Kinetic separation INTELLECTUAL PROPERTY AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of December 31, 2019 include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of December 31, 2019 include Hansen, North Hansen, High Park, and Hansen Picnic Tree, located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Wyoming and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado and Wyoming. All of the mining assets represent properties which have previously been mined to different degrees for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mineral properties and equipment and kinetic separation intellectual property are:

	As of December 31
	2019	2018
Mineral properties and equipment	$11,746,150	$11,681,720
Kinetic separation intellectual property	$9,488,051	$9,488,051

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

During the years ended December 31, 2019 and 2018 the Company recognized aggregate revenue of $44,620 and $48,245, respectively, under these oil and gas lease arrangements.

Right-of-way grant agreement

On July 1, 2018, the Company entered into a right of way agreement with a third party, whereby, the Company has granted “right of way” access to a portion of its mineral properties in exchange for an upfront payment of $3,624. The Company is recognizing this payment incrementally over the term of the right-of-way agreement.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – MINERAL ASSETS AND EQUIPMENT, AND KINETIC SEPARATION INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of December 31, 2019 and December 31, 2018, to be approximately $897,662 and $889,030, respectively. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of December 31, 2019 and December 31, 2018 of $294,228 and $224,645, respectively. The gross reclamation liabilities as of December 31, 2019 and December 31, 2018 are secured by certificates of deposit in the amount of $897,662 and $889,030, respectively. As described in further detail below, the Company’s Van 4 Mine has been put into reclamation. Therefore, the Company recognized the reclamation liability in its entirety at December 31, 2019.

Reclamation liability activity for the years ended December 31, 2019 and 2018 consists of:

	For the years ended December 31,
	2019	2018
Beginning balance	$224,645	$196,821
Accretion	69,583	11,030
Additions	-	16,794
Ending Balance	$294,228	$224,645

Van 4 Mine Permitting Status

A prior owner of the Company’s Van 4 Mine had been granted a first Temporary Cessation from reclamation of the mine by the Colorado Mined Land Reclamation Board (“MLRB”) which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second five-year Temporary Cessation for the Van 4 Mine. Thereafter, the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing must include all of the parties in the proceeding. The plaintiff organizations are seeking for the court to set aside the board order granting a second five-year Temporary Cessation period to PRM for the Van 4 Mine. The Colorado state Attorney General was defending this action in the Denver Colorado District Court. On May 8, 2018, the Denver Colorado District Court ruled in favor, whereby the additional five-year temporary cessation period was granted. The Plaintiffs appealed this ruling to the Colorado Court of Appeals and on July 25, 2019 the ruling was reversed, whereby it was ruled the additional five-year temporary cessation period should not have been granted. The Colorado Mined Land Reclamation Board (CMLRB) and the Colorado Attorney General decided that it would not make an additional appeal of the ruling. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 Mine into reclamation. On March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun preparations for the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property.

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations to Western for the Sunday Mine Complex. The issue is the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine, with very different facts that is retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The formal hearing was scheduled to be held during the April 22-23, 2020 MLRB Board meeting, which has now been moved to the May 13-14, 2020 MLRB Board meeting due to the impacts of the COVID-19 virus.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of December 31,
	2019	2018
Trade accounts payable	$404,015	$326,250
Accrued liabilities	195,322	167,070
Total accounts payable and accrued liabilities	$599,337	$493,320

NOTE 6 - COMMITMENTS

Supply Contract

On June 1, 2018, the Company signed a letter agreement with Battery Mineral Resource Nevada, Inc. (“BMR”) to form a joint venture for vanadium development at the Sage Mine. Subsequently, BMR provided notification of their desire to exercise the purchase option rather than pursue a joint venture. On September 18, 2018, Western announced that the parties were not able to reach an amended agreement and mutually agreed to discontinue the transaction.

In December 2015, the Company signed a uranium concentrates supply agreement with a major U.S. utility company for delivery commencing in 2018 and continuing for a five year period through 2022. As the Company does not possess saleable uranium, a partial assignment agreement was put in place whereby the assignee accepted the Company’s right to the Year 1 delivery of 125,000 pounds of natural uranium concentrates. The Year 1 delivery was made during 2018 and the assignee was paid the full consideration under the agreement. The Company did not recognize any gain or loss on this transaction. In Year 2, a partial assignment agreement was put in place whereby the assignee accepted the Company’s right to the Year 2 delivery of 125,000 pounds of natural uranium concentrates. The Year 2 delivery was made during 2019 and the assignee was paid the full consideration under the agreement. The Company will not recognize any gain or loss on this transaction. The Company and the U.S. utility customer mutually agreed to cancel the Year 3 delivery rather than pursue a partial assignment; there will be no delivery during 2020.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 7 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of December 31, 2019 and December 31, 2018, an unlimited number of common shares were authorized for issuance.

Shares Issued for Accounts Payable

On May 4, 2018, the Company issued 60,832 shares of its common shares in exchange for approximately $32,251 of its accounts payable outstanding with certain creditors.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of December 31, 2019, a total of 30,083,747 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 3,008,375.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 7 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

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

Stock Options

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value (USD)	Intrinsic Value (USD)
Outstanding - January 1, 2019	2,416,664	$1.67	3.73	$0.48
Expired, forfeited, or cancelled	(208,664)	$3.80
Outstanding – December 31, 2019	2,208,000	$1.56	3.01	$0.41	$-
Exercisable – December 31, 2019	2,208,000	$1.56	3.01	$0.41	$-

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value (USD)	Intrinsic Value (USD)
Outstanding - January 1, 2018	1,846,996	$1.92		$0.42
Granted	1,083,000	$1.50		$0.50
Expired, forfeited, or cancelled	(513,332)	$2.01		$0.24
Exercised	-	-
Outstanding - December 31, 2018	2,416,664	$1.67	3.73	$0.48	$38,705
Exercisable - December 31, 2018	2,088,997	$1.68	3.57	$0.47	$38,705

The Company’s stock based compensation expense related to stock options for the years ended December 31, 2019 and 2018 was $180,269 and $410,088, respectively. As of December 31, 2019, the Company had $0 in unamortized stock option expense.

The Company utilized the Black-Scholes option pricing model to determine the fair value of these stock options, using the assumptions as outlined below.

	February 8, 2018		September 24, 2018
Stock Price	CAD $	0.52	CAD $	2.14
Exercise Price	CAD $	1.00	CAD $	2.15
Number of Options Granted		100,000		983,000
Dividend Yield		0%		0%
Expected Volatility		49%		49%
Weighted Average Risk-Free Interest Rate		1.64%		2.94%
Expected life (in years)		2.50 - 3.00		2.50-3.00

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 7 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Warrants

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2019	6,798,401	$1.49
Issued	2,059,825	$1.70
Expired	(255,313)	$1.26
Outstanding – December 31, 2019	8,602,913	$1.31	1.03	$-
Exercisable – December 31, 2019	8,602,913	$1.51	1.58	$-

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding, January 1, 2018	4,095,563	$2.27
Issued	2,766,107	$0.84
Exercised	(63,269)	$0.98
Outstanding - December 31, 2018	6,798,401	$1.49	2.30	$739,929
Exercisable - December 31, 2018	6,798,401	$1.49	2.30	$739,929

Note 8 - Mining Expenditures

	For the years ended December 31,
	2019	2018
Permits	$145,128	$142,148
Maintenance	-	-
Mining Costs	318,960	19,879
Contract Labor	-	11,050
Royalties	2,029	4,638
	$466,117	$177,715

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 9 - Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common shares to Seller and committed to pay AUD $500,000 (USD $351,099 as of December 31, 2019) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $351,099 and $352,361 as of December 31, 2019 and December 31, 2018, respectively.

Note 10 – Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
Deferred tax assets:	2019	2018
Net operating loss carryovers	$4,634,775	$4,114,419
Marketable securities	15,562	15,060
Accrued expenses	43,659	39,871
Deferred tax assets, gross	4,693,996	4,169,350

Less: valuation allowance	(2,427,666)	(1,962,122)
Deferred tax assets, net	2,266,330	2,207,228

Deferred tax liabilities:
Property and equipment	(4,975,217)	(4,916,115)

Deferred tax assets (liabilities), net	$(2,708,887)	$(2,708,887)

The change in the Company’s valuation allowance is as follows:

	For the Years Ended December 31,
	2019	2018
Beginning of year	$1,962,122	$1,512,585
Increase (decrease) in valuation allowance	465,543	449,537
End of year	$2,427,665	$1,962,122

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income from operations before the provision for income taxes is as follows:

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 10 – Income Taxes, CONTINUED

	For the Years Ended December 31,
	2019	2018
U.S. federal statutory rate	(21.0)%	(21.0)%
State and foreign taxes	(3.8)%	(3.8)%
Permanent differences
Non-deductible expenses	2.3%	5.2%
Valuation allowance	22.5%	22.0%
Change in federal tax rate	0%	0%
True-up of prior year deferred tax assets	0%	(2.4)%
Effective income tax rate	0%	0%

The Company has net operating loss carryovers of approximately $18,688,609 for federal and state income tax purposes and net operating loss carryovers of $10,887,091 for Canadian provincial tax purposes which begin to expire in 2026. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company.

Based on losses from inception, the Company determined that as of December 31, 2019 it is more likely than not that the Company will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a valuation allowance against the deferred tax assets was required of $2,427,666 and $1,962,122 as of December 31, 2019 and 2018, respectively.

Internal Revenue Code (“IRC”) Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis over a period of three years by more than 50 percentage points. Management cannot control the ownership changes occurring. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. The Company has analyzed the issuances of shares of common shares during the years ended December 31, 2019 and 2018 and does not believe such change of control occurred. If such ownership change under IRC section 382 had occurred, such change would substantially limit the Company’s ability in the future to utilize its net operating loss carryforwards.

Note 11 – Option and exploration agreement

Hansen and Picnic Tree Loss of Property

On September 16, 2015, in connection with the Company’s acquisition of Black Range, the Company assumed an option and exploration agreement (the “Option and Exploration Agreement”) with STB Minerals, LLC, a Colorado limited liability company (“STB”). The Option and Exploration Agreement gives the Company the right to purchase 51% of the mineral rights of specific areas of the Hansen and Picnic Tree deposits (for which the Company already holds 49% of the rights). If the Company were to exercise its option under the Option and Exploration Agreement, it would require the Company to (a) make a cash payment of $2,500,000 immediately upon exercise; (b) issue shares of common shares to STB amounting to a value of $3,750,000 immediately upon exercise; and (c) issue shares of common shares to STB amounting to a value of $3,750,000 on the date that is 180 days following exercise. The Option and Exploration Agreement was scheduled to expire by its terms (as extended) on July 28, 2019 if not exercised.

Prior to July 28, 2019, the Company decided not to exercise the option to purchase the remaining 51% of the mineral rights of specific areas of the Hansen and Picnic Tree deposits, and thus the option has expired unexercised.

Note 12 – Commitments and contiNgencies

Legal Proceedings

On June 13, 2019, Black Range was sued over the original Weld County Colorado deed language. The lawsuit was filed in the Weld County District Court. This deed was negotiated prior to the Company acquiring Black Range in September 2015 by prior management and a bank representing the estate of the property owner. The plaintiff, the estate’s beneficiaries, assert that it was the intent that they would receive a production override royalty for oil and gas production from the property, however this language was not included in the deed. Western’s attorney has filed a response with the court contesting this allegation. This only involves royalties on oil and gas production on this undeveloped property, thus there is no current economic impact. Court procedure mandates that the parties participate in a mediation process before bringing the matter before the court. During the scheduling of the mediation process, the parties agreed to a settlement. The plaintiff was given a non-participating royalty interest of 1/8th of 8/8th’s for all hydrocarbon and non-hydrocarbon substances that are produced and sold from the Weld County property. As the settlement only impacts future economics, the Company will not recognize any gain or loss from this transaction.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 13 – FINANCIAL INSTRUMENTS

Fair Values

The Company’s financial instruments consist of cash, restricted cash, and accounts payable and accrued liabilities. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s financial instruments also incorporated marketable securities that are adjusted to fair value at each balance sheet date based on quoted prices which are considered level 1 inputs. The reclamation deposits, which are reflected in restricted cash on the consolidated balance sheets, are deposits mainly invested in certificates of deposit at major financial institutions and their fair values were estimated to approximate their carrying values. There were no transfers of financial instruments between Levels 1, 2, and 3 during the years ended December 31, 2019 and 2018.

Foreign Currency Risk

Foreign currency risk is the risk that changes in the rates of exchange on foreign currencies will impact the financial position or cash flows of the Company. The Company’s reporting currency is the United States Dollar. The functional currency for Western Uranium & Vanadium Corp. standalone entity is the Canadian dollar. The Company is exposed to foreign currency risks in relation to certain any activity that is to be settled in Canadian funds. Management monitors its foreign currency exposure regularly to minimize the risk of an adverse impact on its cash flows.

Concentration of Credit Risk

Concentration of credit risk is the risk of loss in the event that certain counterparties are unable to fulfill its obligations to the Company. The Company limits its exposure to credit loss on its cash and restricted cash by placing its cash with high credit quality financial institutions. The Company does not have any cash in excess of federally insured limits.

Liquidity Risk

Liquidity risk is the risk that the Company’s consolidated cash flows from operations will not be sufficient for the Company to continue operating and discharge is liabilities. The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to obtain financing, either in the form of debt or equity, or achieving profitable operations in order to satisfy its liabilities as they come due.

Market Risk

Market risk is the risk that fluctuations in the market prices of minerals will impact the Company’s future cash flows. The Company is exposed to market risk on the price of uranium & vanadium, which will determine its ability to build and achieve profitable operations, the amount of exploration and development work that the Company will be able to perform, and the number of financing opportunities that will be available. Management believes that it would be premature at this point to enter into any hedging or forward contracts to mitigate its exposure to specific market price risks.

Note 14 – Subsequent Events

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States and Canada. As the COVID-19 coronavirus continues to spread in the United States and Canada, we may experience disruptions that could severely impact our business. The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States, Canada and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, Canada and other countries to contain and treat the disease.

On January 6, 2020, the Company granted options under the Plan for the purchase of an aggregate of 600,000 common shares to five individuals consisting of directors, officers, and consultants of the Company. The options have a five year term, an exercise price of CAD $1.03 (US $0.79 as of December 31, 2019) and vest equally in thirds commencing initially on the date of grant and thereafter on January 31, 2020, and June 30, 2020.

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations to Western for the Sunday Mine Complex. At issue is the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine, with very different facts that is retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The formal hearing was scheduled to be held during the April 22-23, 2020 MLRB Board meeting, which has now been moved to the May 13-14, 2020 MLRB Board meeting due to the impacts of the COVID-19 virus.