Form 10-Q
period 2020-03-31
Western Uranium & Vanadium Corp.
filed 2020-05-15
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 14, 2020, 30,083,747 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q

i

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in USD)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash	$1,412,306	$2,084,782
Restricted cash, current portion	75,057	75,057
Prepaid expenses	116,354	189,818
Marketable securities	1,620	2,759
Other current assets	33,643	25,345
Total current assets	1,638,980	2,377,761

Restricted cash, net of current portion	822,605	822,605
Mineral properties and equipment	11,743,493	11,746,150
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$23,693,129	$24,434,567

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$553,748	$599,337
Reclamation liability, current portion	75,057	75,057
Deferred revenue, current portion	14,620	24,620
Total current liabilities	643,425	699,014

Reclamation liability, net of current portion	223,347	219,171
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	305,100	351,099
Deferred revenue, net of current portion	21,945	23,100

Total liabilities	3,902,704	4,001,271

Commitments

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 30,084,053 and 30,084,053 shares issued as of March 31, 2020 and December 31, 2019, respectively and 30,083,747 and 30,083,747 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	29,196,589	29,042,547
Treasury shares, 306 and 306 shares held in treasury as of March 31, 2020 and December 31, 2019, respectively	-	-
Accumulated deficit	(9,413,039)	(8,694,569)
Accumulated other comprehensive income	6,875	85,318
Total shareholders’ equity	19,790,425	20,433,296
Total liabilities and shareholders’ equity	$23,693,129	$24,434,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues
Lease revenue	$11,155	$11,155

Expenses
Mining expenditures	234,716	43,846
Professional fees	73,756	93,317
General and administrative	389,397	374,973
Consulting fees	27,940	15,000
Total operating expenses	725,809	527,136

Operating loss	(714,654)	(515,981)

Interest expense, net	3,816	2,894

Net loss	(718,470)	(518,875)

Other comprehensive (expense) income
Foreign exchange (loss) gain	(78,443)	15,279

Comprehensive loss	$(796,913)	$(503,596)

Net loss per share - basic and diluted	$(0.03)	$(0.02)

Weighted average shares outstanding, basic and diluted	30,083,747	25,976,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

(Unaudited)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other
	Shares	Amount	Shares	Amount	Deficit	Comprehensive	Total

Balance as of January 1, 2020	30,083,747	$29,042,547	306	$-	$(8,694,569)	$85,318	$20,433,296

Stock-based compensation - stock options	-	154,042	-	-	-	-	154,042
Private placement	-	-	-	-	-	-	-
Foreign exchange loss	-	-	-	-	-	(78,443)	(78,443)
Net loss	-	-	-	-	(718,470)	-	(718,470)

Balance as of March 31, 2020	30,083,747	$29,196,589	306	$-	$(9,413,039)	$6,875	$19,790,425

Balance as of January 31, 2019	25,976,837	$25,865,367	306	$-	$(6,584,342)	$41,832	$19,322,857

Stock-based compensation - stock options	-	180,269	-	-	-	-	$180,269
Foreign exchange gain	-	-	-	-	-	15,279	15,279
Net loss	-	-	-	-	(518,875)	-	(518,875)

Balance as of March 31, 2019	25,976,837	$26,045,636	306	$-	$(7,103,217)	$57,111	$18,999,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(718,470)	$(518,875)
Reconciliation of net loss to cash used in operating activities:
Depreciation	2,657	-
Accretion of and additions to reclamation liability	4,176	3,294
Stock-based compensation	154,042	180,269
Change in foreign exchange on marketable securities	1,139	(105)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	65,166	(4,208)
Accounts payable and accrued liabilities, net of shares issued for accounts payable	(45,589)	63,212
Deferred revenue	(11,155)	(11,155)
Net cash used in operating activities	(548,034)	(287,568)

Effect of foreign exchange rate on cash	(124,442)	17,227

Net decrease in cash and restricted cash	(672,476)	(270,341)

Cash and restricted cash - beginning	2,982,444	1,798,895

Cash and restricted cash - ending	$2,309,968	$1,528,554

Cash	$1,412,306	$639,399
Restricted cash	897,662	889,155
Total	$2,309,968	$1,528,554

There were no cash flows from investing or financing activities during the three months ended March 31, 2020 and 2019

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 1 - BUSINESS

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

The Company registered office is located at 330 Bay Street, Suite 1400, Toronto, Ontario, Canada, M5H 2S8 and its common shares are listed on the CSE under the symbol “WUC.” On April 22, 2016, the Company’s common shares began trading on the OTC Pink Open Market, and on May 23, 2016, the Company’s common shares were approved for trading on the OTCQX Best Market. Its principal business activity is the acquisition and development of uranium and vanadium resource properties in the states of Utah and Colorado in the United States of America (“United States”).

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

Note 2 - Liquidity and going concern

The Company has incurred continuing losses from its operations and negative operating cash flows from operations and as of March 31, 2020, the Company had an accumulated deficit of $9,413,039 and working capital of $995,555.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

Note 3 - SUMMARY OF Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2019, as filed with the SEC on April 14, 2020. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2020.

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

Companies in the Production Stage as defined under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. The Company is in the Exploration Stage which has resulted in the Company reporting larger losses than if it had been in the Production Stage due to the expensing, instead of capitalizing, of expenditures relating to ongoing mill and mine development activities. Additionally, there would be no corresponding amortization allocated to future reporting periods of the Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if the Company had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, the Company’s condensed consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

Note 3 - SUMMARY OF Significant Accounting Policies, CONTINUED

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty and the effects on the condensed consolidated financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common shares, assessment of the useful life and evaluation for impairment of Kinetic Separation intellectual property, valuation and impairment assessments on mineral properties and equipment, deferred contingent consideration, and the reclamation liability, valuation of stock-based compensation, and valuation of available-for-sale securities. Other areas requiring estimates include allocations of expenditures, depletion and amortization of mineral rights and properties. Actual results could differ from those estimates.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

Note 3 - SUMMARY OF Significant Accounting Policies, continued

Fair Values of Financial Instruments

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of March 31, 2020	$1,620	$-	$-

Marketable securities as of December 31, 2019	$2,759	$-	$-

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of March 31, 2020 and December 31, 2019, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the three months ended March 31, 2020 and 2019. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company has identified its federal Canadian and United States tax returns and its state tax returns in Colorado and Utah as its “major” tax jurisdictions, and such returns for the years 2016 through 2019 remain subject to examination.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

Note 3 - SUMMARY OF Significant Accounting Policies, continueD

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of diluted net loss per share for the three months ended March 31, 2020 and 2019 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2020	2019
Warrants to purchase common shares	8,602,913	6,778,876
Options to purchase common shares	2,808,000	2,416,664
Total potentially dilutive securities	11,410,913	9,195,540

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying condensed consolidated financial statements. The Company has adopted the recent accounting standards that are disclosed below.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For public business entities that meet the definition of an SEC filer, the standard will be effective for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. For debt securities with other-than-temporary impairment, the guidance will be applied prospectively. Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the non-credit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company has evaluated that ASU 2016-13 does not have a material effect on its condensed consolidated financial statements.

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which clarifies that an entity must measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. ASU 2019-08 is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. The Company has evaluated that ASU 2019-08 does not have a material effect on its condensed consolidated financial statements.

NOTE 4 - MINERAL ASSETS equipment, and Kinetic separation INTELLECTUAL PROPERTY AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of March 31, 2020 include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 4 - MINERAL ASSETS equipment, and Kinetic separation INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of March 31, 2020 include Hansen, North Hansen, High Park, and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Wyoming and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado and Wyoming. All of the mining assets represent properties which have previously been mined to different degrees for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mineral properties and equipment and kinetic separation intellectual property are:

	As of
	March 31, 2020	December 31, 2019
Mineral properties and equipment	$11,743,493	$11,746,150
Kinetic separation intellectual property	$9,488,051	$9,488,051

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

During the three months ended March 31, 2020 and 2019 the Company recognized aggregate revenue of $11,155 and $11,155, respectively, under these oil and gas lease arrangements.

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of March 31, 2020 and December 31, 2019, to be approximately $897,662 and $897,662, respectively. On March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine, and its related restricted cash are included in current liabilities, and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of March 31, 2020 and December 31, 2019 of $223,347 and $219,171, respectively. The gross reclamation liabilities as of March 31, 2020 and December 31, 2019 are secured by certificates of deposit in the amount of $897,662 and $897,662, respectively.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 4 - MINERAL ASSETS equipment, and Kinetic separation INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

Reclamation Liabilities, continued

Reclamation liability activity for the three months ended March 31, 2020 and 2019 consists of:

	For the three months ended March 31,
	2020	2019
Beginning balance	$294,228	$224,645
Accretion	4,176	3,294
Additions	-	-
Ending Balance	$298,404	$227,939

Van 4 Mine Permitting Status

A prior owner of the Company’s Van 4 Mine had been granted a first Temporary Cessation from reclamation of the mine by the Colorado Mined Land Reclamation Board (“MLRB”) which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second five-year Temporary Cessation for the Van 4 Mine. Thereafter, the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing must include all of the parties in the proceeding. The plaintiff organizations are seeking for the court to set aside the board order granting a second five-year Temporary Cessation period to PRM for the Van 4 Mine. The Colorado state Attorney General was defending this action in the Denver Colorado District Court. On May 8, 2018, the Denver Colorado District Court ruled in favor, whereby the additional five-year temporary cessation period was granted. The Plaintiffs appealed this ruling to the Colorado Court of Appeals and on July 25, 2019 the ruling was reversed, whereby the additional five-year temporary cessation period should not have been granted. Thereafter, the Colorado Mined Land Reclamation Board (CMLRB) and the Colorado Attorney General advised Western that it will not make an additional appeal of the ruling. Further, the time period for an appeal has passed. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 Mine into reclamation. On January 22, 2020, the MLRB held a hearing and afterward on March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has commenced reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property.

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue is the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4), with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing will be held during the monthly MLRB Board meeting, but this matter has been delayed several times. Most recently, the hearing was scheduled to be held during the April 22-23, 2020 MLRB Board meeting, but on April 8, 2020 the DRMS sent a Notice of Continuance to the May 13-14, 2020 MLRB Board meeting. Subsequently, on May 4, 2020 an email was sent by DRMS’s legal representative further continuing the hearing to June 24, 2020.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 5 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of
	March 31, 2020	December 31, 2019
Trade accounts payable	$406,219	$404,015
Accrued liabilities	147,529	195,322
Total accounts payable and accrued liabilities	$553,748	$599,337

NOTE 6 - COMMITMENTS

Supply Contract

In December 2015, the Company signed a uranium concentrates supply agreement with a major U.S. utility company for delivery commencing in 2018 and continuing for a five year period through 2022. As the Company does not possess saleable uranium, a partial assignment agreement was put in place whereby the assignee accepted the Company’s right to the Year 1 delivery of 125,000 pounds of natural uranium concentrates. The Year 1 delivery was made during 2018 and the assignee was paid the full consideration under the agreement. The Company did not recognize any gain or loss on this transaction. In Year 2, a partial assignment agreement was put in place whereby the assignee accepted the Company’s right to the Year 2 delivery of 125,000 pounds of natural uranium concentrates. The Year 2 delivery was made during 2019 and the assignee was paid in full consideration under the agreement. The Company will not recognize any gain or loss on this transaction. The Company and the U.S. utility customer mutually agreed to cancel the Year 3 delivery, rather than pursue a partial assignment; there will be no delivery during 2020.

Legal proceedings

On June 13, 2019, Black Range was sued over the original Weld County Colorado deed language. The lawsuit was filed in the Weld County District Court. This deed was negotiated prior to the Company acquiring Black Range in September 2015 by prior management and a bank representing the estate of the property owner. The plaintiff, the estate’s beneficiaries, assert that it was the intent that they would receive a production override royalty for oil and gas production from the property, however this language was not included in the deed. Western’s attorney has filed a response with the court contesting this allegation. This only involves royalties on oil and gas production on this undeveloped property, thus there is no current economic impact. Court procedure mandates that the parties participate in a mediation process before bringing the matter before the court. During the scheduling of the mediation process, the parties agreed to a settlement. Western executed the Settlement Agreement on December 31, 2019 and the four plaintiffs executed in counterparts on various days in January 2020. The plaintiff was given a non-participating royalty interest of 1/8th for all hydrocarbon and non-hydrocarbon substances that are produced and sold from the Weld County property. As the settlement only impacts future economics, the Company will not recognize any gain or loss from this transaction.

NOTE 7 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to receive rateably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common shares are entitled to share rateably in all assets of the Company that are legally available for distribution. As of March 31, 2020 and December 31, 2019, an unlimited number of common shares were authorized for issuance.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 7 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of March 31, 2020, a total of 30,083,747 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 3,008,375.

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

Stock Options

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value (USD)	Intrinsic Value (USD)
Outstanding - January 1, 2020	2,208,000	$1.56	3.01	$0.41
Granted	600,000	$0.43	4.77	$0.43
Expired, forfeited, or cancelled	-
Outstanding – March 31, 2020	2,808,000	$1.28	3.19	$0.41	-
Exercisable – March 31, 2020	2,608,000	$1.32	3.06	$0.41	-

The Company’s stock-based compensation expense related to stock options for the three months ended March 31, 2020 and 2019 was $154,042 and $180,269, respectively. As of March 31, 2020, the Company had $51,692 in unamortized stock option expense with a remaining amortization period of 0.05 years.

The Company utilized the Black-Scholes option pricing model to determine the fair value of these stock options, using the assumptions as outlined below.

January 6, 2020
Stock Price	CAD $1.03
Exercise Price	CAD $1.03
Number of Options Granted	600,000
Dividend Yield	0%
Expected Volatility	90.5%
Weighted Average Risk-Free Interest Rate	1.61%
Expected life (in years)	2.6

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 7 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Warrants

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2020	8,602,913	$1.38
Issued	-	-
Expired	-	-
Outstanding – March 31, 2020	8,602,913	$1.31	1.33	$-
Exercisable – March 31, 2020	8,602,913	$1.31	1.33	$-

Note 8 - Mining Expenditures

	For the three months ended March 31,
	2020	2019
Permits	$35,212	$35,366
Maintenance	-	8,480
Mining Costs	198,054	-
Royalties	1,450	-
	$234,716	$43,846

NOTE 9 - Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $305,100 as of March 31, 2020) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $305,100 and $351,099 as of March 31, 2020 and December 31, 2019, respectively.

NOTE 10 - FINANCIAL INSTRUMENTS

Fair Values

The Company’s financial instruments consist of cash, restricted cash, and accounts payable and accrued liabilities. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s financial instruments also incorporated marketable securities that are adjusted to fair value at each balance sheet date based on quoted prices which are considered level 1 inputs. There were no transfers of financial instruments between Levels 1, 2, and 3 during the three months ended March 31, 2020 and 2019.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 10 - FINANCIAL INSTRUMENTS, CONTINUED

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

Concentration of Credit Risk

Concentration of credit risk is the risk of loss in the event that certain counterparties are unable to fulfil their obligations to the Company. The Company limits its exposure to credit loss on its cash and restricted cash by placing its cash with high credit quality financial institutions. The Company does not have any cash in excess of federally insured limits.

Liquidity Risk

Liquidity risk is the risk that the Company’s condensed consolidated cash flows from operations will not be sufficient for the Company to continue operating and discharge is liabilities. The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to obtain financing, either in the form of debt or equity, or achieving profitable operations in order to satisfy its liabilities as they come due. As of March 31, 2020, the Company had working capital of $995,555 and cash on hand of $1,412,306.

Market Risk

Market risk is the risk that fluctuations in the market prices of minerals will impact the Company’s future cash flows. The Company is exposed to market risk on the price of uranium and vanadium, which will determine its ability to build and achieve profitable operations, the amount of exploration and development work that the Company will be able to perform, and the number of financing opportunities that will be available. Management believes that it would be premature at this point to enter into any hedging or forward contracts to mitigate its exposure to specific market price risks.

Note 11 - Subsequent Events

Warrant Extension

On April 20, 2020, the Company announced the extension by nine months of the common share purchase warrants (the “Warrants”) issued to investors in non-brokered private placements that closed on May 4, June 30, and August 9, 2018 (the “2018 Private Placements”) and the amendment of the trigger price in the acceleration clause of each Warrant. A total of 2,671,116 Warrants are being amended.

Each Warrant currently entitles the holder to purchase one common share in the capital of the Company at a price of $1.15 CAD at any time prior to May 4, July 30, and August 9, 2020, respectively. Each of these dates has been extended by nine months such that the Warrants will expire on February 4, April 30, and May 9, 2021, respectively. Additionally, each Warrant originally contained an acceleration clause that allowed the Company to accelerate the expiration date of the Warrant if the closing price of the Company’s common shares was equal to or greater than $2.50 CAD for a period of five consecutive trading days. The Company is amending this clause by lowering the trigger price from $2.50 CAD to $1.83 CAD.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

Note 11 - Subsequent Events, continued

Sunday Mine Complex Hearing

The permit hearing for the Sunday Mine Complex to be held during a MLRB Board monthly meeting has been delayed. The hearing was scheduled to be held during the April 22-23, 2020 MLRB Board meeting, but on April 8, 2020 the DRMS sent a Notice of Continuance to the May 13-14, 2020 MLRB Board meeting. Subsequently, on May 4, 2020 an email was sent by DRMS’ legal representative further continuing the hearing to June 24, 2020. In the email the hope was expressed to be able to convene in person or a combination of in person/virtually during June, but the email noted the potential difficulty of doing so as requirements and restrictions related to COVID-19 remain fluid. The Company and multiple MLRB board members have indicated a preference for an in person hearing, thus the matter could be subject to a further deferrals if COVID-19 public gathering restrictions are not lifted in the state of Colorado and City of Denver by early June.

Paycheck Protection Program Loan

On May 6, 2020, the Company obtained a Paycheck Protection Program loan (the “PPP Loan”) for $73,116. The loan has a fixed interest rate of 1%, requires the Company to make seventeen (17) monthly payments, after a six month deferral, and has a maturity date of May 6, 2022. A portion of the loan principal is eligible for forgiveness to the extent that the proceeds are utilized toward permissible expenditures within the initial eight-week period.

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States. As the COVID-19 coronavirus continues to spread in the United States, the Company may experience disruptions that could severely impact the Company. The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States to contain and treat the disease. The Company is monitoring COVID-19’s potential impact on the Company’s operations.

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

The forward-looking statements contained or incorporated by reference in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of each such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Item 2 of Part I of this quarterly report and in Item 1A of Part I of the Company’s annual report on Form 10-K for the year ended December 31, 2019. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Sunday Mine Complex Vanadium Project Supplementary Requirements

On June 18, 2019, The Colorado Division of Reclamation, Mining and Safety (CDRMS) issued a letter indicating limited supplementary requirements prior to the removal of material (ore) from the Sunday Mine Complex underground workings and further offsite handling. In a follow-up meeting on Monday, August 5, 2019, the Company agreed to construct an ore pad on the surface before stockpiling or storing ore outside the mine and acquire certification that the storm drainage system was constructed in accordance with the existing plan prior to the removal of ore from the SMC. On August 15, 2019, the Company sent a response letter to CDRMS providing the requested additional information regarding the reopening of the Sunday Mine Complex mines. On September 18, 2019, the CDRMS issued a letter indicating that activities at the Sunday Mines do not meet the definition of a “Mining Operation” and thus at this time, the Division does not consider the permits in active status. In the letter, CDRMS reiterated that prior to the removal of ore material from the mines and upgrading to an active status, the CDRMS surface requirements needed to be completed, inspected and accepted by CDRMS. The CDRMS further noted requirements that would apply to Western’s proposed off-site kinetic separation test facility. On April 9, 2020, CDRMS issued a letter acknowledging that the Construction Completion Reports and As-Built Certifications for the ore storage pads have been reviewed and accepted. It was further noted that prior to ore being removed and placed on the ore pad an inspection would still need to be completed, but due to COVID-19 the CDRMS staff were subject to a no-travel policy under the Governor’s Stay-at-Home Order. Hence, CDRMS offered an alternative remote procedure requiring extensive photo documentation and a signed affidavit from both the manufacturer and installation crew certifying that the ore pad liner was installed in accordance with the approved Environmental Protection Plan. Additional requirements included the submission of a comprehensive hydrology report and completion of the Sunday Mine Complex MLRB permit hearing process. On May 12, 2020, the DRMS issued a letter advising that the Lined Ore Pads at the Sunday Mine, St. Jude Mine, and West Sunday Mine are considered approved and certified Environmental Protection Facilities. With this approval, Western has now completed every project, study, and submission stipulated as required under the existing Environmental Protection Plan by DRMS, and all submissions have been approved by DMRS.

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue is the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4), with very different facts that is retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing will be held during the monthly MLRB Board meeting, but this matter has been delayed several times. Most recently the hearing was scheduled to be held during the April 22-23 MLRB Board meeting, but on April 8, 2020 the DRMS send a Notice of Continuance to the May 13-14, 2020 MLRB Board meeting. Subsequently, on May 4, 2020 an email was sent by DRMS’s legal representative further continuing the hearing to June 24, 2020. In the email the hope was expressed to be able to convene in person or a combination of in person/virtually during June, but the email noted the potential difficulty of doing so as requirements and restrictions related to COVID-19 remain fluid. The Company and multiple MLRB board members have indicated a preference for an in-person hearing, thus the matter could be subject to a further deferral if COVID-19 public gathering restrictions are not lifted in the state of Colorado and City of Denver by early June.

Van 4 Mine Permitting Status

A prior owner of the Van 4 Mine had been granted a first Temporary Cessation from reclamation of the mine by the Colorado Mined Land Reclamation Board (“MLRB”) which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second five-year Temporary Cessation for the Van 4 Mine. Thereafter, the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing must include all of the parties in the proceeding. The plaintiff organizations are seeking for the court to set aside the board order granting a second five-year Temporary Cessation period to PRM for the Van 4 Mine. The Colorado state Attorney General was defending this action in the Denver Colorado District Court. On May 8, 2018, the Denver Colorado District Court ruled in favor, whereby the additional five-year temporary cessation period was granted. The Plaintiffs appealed this ruling to the Colorado Court of Appeals and on July 25, 2019 the ruling was reversed, ruling that the additional five-year temporary cessation period should not have been granted.

The Colorado Mined Land Reclamation Board (CMLRB) and the Colorado Attorney General advised Western that it will not make an additional appeal of the ruling. Further, the time period for an appeal has passed. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 Mine into reclamation. On January 22, 2020, the MLRB held a hearing and on March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, revoking the permit and ordered commencement of final reclamation. The Company has commenced reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property.

Weld County Colorado Litigation

On June 13, 2019, Black Range was sued over the original Weld County Colorado deed language. The lawsuit was filed in the Weld County District Court. This deed was negotiated prior to the Company acquiring Black Range in September 2015 by prior management and a bank representing the estate of the property owner. The plaintiff, the estate’s beneficiaries, assert that it was the intent that they would receive a production override royalty for oil and gas production from the property, however this language was not included in the deed. Western’s attorney has filed a response with the court contesting this allegation. This only involves royalties on oil and gas production on this undeveloped property, thus there is no current economic impact. Court procedure mandates that the parties participate in a mediation process before bringing the matter before the court. During the scheduling of the meditation process, the parties agreed to a settlement. Western executed the Settlement Agreement on December 31, 2019 and the four plaintiffs executed in counterparts on various days in January 2020. The plaintiff was given a non-participating royalty interest of 1/8th for all hydrocarbon and non-hydrocarbon substances that are produced and sold from the Weld County property. As the settlement only impacts future economics, the Company will not recognize any gain or loss from this transaction.

Warrant Extension for Warrants issued in 2018 Private Placement

On April 20, 2020, the Company announced the extension by nine months of the common share purchase warrants (the “Warrants”) issued to investors in non-brokered private placements that closed on May 4, June 20, and August 9, 2018 (the “2018 Private Placements”) and the amendment of the trigger price in the acceleration clause of each Warrant. A total of 2,671,116 Warrants are being amended.

Each Warrant currently entitles the holder to purchase one common share in the capital of the Company at a price of $1.15 CAD at any time prior to May 4, June 20, and August 9, 2020, respectively. Each of these dates has been extended by nine months such that the Warrants will expire on February 4, April 30, and May 9, 2021, respectively. Additionally, each Warrant originally contained an acceleration clause that allowed the Company to accelerate the expiration date of the warrant if the closing price of the Company’s common share was equal to or be greater than $2.50 CAD for a period of five consecutive trading dates. The Company is amending this clause by lowering the trigger price from $2.50 CAD to $1.83 CAD.

Uranium Section 232 Investigation/Nuclear Fuel Working Group Process

In the United States, an investigation under Section 232 of the Trade Expansion Act of 1962 (U.S) was undertaken by the U.S Department of Commerce (“DoC”) in 2018 to assess the impact to national security of the importation of the vast majority of uranium utilized by the ~100 operative civilian nuclear reactors within the United States. In response to the Section 232 report, the White House disseminated a Presidential Memoranda in July 2019. At that time, President Trump formed the Nuclear Fuel Working Group (“NFWG”) to find solutions for reviving and expanding domestic nuclear fuel production and reinvigorating recommendations. As a first step in addressing this issue, President Trump’s Fiscal Year 2021 budget included a $150 million line item each year for the next decade to establish a Uranium Reserve.

Thereafter, U.S. Energy Secretary Dan Brouillette stated that the Department of Energy (“DoE”) was preparing to release the NFWG report in early March 2020. This announcement was made prior to the coronavirus contagion which has delayed the report release. In parallel, Congress has requested that the DoE prepare a report on Key Challenges in Reconstituting Uranium Mining and Conversion Capabilities in the United States. The extended deadline for industry to supply responses to the Request For Information launched by DoE was March 30, 2020. Western continued to participate in the process and made an RFI submission.

On April 23, 2020, the DoE released the NFWG report entitled “Restoring America’s Competitive Nuclear Energy Advantage – A strategy to assure U.S. national security”. The report outlines a strategy for the reestablishment of critical capabilities and direct support to the front end of the U.S. domestic nuclear fuel cycle. The Summary of Measures included the following which could benefit U.S. uranium miners: direct purchases of uranium by establishing a Uranium Reserve, ending DoE’s program which barters uranium and reevaluates DoE’s Excess Uranium Inventory Management Policy, creating a level playing field for all energy sources in power markets, streamlining regulatory reform and land access for uranium dumping in the U.S. market. The NFWG finding and recommendations presented by the DoE are a positive outcome for U.S. uranium miners, however the ultimate outcome and timing remains uncertain as this is a continuing process requiring approvals and budget appropriation from Congress and implementation by U.S. government agencies, and further participation by the Trump Administration. Presently, Western is one of the very few uranium companies holding previously producing, permitted, and developed mines in the United States and thus well positioned to benefit in the short-term from a favorable determination.

Paycheck Protection Program Loan

On May 6, 2020, the Company obtained a Paycheck Protection Program loan (the “PPP Loan”) for $73,116. The loan has a fixed interest rate of 1%, requires the Company to make seventeen (17) monthly payments, after a six month deferral, and has a maturity date of May 6, 2022. A portion of the loan principal is eligible for forgiveness to the extent that the proceeds are utilized toward permissible expenditures within the initial eight-week period.

COVID-19 Coronavirus

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID- 19 coronavirus has spread to multiple countries, including the United States and Canada. As the COVID-19 coronavirus continues to spread in the United States and Canada, we may experience disruptions that could severely impact our business. The global outbreak of the COVID-19 coronavirus continues to evolve rapidly. The extent to which the COVID-19 coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States, Canada and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, Canada and other countries to contain and treat the disease.

Results of Operations

	For the Three Months Ended March 31,
	2020	2019
Revenue
Lease revenue	$11,155	$11,155

Expenses
Mining expenditures	234,716	43,846
Professional fees	73,756	93,317
General and administrative	389,397	374,973
Consulting fees	27,940	15,000
Total operating expenses	725,809	527,136

Operating loss	(714,654)	(515,981)

Interest expense, net	3,816	2,894

Net loss	(718,470)	(518,875)

Other Comprehensive (expense) income
Foreign exchange (loss) gain	(78,443)	15,279

Comprehensive Loss	$(796,913)	$(503,596)

Net loss per share - basic and diluted	$(0.03)	$(0.02)

Three Months Ended March 31, 2020 as Compared to the Three Months Ended March 31, 2019

Summary:

Our condensed consolidated net loss for the three months ended March 31, 2020 and 2019 was $718,470 and $518,875 or $0.03 and $0.02 per share, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the three months ended March 31, 2020 and 2019 was $796,913 and $503,596, respectively.

Revenue

Our revenue for the three months ended March 31, 2020 and 2019 was $11,155 and $11,155, respectively. The revenue in 2020 resulted from lease revenue pursuant to a July 18, 2017 oil and gas lease agreement, February 2, 2018 pipeline easement, and July 1, 2018 right-of-way agreement. This revenue is derived from a non-core property acquired in the Black Range Minerals acquisition. The counterparties are from the oil and gas industry.

Mining Expenditures

Mining expenditures for the three months ended March 31, 2020 were $234,716 as compared to $43,846 for the three months ended March 31, 2019. The increase in mining expenditures of $190,870, or 435.3% was principally attributable costs related to storm water control structure and ore pad construction at the Sunday Mine Complex. This was comprised of a $155,203 increase in hydrological and mine service costs for the surface infrastructure projects that the Company was required to complete. The Company incurred additional mining expenses of $34,471 related to permitting consulting, environmental consulting, and project fuel costs for the Sunday Mine Complex projects for the three months ended March 31, 2020.

Professional Fees

Professional fees for the three months ended March 31, 2020 were $73,756 as compared to $93,317 for the three months ended March 31, 2019. The decrease in professional fees of $19,561, or 21.0% was principally due to a decrease in accounting fees of $23,688 because of delays related to the COVID-19 outbreak in the completion and filing of the Company’s December 31, 2019 10-K and the corresponding billing.

General and Administrative

General and administrative expenses for the three months ended March 31, 2020 were $389,397 as compared to $374,973 for the three months ended March 31, 2019. The increase in general and administrative expense of $14,424, or 3.8% is due to an increase in payroll expenses of $23,024 which relate to increased mining staff for the Sunday Mine Complex Project added to the Company’s payroll, offset by a decrease of $11,281 as the Company did not re-engage a vendor in 2020.

Consulting Fees

Consulting fees for the three months ended March 31, 2020 were $27,940 as compared to $15,000 for the three months ended March 31, 2019. The increase in consulting fees of $12,940, or 86.3% was principally related to the Company’s addition of a consulting engagement which commenced in May 2019, thus there was no corresponding first quarter 2019 billing.

Interest Expense, net

Interest expense, net, for the three months ended March 31, 2020 was $3,816 as compared to $2,894 for the three months ended March 31, 2019. The increase of interest expense, net, of $922, or 31.9% was attributable to recognizing $4,176 of reclamation liabilities for the three months ended March 31, 2020 as compared to $3,294 recognized for the months ended March 31, 2019.

Foreign Exchange

Foreign exchange (loss) gain for the three months ended March 31, 2020 was $(78,443) as compared to $15,279 for the three months ended March 31, 2019. The increase of the foreign exchange loss of $93,722 is primarily due to the Canadian Dollar weakening against the U.S. Dollar during the current quarter while holding cash balances in Canadian Dollars and the translation loss from using United States Dollars as the reporting currency.

Liquidity and Capital Resources

The Company’s cash balance as of March 31, 2020 was $1,412,306. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfilment of its public company reporting responsibilities. Management believes that in order to finance the development of the mining properties and Kinetic Separation, the Company will be required to raise additional capital by way of debt and/or equity. The Company could potentially require additional capital in 2020 if the scope of the Sunday Mine Complex expands. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash used in operating activities

Net cash used in operating activities was $548,034 for the three months ended March 31, 2020, as compared with $287,568 for the three months ended March 31, 2019. Of the $548,034 in net cash used in operating activities, $718,470 is derived from our net loss before non-cash adjustments. During the three months ended March 31, 2020, $45,589 represented a decrease in accounts payable and accrued liabilities, $65,166 represented an increase in prepaid expenses, and $154,042 represented non-cash stock-based compensation.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 were $0 and $0, respectively.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2020 and 2019 were $0 and $0, respectively.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of March 31, 2020 and December 31, 2019, to be approximately $897,662 and $897,662, respectively. During the three months ended March 31, 2020 and 2019, the accretion of the reclamation liabilities was $4,176 and $3,294, respectively. On March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. During the three months ended March 31, 2020 and 2019, the Company adjusted the fair value of its reclamation obligation and for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine, and its related restricted cash are included in current liabilities, and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the remaining reclamation liabilities after 2054 and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of March 31, 2020 and December 31, 2019 of $298,404 and $294,228, respectively. The gross reclamation liabilities as of March 31, 2020 and December 31, 2019 are secured by certificates of deposit in the amount of $897,662 and $897,662, respectively.

Additionally, on February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations to Western for the Sunday Mine Complex. At issue is the application of an unchallenged Colorado Court of Appeals Opinion for the Van 4 Mine, with very different facts that is retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The formal hearing has been rescheduled several times due to the impacts of the COVID-19 virus. The hearing has been most recently postponed until the June 24, 2020 MLRB Board meeting.

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $305,100 as of December 31, 2019) to Seller within 60 days of the first commercial application of the Kinetic Separation. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $305,100 and $351,099 as of March 31, 2020 and December 31, 2019, respectively.

Going Concern

The Company has incurred continuing losses from its operations and as of March 31, 2020, the Company had an accumulated deficit of $9,413,039 and working capital of $995,555.

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

Off Balance Sheet Arrangements

As of March 31, 2020, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020, due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of March 31, 2020, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any unregistered sales of equity securities during the quarter ended March 31, 2020.

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

The operation of our U.S. based mine is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mine on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the number of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also increased in recent years.

Western is required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, and that required information is included in Exhibit 95 and is incorporated by reference in the Company’s annual report on Form 10-K filed on April 14, 2020.

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

WESTERN URANIUM &VANADIUM CORP.

Date: May 15, 2020	By:	/s/ George Glasier
George Glasier
Chief Executive Officer (Principal executive officer)

Date: May 15, 2020	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal financial and accounting officer)