Form 10-Q
period 2020-06-30
Western Uranium & Vanadium Corp.
filed 2020-08-14
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, 30,083,747 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q

i

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in USD)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$1,370,162	$2,084,782
Restricted cash, current portion	75,057	75,057
Prepaid expenses	86,654	189,818
Marketable securities	1,877	2,759
Other current assets	44,303	25,345
Total current assets	1,578,053	2,377,761

Restricted cash, net of current portion	831,780	822,605
Mineral properties and equipment	11,740,836	11,746,150
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$23,638,720	$24,434,567

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$650,616	$599,337
Reclamation liability, current portion	75,057	75,057
Current portion of notes payable	73,116	-
Deferred revenue, current portion	64,620	24,620
Total current liabilities	863,409	699,014

Reclamation liability, net of current portion	226,257	219,171
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	344,715	351,099
Deferred revenue, net of current portion	140,790	23,100

Total liabilities	4,284,058	4,001,271

Commitments

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 30,084,053 and 30,084,053 shares issued as of June 30, 2020 and December 31, 2019, respectively and 30,083,747 and 30,083,747 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	29,886,367	29,042,547
Treasury shares, 306 and 306 shares held in treasury as of June 30, 2020 and December 31, 2019, respectively	-	-
Accumulated deficit	(10,501,222)	(8,694,569)
Accumulated other comprehensive income	(30,483)	85,318
Total shareholders’ equity	19,354,662	20,433,296
Total liabilities and shareholders’ equity	$23,638,720	$24,434,567

The accompanying notes are an integral part of these condensed consolidated financial statements

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Lease revenue	$11,155	$11,155	$22,310	$22,310

Expenses
Mining expenditures	57,755	84,440	292,471	128,286
Professional fees	111,421	94,316	185,177	187,633
General and administrative	280,383	244,406	669,780	619,379
Consulting fees	8,882	33,680	36,822	48,680
Total operating expenses	458,441	456,842	1,184,250	983,978

Operating loss	(447,286)	(445,687)	(1,161,940)	(961,668)

Interest expense, net	1,885	2,912	5,701	5,806
Warrant modification expense	639,012	-	639,012	-

Net loss	(1,088,183)	(448,599)	(1,806,653)	(967,474)

Other comprehensive (expense) income
Foreign exchange (loss) gain	(37,358)	(680)	(115,801)	14,599

Comprehensive loss	$(1,125,541)	$(449,279)	$(1,922,454)	$(952,875)

Net loss per share - basic and diluted	$(0.04)	$(0.02)	$(0.06)	$(0.03)

Weighted average shares outstanding, basic and diluted	30,083,747	29,275,781	30,083,747	29,275,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF  CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

(Unaudited)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income	Total
Balance as of January 1, 2020	30,083,747	$29,042,547	306	$-	$(8,694,569)	$85,318	$20,433,296

Stock based compensation - stock options	-	154,042	-	-	-	-	154,042
Foreign exchange gain	-	-	-	-	-	(78,443)	(78,443)
Net loss	-	-	-	-	(718,470)	-	(718,470)

Balance as of March 31, 2020	30,083,747	$29,196,589	306	$-	$(9,413,039)	$6,875	$19,790,425

Stock based compensation - stock options	-	50,766	-	-	-	-	50,766
Warrant modification expense	-	639,012	-	-		-	639,012
Foreign Exchange gain	-	-	-	-	-	(37,358)	(37,358)
Net Loss	-	-	-	-	(1,088,183)	-	(1,088,183)

Balance as of June 30, 2020	30,083,747	$29,886,367	306	$-	$(10,501,222)	$(30,483)	$19,354,662

Balance as of January 1, 2019	25,976,837	25,865,367	306	-	(6,584,342)	41,832	19,322,857

Stock based compensation - stock options	-	180,269	-	-	-	-	180,269
Foreign exchange gain	-	-	-	-	-	15,279	15,279
Net loss	-	-	-	-	(518,875)	-	(518,875)

Balance as of March 31, 2019	25,976,837	$26,045,636	306	$-	$(7,103,217)	$57,111	$18,999,530

Private Placement - April 16, 2019	3,914,632	2,856,356	-	-	-	-	2,856,356
Private Placement - June 17, 2019	192,278	140,555	-	-	-	-	140,555
Foreign exchange gain	-	-	-	-	-	(680)	(680)
Net loss	-	-	-	-	(448,599)	-	(448,599)

Balance as of June 30, 2019	30,083,747	$29,042,547	306	$-	$(7,551,816)	$56,431	$21,547,162

The accompanying notes are an integral part of these condensed consolidated financial statements

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(1,806,653)	$(967,474)
Reconciliation of net loss to cash used in operating activities:
Depreciation	5,314	1,297
Accretion of and additions to reclamation liability	7,086	8,528
Stock based compensation	204,808	180,269
Warrant modification expense	639,012	-
Change in marketable securities	882	(188)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	84,206	(172,680)
Accounts payable and accrued liabilities	51,279	98,698
Deferred revenue	157,690	(22,310)
Net cash used in operating activities	(656,376)	(873,860)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(52,418)
Net cash used in investing activities	-	(52,418)

Cash Flows From Financing Activities
Proceeds from notes payable	73,116	-
Issuances of Common shares, net of offering costs	-	2,996,911
Net cash provided by financing activities	73,116	2,996,911

Effect of foreign exchange rate on cash	(122,185)	13,337

Net decrease in cash and restricted cash	(705,445)	2,083,970

Cash and restricted cash - beginning	2,982,444	1,798,895

Cash and restricted cash - ending	$2,276,999	$3,882,865

Cash	$1,370,162	$2,954,380
Restricted cash	906,837	928,485
Total	$2,276,999	$3,882,865

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

Note 2 – Liquidity and going concern

The Company has incurred continuing losses from its operations and negative operating cash flows from operations and as of June 30, 2020, the Company had an accumulated deficit of $10,501,222 and working capital of $714,644.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. On May 6, 2020, the Company obtained a Paycheck Protection Program loan (the “PPP Loan”) for $73,116. The loan has a fixed interest rate of 1%, requires the Company to make seventeen (17) monthly payments, after a deferral period, and has a maturity date of May 6, 2022.

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

(Stated in USD)

(Unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2019, as filed with the SEC on April 14, 2020. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2020.

The accompanying condensed consolidated financial statements include the accounts of Western and its wholly-owned subsidiaries, Western Uranium Corp. (Utah), PRM, Black Range, Black Range Copper Inc., Ranger Resources Inc., Black Range Minerals Inc., Black Range Minerals Colorado LLC, Black Range Minerals Wyoming LLC, Haggerty Resources LLC, Ranger Alaska LLC, Black Range Minerals Utah LLC, Black Range Minerals Ablation Holdings Inc. and Black Range Development Utah LLC. All inter-company transactions and balances have been eliminated upon consolidation.

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

(Stated in USD)

(Unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies, CONTINUED

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Fair Values of Financial Instruments

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of June 30, 2020	$1,877	$-	$-

Marketable securities as of December 31, 2019	$2,759	$-	$-

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2020 and December 31, 2019, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the periods June 30, 2020 and 2019. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies, continUED

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of diluted net loss per share for the three and six months ended June 30, 2020 and 2019 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Six Months Ended June 30,
	2020	2019
Warrants to purchase common shares	8,591,825	8,838,701
Options to purchase common shares	2,808,000	2,416,664
Total potentially dilutive securities	11,399,825	11,255,365

Warrant Modification Expense

In accordance with ASC 718, a modification of the terms or conditions of an equity award shall be treated as an exchange of the original award for a new award. The incremental cost is measured as the excess of the fair value of the modified award determined in accordance with ASC 718 over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors. The resulting difference is recorded as a warrant modification expense. See Note 8 for additional information.

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

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which clarifies that an entity must measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. ASU 2019-08 is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. The Company has evaluated that ASU 2019-08- does not have a material effect on its condensed consolidated financial statements.

In June 2020, the American Institute of Certified Public Accountants in conjunction with FASB developed Technical Question and Answer (“TQA”) 3200.18, “Borrower Accounting for a Forgivable Loan Received Under the Small Business Administration Paycheck Protection Program”, which intended to provide clarification on how to account for PPP loans under ASC 470, “Debt” or, if the entity is expected to meet PPP eligibility criteria and the PPP loan is expected to be forgiven, the entity may account for the loans under IAS 20, “Accounting for Government Grants and Disclosure of Government Assistance”. The Company has elected to account for PPP loan proceeds under ASC 470 as allowed by TQA 3200.18.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 4 – MINERAL ASSETS equipment, and Kinetic separation INTELLECTUAL PROPERTY AND OTHER PROPERTY

Recent Accounting Standards, continued

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of June 30, 2020 include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of June 30, 2020 include Hansen, North Hansen, High Park, and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado and Wyoming. All of the mining assets represent properties which have previously been mined to different degrees for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mineral properties and equipment and kinetic separation intellectual property are:

	As of
	June 30, 2020	December 31, 2019
Mineral properties and equipment	$11,740,836	$11,746,150
Kinetic separation intellectual property	$9,488,051	$9,488,051

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

On June 23, 2020, the same entity as discussed above elected to extend the oil and gas lease easement for three additional years commencing on the date the lease would have previously expired.

During the three months ended June 30, 2020 and 2019 the Company recognized aggregate revenue of $11,155 and $11,155 and for the six months ended June 30, 2020 and 2019, the Company recognized aggregate revenue of $22,310 and $22,310, respectively, under these oil and gas lease arrangements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 4 – MINERAL ASSETS equipment, and Kinetic separation INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of June 30, 2020 and December 31, 2019, to be approximately $906,837 and $897,662, respectively. On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine, and its related restricted cash are included in current liabilities, and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of June 30, 2020 and December 31, 2019 of $301,314 and $294,228, respectively. The gross reclamation liabilities as of June 30, 2020 and December 31, 2019 are secured by financial warranties in the amount of $906,837 and $897,662, respectively.

Reclamation liability activity for the six months ended June 30, 2020 and 2019 consists of:

	For the Six Months Ended June 30,
	2020	2019
Beginning balance	$294,228	$224,645
Accretion	7,086	8,528
Additions	-	-
Ending Balance	$301,314	$233,173

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 4 – MINERAL ASSETS equipment, and Kinetic separation INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

Van 4 Mine Permitting Status

A prior owner of the Company’s Van 4 Mine had been granted a first Temporary Cessation from reclamation of the mine by the Colorado Mined Land Reclamation Board (“MLRB”) which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second five-year Temporary Cessation for the Van 4 Mine. Thereafter, the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing must include all of the parties in the proceeding. The plaintiff organizations are seeking for the court to set aside the board order granting a second five-year Temporary Cessation period to PRM for the Van 4 Mine. The Colorado state Attorney General was defending this action in the Denver Colorado District Court. On May 8, 2018, the Denver Colorado District Court ruled in favor, whereby the additional five-year temporary cessation period was granted. The Plaintiffs appealed this ruling to the Colorado Court of Appeals and on July 25, 2019 the ruling was reversed, whereby the additional five-year temporary cessation period should not have been granted. Thereafter, the MLRB and the Colorado Attorney General advised Western that it will not make an additional appeal of the ruling. Further, the time period for an appeal has passed. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 Mine into reclamation. On January 22, 2020, the MLRB held a hearing and afterward on March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has commenced reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property.

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue is the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter has been delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3 to 1 decision which acknowledged that the work completed at the Sunday Mines under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits had been changed to Active effective June 10, 2019, the original date on which the change of the status was approved.

NOTE 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of
	June 30, 2020	December 31, 2019
Trade accounts payable	$491,447	$404,015
Accrued liabilities	159,169	195,322
Total accounts payable and accrued liabilities	$650,616	$599,337

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

Note 6 – LOAN Notes Payable

Paycheck Protection Program Loan

On May 6, 2020, the Company obtained a PPP Loan for $73,116. The loan has a fixed interest rate of 1%, requires the Company to make seventeen (17) monthly payments, after a seven month deferral period, and has a maturity date of May 6, 2022. A portion of the loan principal is eligible for forgiveness to the extent that the proceeds are utilized toward permissible expenditures within the initial period. The Company plans to apply for forgiveness after the final updates to the PPP Program are announced.

NOTE 7 – COMMITMENTS

Supply Contract

In December 2015, the Company signed a uranium concentrates supply agreement with a major U.S. utility company for delivery commencing in 2018 and continuing for a five year period through 2022. As the Company does not possess saleable uranium, a partial assignment agreement was put in place whereby the assignee accepted the Company’s right to the Year 1 delivery of 125,000 pounds of natural uranium concentrates. The Year 1 delivery was made during 2018 and the assignee was paid in full consideration under the agreement. The Company did not recognize any gain or loss on this transaction. In Year 2, a partial assignment agreement was put in place whereby the assignee accepted the Company’s right to the Year 2 delivery of 125,000 pounds of natural uranium concentrates. The Year 2 delivery was made during 2019 and the assignee was paid in full consideration under the agreement. The Company did not recognize any gain or loss on this transaction. The Company and the U.S. utility customer mutually agreed to cancel the Year 3 delivery, rather than pursue a partial assignment; there will be no delivery during 2020.

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

NOTE 8 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to receive rateably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common shares are entitled to share rateably in all assets of the Company that are legally available for distribution. As of June 30, 2020 and December 31, 2019, an unlimited number of common shares were authorized for issuance.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 8 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Incentive Stock Option Plan, continued

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of June 30, 2020, a total of 30,083,747 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 3,008,375.

On January 6, 2020, the Company granted options under the Plan for the purchase of an aggregate of 600,000 common shares to five individuals consisting of directors, officers, and consultants of the Company. The options have a five year term, an exercise price of CAD $1.03 (US $0.76 as of June 30, 2020) and vest equally in thirds commencing initially on the date of grant and thereafter on January 31, 2020, and June 30, 2020.

Stock Options

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value (USD)	Intrinsic Value (USD)
Outstanding - January 1, 2020	2,208,000	$1.56	3.01	$0.41
Granted	600,000	$0.76	4.52	$0.76
Expired, forfeited, or cancelled	-
Outstanding – June 30, 2020	2,808,000	$1.33	2.94	$0.37	-
Exercisable – June 30, 2020	2,808,000	$1.33	2.94	$0.37	-

The Company’s stock based compensation expense related to stock options for the three months ended June 30, 2020 and 2019 was $50,766 and $180,269 and for the six months ended June 30, 2020 and 2019 was $204,808 and $180,269, respectively. As of June 30, 2020, the Company had $0 in unamortized stock option expense.

The Company utilized the Black-Scholes option pricing model to determine the fair value of these stock options, using the assumptions as outlined below.

January 6, 2020
Stock Price	CAD $1.03
Exercise Price	CAD $1.03
Number of Options Granted	600,000
Dividend Yield	0%
Expected Volatility	90.5%
Weighted Average Risk-Free Interest Rate	1.61%
Expected life (in years)	2.6

Warrants

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2020	8,602,913	$1.51
Issued	-	-
Expired	(11,088)	0.84
Outstanding – June 30, 2020	8,591,825	$1.44	1.32	$-
Exercisable – June 30, 2020	8,591,825	$1.44	1.32	$-

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 8 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Warrant Extension

On April 20, 2020, the Company announced the extension by nine months of the common share purchase warrants (the “Warrants”) issued to investors in non-brokered private placements that closed on May 4, June 30, and August 9, 2018 (the “2018 Private Placements”) and the amendment of the trigger price in the acceleration clause of each Warrant. A total of 2,671,116 Warrants were amended. The Company performed a Black Scholes valuation on the warrants both pre modification and post modification. The warrant modification expense amounted to $639,012.

The Company performed a Black-Scholes valuation on the warrants both pre-modification and post-modification, using the assumptions listed below.

	May 2018 – Prior to Modification	May 2018 – Post Modification	July 2018 – Prior to Modification	July 2018 – Post Modification	August 2018 – Prior to Modification	August 2018 – Post Modification
Stock Price	CAD $0.80	CAD $0.80	CAD $0.80	CAD $0.80	CAD $0.80	CAD $0.80
Exercise Price	CAD $1.15	CAD $1.15	CAD $1.15	CAD $1.15	CAD $1.15	CAD $1.15
Number of Warrants Modified	454,811	454,811	1,262,763	1,262,763	953,544	953,544
Dividend Yield	0%	0%	0%	0%	0%	0%
Expected Volatility	106.8%	106.8%	106.8%	106.8%	106.8%	106.8%
Weighted Average Risk-Free Interest Rate	0.15%	0.15%	0.15%	0.15%	0.15%	0.15%
Expected life (in years)	0.04	0.79	0.27	1.02	0.30	1.05

Each Warrant initially entitled the holder to purchase one common share in the capital of the Company at a price of $1.15 CAD at any time prior to May 4, July 30, and August 9, 2020, respectively. Each of these dates has been extended by nine months from their respective expiration dates such that the Warrants will now expire on February 4, April 30, and May 9, 2021, respectively. Additionally, each Warrant originally contained an acceleration clause that allowed the Company to accelerate the expiration date of the Warrant if the closing price of the Company’s common shares was equal to or greater than $2.50 CAD for a period of five consecutive trading days. The Company amended this clause by lowering the trigger price from $2.50 CAD to $1.83 CAD.

Note 9 – Mining Expenditures

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Permits	$20,944	$66,940	$56,156	$109,322
Maintenance	-	17,500	-	18,964
Mining Costs	35,459	-	233,513	-
Royalties	1,352	-	2,802	-
	$57,755	$84,440	$292,471	$128,286

NOTE 10 – Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $344,715 as of June 30, 2020) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $344,715 and $351,099 as of June 30, 2020 and December 31, 2019, respectively.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 11 – FINANCIAL INSTRUMENTS

Foreign Currency Risk

Foreign currency risk is the risk that changes in the rates of exchange on foreign currencies will impact the financial position or cash flows of the Company. The Company’s reporting currency is the United States Dollar. The functional currency for Western Uranium & Vanadium Corp. standalone entity is the Canadian dollar. The Company is exposed to foreign currency risks in relation to certain activity that is to be settled in Canadian funds. Management monitors its foreign currency exposure regularly to minimize the risk of an adverse impact on its cash flows.

Concentration of Credit Risk

Concentration of credit risk is the risk of loss in the event that certain counterparties are unable to fulfill their obligations to the Company. The Company limits its exposure to credit loss on its cash and restricted cash by placing its cash with high credit quality financial institutions. The Company does not have any cash in excess of federally insured limits.

Liquidity Risk

Liquidity risk is the risk that the Company’s condensed consolidated cash flows from operations will not be sufficient for the Company to continue operating and discharge is liabilities. The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to obtain financing, either in the form of debt or equity, or achieving profitable operations in order to satisfy its liabilities as they come due. As of June 30, 2020, the Company had a working capital of $714,644 and cash on hand of $1,370,162.

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

Note 12 – COVID-19

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

On August 18, 2014, the Company closed on the purchase of certain mining properties in Colorado and Utah from Energy Fuels Holding Corp. Assets purchased included both owned and leased lands in Utah and Colorado and all represent properties that have been previously mined for uranium to varying degrees in the past. The acquisition included the purchase of the Sunday Mine Complex. The Sunday Mine Complex is located in western San Miguel County, Colorado. The complex consists of the following five individual mines: the Sunday mine, the Carnation mine, the Saint Jude mine, the West Sunday mine and the Topaz mine. The operation of each of these mines requires a separate permit and all such permits have been obtained by Western and are currently valid. In addition, each of the mines has good access to a paved highway, electric power to existing declines, office/storage/shop and change buildings, and extensive underground haulage development with several vent shafts complete with exhaust fans. These properties were formerly secured by a first priority interest collateralizing a $500,000 promissory note which was paid in full on August 31, 2018 and thus the properties are now held free and clear of encumbrances. The Sunday Mine Complex is the Company’s core resource property and was assigned active status effective June 2019.

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

Recent Developments

Kinetic Separation Licensing

During 2016, the Company submitted documentation to the Colorado Department of Public Health and Environment (“CDPHE”) for a determination ruling regarding the type of license which may be required for the application of Kinetic Separation at the Sunday Mine Complex within the state of Colorado. During May and June of 2016, CDPHE held four public meetings in several cities in Colorado as part of the process. On July 22, 2016 CDPHE closed the comment period. In connection with this matter, the CDPHE consulted with the United States Nuclear Regulatory Commission (“NRC”). In response, the CDPHE received an advisory opinion dated October 16, 2016, which did not contain support for the NRC’s opinion and with which the Company’s regulatory counsel does not agree. NRC’s advisory opinion recommended that Kinetic Separation should be regulated as a milling operation but did recognize that there may be exemptions to certain milling regulatory requirements because of the benign nature of the non-uranium bearing sands produced after Kinetic Separation is completed on uranium-bearing ores. On December 1, 2016, the CDPHE issued a determination that the proposed Kinetic Separation operations at the Sunday Mine must be regulated by the CDPHE through a milling license. The 2018 increase in the blended uranium/vanadium price has brought the Company closer to production. Beginning in 2017, the Company’s regulatory counsel has prepared significant documentation in preparation for a prospective submission. On September 13, 2019, the Company’s regulatory counsel submitted a white paper to the NRC entitled Recommendations on the Proper Legal and Policy Interpretation for Using Kinetic Separation Processes at Uranium Mine Sites. On July 24, 2020, the NRC staff responded with a letter in support of the original conclusion; Western’s regulatory counsel is evaluating alternatives.

Sunday Mine Complex Vanadium Project Supplementary Requirements

On June 18, 2019, The Colorado Division of Reclamation, Mining and Safety (CDRMS) issued a letter indicating limited supplementary requirements prior to the removal of material (ore) from the Sunday Mine Complex underground workings and further offsite handling. In a follow-up meeting on Monday, August 5, 2019, the Company agreed to construct an ore pad on the surface before stockpiling or storing ore outside the mine and acquire certification that the storm drainage system was constructed in accordance with the existing plan prior to the removal of ore from the SMC. On August 15, 2019, the Company sent a response letter to CDRMS providing the requested additional information regarding the reopening of the Sunday Mine Complex mines. On September 18, 2019, the CDRMS issued a letter indicating that activities at the Sunday Mines do not meet the definition of a “Mining Operation” and thus at this time, the Division does not consider the permits in active status. In the letter, CDRMS reiterated that prior to the removal of ore material from the mines and upgrading to an active status, the CDRMS surface requirements needed to be completed, inspected and accepted by CDRMS. The CDRMS further noted requirements that would apply to Western’s proposed off-site kinetic separation test facility. On April 9, 2020, CDRMS issued a letter acknowledging that the Construction Completion Reports and As-Built Certifications for the ore storage pads have been reviewed and accepted. It was further noted that prior to ore being removed and placed on the ore pad an inspection would still need to be completed, but due to COVID-19 the CDRMS staff were subject to a no-travel policy under the Governor’s Stay-at-Home Order. Hence, CDRMS offered an alternative remote procedure requiring extensive photo documentation and a signed affidavit from both the manufacturer and installation crew certifying that the ore pad liner was installed in accordance with the approved Environmental Protection Plan. Additional requirements included the submission of a comprehensive hydrogeology report and completion of the Sunday Mine Complex MLRB permit hearing process. With this approval, Western has now completed every project, study, and submission stipulated as required under the existing Environmental Protection Plan by CDMRS, and all submissions have been made. The hydrogeology report is currently being reviewed by CDMRS and approval is needed to conduct mining activities below the static groundwater level or to affect ground or surface waters.

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue is the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4), with very different facts that is retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but, this matter has been delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3 to 1 decision which acknowledged that the work completed at the Sunday Mines under Division of Reclamation, Mining and Safety (DRMS) oversight was timely and sufficient for Western to maintain these permits. In a subsequent letter dated July 30, 2020, the DRMS notified the Company that the status of the five permits had been changed to Active effective June 10, 2019, the original date on which the change of status was approved.

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

The MLRB and the Colorado Attorney General advised Western that it will not make an additional appeal of the ruling. Further, the time period for an appeal has passed. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 Mine into reclamation. On January 22, 2020, the MLRB held a hearing and on March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, revoking the permit and ordered commencement of final reclamation. The Company has commenced reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property.

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

In accordance with ASC 178-20-35-3, the Company must record a warrant modification expense to account for the effects of these amendments to the original terms. See Note 8 for more information.

Each Warrant currently entitles the holder to purchase one common share in the capital of the Company at a price of $1.15 CAD at any time prior to May 4, June 30, and August 9, 2020, respectively. Each of these dates has been extended by nine months such that the Warrants will expire on February 4, April 30, and May 9, 2021, respectively. Additionally, each Warrant originally contained an acceleration clause that allowed the Company to accelerate the expiration date of the warrant if the closing price of the Company’s common shares was equal to or greater than $2.50 CAD for a period of five consecutive trading dates. The Company is amending this clause by lowering the trigger price from $2.50 CAD to $1.83 CAD. The Company performed a Black-Scholes analysis to determine the fair value of the Warrants using the pre-modification terms and the post-modification terms on the date of modification. Based on the Company’s analysis performed, the Company recorded a warrant modification expense of $639,012 on April 20, 2020.

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

On April 23, 2020, the DoE released the NFWG report entitled “Restoring America’s Competitive Nuclear Energy Advantage – A strategy to assure U.S. national security”. The report outlines a strategy for the reestablishment of critical capabilities and direct support to the front end of the U.S. domestic nuclear fuel cycle. The Summary of Measures included the following which could benefit U.S. uranium miners: direct purchases of uranium by establishing a Uranium Reserve, ending DoE’s program which barters uranium and reevaluates DoE’s Excess Uranium Inventory Management Policy, creating a level playing field for all energy sources in power markets, streamlining regulatory reform and land access for uranium dumping in the U.S. market. The NFWG finding and recommendations presented by the DoE are a positive outcome for U.S. uranium miners; however, the ultimate outcome and timing remains uncertain as this is a continuing process requiring approvals and budget appropriation from Congress and implementation by U.S. government agencies, and further participation by the Trump Administration. Presently, Western is one of the very few uranium companies holding previously producing, permitted, and developed mines in the United States and thus well positioned to benefit in the short-term from a favorable determination.

Implementation of the NFWG recommendations remains an ongoing process. During July 2020, the U.S. House Committee on Appropriations has decided not to provide $150 million uranium reserve funding for fiscal 2021. Instead the DoE was given 180 days to develop and submit the uranium reserve plan. Subsequently, Senator Barrasso introduced a bill into the U.S. Senate entitled the “The American Nuclear Infrastructure Act of 2020 and Representatives Latta and Cheney introduced a bill to the U.S. House entitled the Nuclear Prosperity and Security Act. These bills implement the key provisions of the NFWG report’s recommendations; both include the creation of a national uranium reserve. In parallel, the preparation of a Congressional report by the DoE on Key Challenges in Reconstituting Uranium Mining and Conversion Capabilities in the United States remains ongoing and is anticipated to be completed later this year. The Department of Commerce (“DoC”) is evaluating an extension of the Russian Suspension Agreement which sets quotas on imports of Russian uranium into the U.S. An extension of the agreement was among the NFWG’s recommendations, the agreement expires this year and multiple Senators have called for the DoC to reduce imports of Russian uranium to below existing limits.

Paycheck Protection Program Loan

On May 6, 2020, the Company obtained a Paycheck Protection Program loan (the “PPP Loan”) for $73,116. The loan has a fixed interest rate of 1%, requires the Company to make seventeen (17) monthly payments, after a deferral period, and has a maturity date of May 6, 2022. A portion of the loan principal is eligible for forgiveness to the extent that the proceeds are utilized toward permissible expenditures within the initial period. The Company plans to apply for forgiveness after the final updates to the PPP program are announced.

Employment Agreement

On June 15, 2020, the Company provided the 90 day required notice to its Chief Financial Officer that his October 2017 employment agreement will be terminated at the end of September 2020. The notice offered the discussion of a new agreement, but those discussions have not commenced.

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

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Lease revenue	$11,155	$11,155	$22,310	$22,310

Expenses
Mining expenditures	57,755	84,440	292,471	128,286
Professional fees	111,421	94,316	185,177	187,633
General and administrative	280,383	244,406	669,780	619,379
Consulting fees	8,882	33,680	36,822	48,680
Total operating expenses	458,441	456,842	1,184,250	983,978

Operating loss	(447,286)	(445,687)	(1,161,940)	(961,668)

Interest expense, net	1,885	2,912	5,701	5,806
Warrant modification expense	639,012	-	639,012	-

Net loss	(1,088,183)	(448,599)	(1,806,653)	(967,474)

Other Comprehensive (expense) income
Foreign exchange (loss) gain	(37,358)	(680)	(115,801)	14,599
Comprehensive Loss	(1,125,541)	(449,279)	(1,922,454)	(952,875)
Net loss per share - basic and diluted	$(0.04)	$(0.02)	$(0.06)	$(0.03)

Three Months Ended June 30, 2020 as Compared to the Three Months Ended June 30, 2019

Summary:

Our condensed consolidated net loss for the three months ended June 30, 2020 and 2019 was $1,088,183 and $448,599 or $(0.04) and $(0.02) per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the three months ended June 30, 2020 and 2019 was $1,125,541 and $449,279, respectively.

Revenue

Our revenue for the three months ended June 30, 2020 and 2019 was $11,155 and $11,155, respectively. This revenue resulted from lease revenue pursuant to a July 18, 2017 oil and gas lease agreement, February 2, 2018 pipeline easement, and July 1, 2018 right-of-way agreement. This revenue is derived from a non-core property acquired in the Black Range Minerals acquisition. The counterparties are from the oil and gas industry.

Mining Expenditures

Mining expenditures for the three months ended June 30, 2020 were $57,755 as compared to $84,440 for the three months ended June 30, 2019. The decrease in mining expenditures of $26,685, or 31.6% was principally attributable to disproportionately larger mining expenditures at the initiation of the Sunday Mine Complex project last year during the second quarter.

Professional Fees

Professional fees for the three months ended June 30, 2020 were $111,421 as compared to $94,316 for the three months ended June 30, 2019. The increase in professional fees of $17,105, or 18.1% was due to an in increase in accounting and audit fees during the current quarter because of delays caused by the COVID-19 outbreak in the completion and filing of the Company’s December 31, 2019 10-K. In 2019, these costs were recognized in the first quarter.

General and Administrative

General and administrative expenses for the three months ended June 30, 2020 were $280,383 as compared to $244,406 for the three months ended June 30, 2019. The increase in general and administrative expense of $35,977, or 14.7% is due to an increase in stock-based compensation expense of $47,094 during the current quarter. In 2019, these costs were recognized in the first quarter.

Consulting Fees

Consulting fees for the three months ended June 30, 2020 were $8,882 as compared to $33,680 for the three months ended June 30, 2019. The decrease in consulting fees of $24,798, or 73.6% was due to the Company’s hiring a consultant during the current quarter and paying another consultant for an additional month during the corresponding 2019 quarter.

Interest Expense, net

Interest expense, net, for the three months ended June 30, 2020 was $1,885 as compared to $2,912 for the three months ended June 30, 2019. The decrease of interest expense, net, of $1,027, or 35.3% was attributable to recognizing $2,910 of reclamation liabilities for the three months ended June 30, 2020 as compared to $3,566 recognized for the three months ended June 30, 2019.

Foreign Exchange

Foreign exchange gain (loss) for the three months ended June 30, 2020 was $(37,358) as compared to $(680) for the three months ended June 30, 2019. The increase of the foreign exchange loss of $36,678 is primarily due to holding cash balances in Canadian Dollars and the translation loss from using United Stated Dollars as the reporting currency.

Six Months Ended June 30, 2020 as Compared to the Six Months Ended June 30, 2019

Summary:

Our condensed consolidated net loss for the six months ended June 30, 2020 and 2019 was $1,806,653 and $967,474 or $(0.06) and $(0.03) per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the six months ended June 30, 2020 and 2019 was $1,922,454 and $952,875, respectively.

Revenue

Our revenue for the six months ended June 30, 2020 and 2019 was $22,310 and $22,310, respectively. This revenue resulted from lease revenue pursuant to a July 18, 2017 oil and gas lease agreement, February 2, 2018 pipeline easement, and July 1, 2018 right-of-way agreement. This revenue is derived from a non-core property acquired in the Black Range Minerals acquisition. The counterparties are from the oil and gas industry.

Mining Expenditures

Mining expenditures for the six months ended June 30, 2020 were $292,471 as compared to $128,286 for the six months ended June 30, 2019. The increase in mining expenditures of $164,185, or 128.0% was principally attributable to costs related to storm water control structure, hydrological and ore pad construction, and engineering and permitting costs for the Sunday Mine Complex, which accumulated to $160,687 during the current period.

Professional Fees

Professional fees for the six months ended June 30, 2020 were $185,177 as compared to $187,633 for the six months ended June 30, 2019. Professional fees were comparable between the year-over-year periods, decreasing by $2,456, or 1.3%.

General and Administrative

General and administrative expenses for the six months ended June 30, 2020 were $669,780 as compared to $619,379 for the six months ended June 30, 2019. The increase in general and administrative expense of $50,401, or 8.1% is due to payroll additions during the current period and the timing of the stock based compensation expense. These increases were partially offset by reduced travel due to COVID-19 restrictions.

Consulting Fees

Consulting fees for the six months ended June 30, 2020 were $36,822 as compared to $48,680 for the six months ended June 30, 2019. The decrease in consulting fees of $11,858, or 24.4% was principally due to the Company’s hiring a consultant during the current period.

Interest Expense, net

Interest expense, net, for the six months ended June 30, 2020 was $5,701 as compared to $5,806 for the six months ended June 30, 2019. The decrease of interest expense, net, of $105, or 1.8% was comparable between the year-over-year periods.

Foreign Exchange

Foreign exchange (loss) gain for the six months ended June 30, 2020 was $(115,801) as compared to $14,599 for the six months ended June 30, 2019. The decrease of the foreign exchange (loss) gain of $130,400 is primarily due to the translation loss from using United States Dollars as the reporting currency.

Liquidity and Capital Resources

The Company’s cash balance as of June 30, 2020 was $1,370,162. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfilment of its public company reporting responsibilities. Management believes that in order to finance the development of the mining properties and Kinetic Separation, the Company will be required to raise additional capital by way of debt and/or equity. The Company could potentially require additional capital in 2020 if the scope of the Sunday Mine Complex expands. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash used in operating activities

Net cash used in operating activities was $656,376 for the six months ended June 30, 2020, as compared with $873,860 for the six months ended June 30, 2019. Of the $656,376 in net cash used in operating activities, $1,806,653 is derived from our net loss before non-cash adjustments. During the six months ended June 30, 2020, $7,086 represented an increase in accretion of reclamation liability, $204,808 represented an increase in stock based compensation, $84,206 represented an increase in prepaid expenses and other current assets, $51,279 represented an increase in accounts payable and accrued expenses, and $157,690 represented an increase in deferred revenue.

Net cash used in investing activities

Net cash used in investing activities was $0 for the six months ended June 30, 2020, as compared with $52,418 for the six months ended June 30, 2019. This capital expenditure represents the initiation of expenditures needed to re-open the Sunday Mine Complex.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2020 and 2019 were $73,116 and $2,996,911, respectively. The Company applied for and received $73,116 in the form of a PPP Loan on May 6, 2020 from the Small Business Association, as discussed above.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of June 30, 2020 and December 31, 2019, to be approximately $906,837 and $897,662, respectively. On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine, and its related restricted cash are included in current liabilities, and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of June 30, 2020 and December 31, 2019 of $301,314 and $294,228, respectively. The gross reclamation liabilities as of June 30, 2020 and December 31, 2019 are secured by financial warrantees in the amount of $906,837 and $897,662, respectively.

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

A permit hearing for the Sunday Mine Complex was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3 to 1 decision which acknowledged that the work completed at the Sunday Mines under Division of Reclamation, Mining, and Safety (“DRMS”) oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits had been changed to Active effective June 10, 2019, the original date on which the change of status was approved.

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $344,715 as of June 30, 2020) to Seller within 60 days of the first commercial application of the Kinetic Separation. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $344,715 and $351,099 as of June 30, 2020 and December 31, 2019, respectively.

Going Concern

The Company has incurred continuing losses from its operations and as of June 30, 2020, the Company had an accumulated deficit of $10,501,222 and working capital of $714,644.

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

Off Balance Sheet Arrangements

As of June 30, 2020, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020, due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of June 30, 2020, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any unregistered sales of equity securities during the quarter ended June 30, 2020.

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

WESTERN URANIUM &VANADIUM CORP.

Date: August 14, 2020	By:	/s/ George Glasier
George Glasier
Chief Executive Officer (Principal executive officer)

Date: August 14, 2020	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal financial and accounting officer)