Form 10-Q
period 2020-09-30
Western Uranium & Vanadium Corp.
filed 2020-11-16
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As November 16, 2020, 30,083,747 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in USD)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$818,630	$2,084,782
Restricted cash, current portion	75,057	75,057
Prepaid expenses	146,642	189,818
Marketable securities	1,727	2,759
Other current assets	49,628	25,345
Total current assets	1,091,684	2,377,761

Restricted cash, net of current portion	831,841	822,605
Mineral properties and equipment	11,738,179	11,746,150
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$23,149,755	$24,434,567

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$505,509	$599,337
Reclamation liability, current portion	75,057	75,057
Loan payable	73,116	-
Deferred revenue, current portion	64,620	24,620
Total current liabilities	718,302	699,014

Reclamation liability, net of current portion	231,596	219,171
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	358,401	351,099
Deferred revenue, net of current portion	129,635	23,100

Total liabilities	4,146,821	4,001,271

Commitments

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 30,084,053 and 30,084,053 shares issued as of September 30, 2020 and December 31, 2019, respectively and 30,083,747 and 30,083,747 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	29,886,367	29,042,547
Treasury shares, 306 and 306 shares held in treasury as of September 30, 2020 and December 31, 2019, respectively	-	-
Accumulated deficit	(10,867,655)	(8,694,569)
Accumulated other comprehensive income	(15,778)	85,318
Total shareholders’ equity	19,002,934	20,433,296
Total liabilities and shareholders’ equity	$23,149,755	$24,434,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Lease revenue	$11,155	$11,155	$33,465	$33,465

Expenses
Mining expenditures	53,166	270,031	345,637	398,317
Professional fees	67,356	131,228	252,533	318,861
General and administrative	241,300	279,849	911,080	899,228
Consulting fees	10,846	45,181	47,668	93,861
Total operating expenses	372,668	726,289	1,556,918	1,710,267

Operating loss	(361,513)	(715,134)	(1,523,453)	(1,676,802)

Interest expense, net	4,920	2,267	10,621	8,073
Warrant modification expense	-	-	639,012	-

Net loss	(366,433)	(717,401)	(2,173,086)	(1,684,875)

Other comprehensive (expense) income
Foreign exchange (loss) gain	14,705	22,623	(101,096)	37,222

Comprehensive loss	$(351,728)	$(694,778)	$(2,274,182)	$(1,647,653)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.07)	$(0.06)

Weighted average shares outstanding, basic and diluted	30,083,747	30,083,747	30,083,747	28,460,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

(Unaudited)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income	Total

Balance as of January 1, 2020	30,083,747	$29,042,547	306	$-	$(8,694,569)	$85,318	$20,433,296

Stock based compensation - stock options	-	154,042	-	-	-	-	154,042
Foreign exchange gain	-	-	-	-	-	(78,443)	(78,443)
Net loss	-	-	-	-	(718,470)	-	(718,470)

Balance as of March 31, 2020	30,083,747	$29,196,589	306	$-	$(9,413,039)	$6,875	$19,790,425

Stock based compensation - stock options	-	50,766	-	-	-	-	50,766
Warrant modification expense	-	639,012	-	-		-	639,012
Foreign Exchange gain	-	-	-	-	-	(37,358)	(37,358)
Net Loss	-	-	-	-	(1,088,183)	-	(1,088,183)

Balance as of June 30, 2020	30,083,747	$29,886,367	306	$-	$(10,501,222)	$(30,483)	$19,354,662

Stock based compensation - stock options	-	-	-	-	-	-	-
Foreign Exchange gain	-	-	-	-	-	-	-
Net Loss	-	-	-	-	(366,433)	14,705	(351,728)

Balance as of September 30, 2020	30,083,747	$29,886,367	306	$-	$(10,867,655)	$(15,778)	$19,002,934

Balance as of January 1, 2019	25,976,837	25,865,367	306	-	(6,584,342)	41,832	19,322,857

Stock based compensation - stock options	-	180,269	-	-	-	-	180,269
Foreign exchange gain	-	-	-	-	-	15,279	15,279
Net loss	-	-	-	-	(518,875)	-	(518,875)

Balance as of March 31, 2019	25,976,837	$26,045,636	306	$-	$(7,103,217)	$57,111	$18,999,530

Private Placement - April 16, 2019	3,914,632	2,856,356	-	-	-	-	2,856,356
Private Placement - June 17, 2019	192,278	140,555	-	-	-	-	140,555
Foreign exchange gain	-	-	-	-	-	(680)	(680)
Net loss	-	-	-	-	(448,599)	-	(448,599)

Balance as of June 30, 2019	30,083,747	$29,042,547	306	$-	$(7,551,816)	$56,431	$21,547,162

Foreign exchange gain	-	-	-	-	-	22,623	22,623
Net loss	-	-	-	-	(717,401)	-	(717,401)

Balance as of September 30, 2019	30,083,747	$29,042,547	306	$-	$(8,269,217)	$79,054	$20,852,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(2,173,086)	$(1,684,875)
Reconciliation of net loss to cash used in operating activities:
Depreciation	7,971	3,954
Accretion of and additions to reclamation liability	12,425	11,289
Stock based compensation	204,808	180,269
Warrant modification expense	639,012	-
Change in marketable securities	1,032	(144)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	18,893	(77,528)
Accounts payable and accrued liabilities	(93,828)	115,983
Deferred revenue	146,535	(33,465)
Net cash used in operating activities	(1,236,238)	(1,484,517)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(71,041)
Net cash used in investing activities	-	(71,041)

Cash Flows From Financing Activities
Proceeds from loan payable	73,116	-
Issuances of Common shares, net of offering costs	-	2,996,911
Net cash provided by financing activities	73,116	2,996,911

Effect of foreign exchange rate on cash	(93,794)	35,960

Net decrease in cash and restricted cash	(1,256,916)	1,477,313

Cash and restricted cash - beginning	2,982,444	1,798,895

Cash and restricted cash - ending	$1,725,528	$3,276,208

Cash	$818,630	$2,378,911
Restricted cash	906,898	897,297
Total	$1,725,528	$3,276,208

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

The Company’s registered office is located at 330 Bay Street, Suite 1400, Toronto, Ontario, Canada, M5H 2S8 and its common shares are listed on the CSE under the symbol “WUC.” On April 22, 2016, the Company’s common shares began trading on the OTC Pink Open Market, and on May 23, 2016, the Company’s common shares were approved for trading on the OTCQX Best Market. Its principal business activity is the acquisition and development of uranium and vanadium resource properties in the states of Utah and Colorado in the United States of America (“United States”).

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

Note 2 – Liquidity and going concern

The Company has incurred continuing losses from its operations and negative operating cash flows from operations and as of September 30, 2020, the Company had an accumulated deficit of $10,867,655 and working capital of $373,382.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. On May 6, 2020, the Company obtained a Paycheck Protection Program loan (the “PPP Loan”) of $73,116. The loan has a fixed interest rate of 1%, requires the Company to make seventeen (17) monthly payments, after a deferral period, and has a maturity date of May 6, 2022.

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

(Stated in USD)

(Unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2019, as filed with the SEC on April 14, 2020. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2020.

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

Fair Values of Financial Instruments

The carrying amounts of cash, restricted cash, accounts payable, accrued liabilities, and loan payable approximate their fair value due to the short-term nature of these instruments. Marketable securities are adjusted to fair value at each balance sheet date based on quoted prices which are considered level 1 inputs. The Company’s operations and financing activities are conducted primarily in United States dollars and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and restricted cash, but mitigates this risk by keeping these deposits at major financial institutions.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Fair Values of Financial Instruments (continued)

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of September 30, 2020	$1,727	$-	$-

Marketable securities as of December 31, 2019	$2,759	$-	$-

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2020 and December 31, 2019, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the periods ended September 30, 2020 and 2019. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies, continueD

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of diluted net loss per share for the three and nine months ended September 30, 2020 and 2019 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Nine Months Ended September 30,
	2020	2019
Warrants to purchase common shares	8,533,582	8,818,390
Options to purchase common shares	2,808,000	2,356,666
Total potentially dilutive securities	11,341,582	11,175,056

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies, continueD

Recent Accounting Standards, continued

In June 2020, the American Institute of Certified Public Accountants in conjunction with FASB developed Technical Question and Answer (“TQA”) 3200.18, “Borrower Accounting for a Forgivable Loan Received Under the Small Business Administration Paycheck Protection Program”, which is intended to provide clarification on how to account for loans received from the Paycheck Protection Program (“PPP”). TQA 3200.18 states that an entity may account for PPP loans under ASC 470, “Debt” or, if the entity is expected to meet PPP eligibility criteria and the PPP loan is expected to be forgiven, the entity may account for the loans under International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance”. The Company will account for PPP loan proceeds under ASC 470 as allowed by TQA 3200.18.

NOTE 4 - MINERAL ASSETS equipment, and Kinetic separation INTELLECTUAL PROPERTY AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of September 30, 2020 include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of September 30, 2020 include Hansen, North Hansen, High Park, and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado and Wyoming. All of the mining assets represent properties which have previously been mined to different degrees for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mineral properties and equipment and kinetic separation intellectual property are:

	As of
	September 30, 2020	December 31, 2019
Mineral properties and equipment	$11,738,179	$11,746,150
Kinetic separation intellectual property	$9,488,051	$9,488,051

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

Oil and Gas Lease and Easement, continued

On June 23, 2020, the same entity as discussed above elected to extend the oil and gas lease easement for three additional years commencing on the date the lease would have previously expired.

During the three months ended September 30, 2020 and 2019 the Company recognized aggregate revenue of $11,155 and $11,155 and for the nine months ended September 30, 2020 and 2019, the Company recognized aggregate revenue of $33,465 and $33,465, respectively, under these oil and gas lease arrangements.

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of September 30, 2020 and December 31, 2019, to be approximately $906,898 and $897,662, respectively. On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine, and its related restricted cash are included in current liabilities, and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of September 30, 2020 and December 31, 2019 of $306,653 and $294,228, respectively. The gross reclamation liabilities as of September 30, 2020 and December 31, 2019 are secured by financial warranties in the amount of $906,898 and $897,662, respectively.

Reclamation liability activity for the nine months ended September 30, 2020 and 2019 consists of:

	For the Nine Months Ended September 30,
	2020	2019
Beginning balance	$294,228	$224,645
Accretion	12,425	11,289
Ending Balance	$306,653	$235,934

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

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue is the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter has been delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3 to 1 decision which acknowledged that the work completed at the Sunday Mines under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to Active status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for temporary cessation status for the Sunday Mine Complex as the mines had not be restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine temporary cessation status. In a unanimous vote, the MLRB approved temporary cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 12, 2020, a coalition of environmental groups filed a lawsuit against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz Mine permit. Management anticipates joining with the MLRB in defense of their July 22, 2020 decision.

NOTE 5 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of
	September 30, 2020	December 31, 2019
Trade accounts payable	$333,627	$404,015
Accrued liabilities	171,882	195,322
Total accounts payable and accrued liabilities	$505,509	$599,337

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

Note 6 – Loan Payable

Paycheck Protection Program Loan

On May 6, 2020, the Company obtained the PPP Loan of $73,116. The loan has a fixed interest rate of 1%, requires the Company to make seventeen (17) monthly payments, after a seven months deferral period, and has a maturity date of May 6, 2022. The entirety of the loan principal is eligible for forgiveness to the extent that the proceeds are utilized toward permissible expenditures within the initial period. The final PPP Program updates and forgiveness applications have been finalized, thus the Company will apply for forgiveness on the PPP Loan during the fourth quarter.

NOTE 7 - COMMITMENTS

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

NOTE 8 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to receive rateably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common shares are entitled to share rateably in all assets of the Company that are legally available for distribution. As of September 30, 2020 and December 31, 2019, an unlimited number of common shares were authorized for issuance.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 8 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Incentive Stock Option Plan, continued

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of September 30, 2020, a total of 30,083,747 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 3,008,375.

On January 6, 2020, the Company granted options under the Plan for the purchase of an aggregate of 600,000 common shares to five individuals consisting of directors, officers, and consultants of the Company. The options have a five year term, an exercise price of CAD $1.03 (US $0.76 as of June 30, 2020) and vest equally in thirds commencing initially on the date of grant and thereafter on January 31, 2020, and September 30, 2020.

Stock Options

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value (USD)	Intrinsic Value (USD)
Outstanding - January 1, 2020	2,208,000	$1.56	3.01	$0.41
Granted	600,000	$0.76	4.52	$0.76
Expired, forfeited, or cancelled	-
Outstanding – September 30, 2020	2,808,000	$1.36	2.69	$0.37	-
Exercisable – September 30, 2020	2,808,000	$1.36	2.69	$0.37	-

The Company’s stock based compensation expense related to stock options for the three months ended September 30, 2020 and 2019 was $0 and $0 and for the nine months ended September 30, 2020 and 2019 was $204,808 and $180,269, respectively. As of September 30, 2020, the Company had $0 in unamortized stock option expense.

The Company utilized the Black-Scholes option pricing model to determine the fair value of these stock options, using the assumptions as outlined below.

	January 6, 2020
Stock Price	CAD $	1.03
Exercise Price	CAD $	1.03
Number of Options Granted		600,000
Dividend Yield		0%
Expected Volatility		90.5%
Weighted Average Risk-Free Interest Rate		1.61%
Expected life (in years)		2.6

Warrants

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2020	8,602,913	$1.51
Issued	-	-
Expired	(69,331)	0.86
Outstanding – September 30, 2020	8,533,582	$1.48	1.07	$-
Exercisable – September 30, 2020	8,533,582	$1.48	1.07	$-

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 8 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

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

The Company performed a Black-Scholes valuation on the warrants both pre-modification and post-modification, using the assumptions below.

	May 2018 – Prior to Modification		May 2018 – Post Modification		July 2018 – Prior to Modification		July 2018 – Post Modification		August 2018 – Prior to Modification		August 2018 – Post Modification
Stock Price	CAD $	0.80	CAD $	0.80	CAD $	0.80	CAD $	0.80	CAD $	0.80	CAD $	0.80
Exercise Price	CAD $	1.15	CAD $	1.15	CAD $	1.15	CAD $	1.15	CAD $	1.15	CAD $	1.15
Number of Warrants Modified		454,811		454,811		1,262,763		1,262,763		953,544		953,544
Dividend Yield		0%		0%		0%		0%		0%		0%
Expected Volatility		106.8%		106.8%		106.8%		106.8%		106.8%		106.8%
Weighted Average Risk-Free Interest Rate		0.15%		0.15%		0.15%		0.15%		0.15%		0.15%
Expected life (in years)		0.04		0.79		0.27		1.02		0.30		1.05

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

Note 9 - Mining Expenditures

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Permits	$33,166	$59,749	$89,322	$169,071
Maintenance	-	-	-	229,246
Mining Costs	18,841	210,282	252,354	-
Royalties	1,159	-	3,961	-
	$53,166	$270,031	$345,637	$398,317

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 10 - Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $358,401 as of September 30, 2020) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $358,401 and $351,099 as of September 30, 2020 and December 31, 2019, respectively.

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

Liquidity Risk

Liquidity risk is the risk that the Company’s condensed consolidated cash flows from operations will not be sufficient for the Company to continue operating and discharge is liabilities. The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to obtain financing, either in the form of debt or equity, or achieving profitable operations in order to satisfy its liabilities as they come due. As of September 30, 2020, the Company had a working capital of $373,382 and cash on hand of $818,630.

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

Note 12 – COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States. As the COVID-19 coronavirus continues to spread in the United States, the Company may experience disruptions that could severely impact the Company. The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States to contain and treat the disease. To date, COVID-19 has primarily caused Western delays in reporting, regulatory, and operations. Most notably, the Company initiated a request for temporary cessation status for the Sunday Mine Complex as the mines had not been restarted within the 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. The Company is monitoring COVID-19’s potential impact on the Company’s operations.

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

Sunday Mine Complex Vanadium Project Supplementary Requirements

On June 18, 2019, The Colorado Division of Reclamation, Mining and Safety (CDRMS) issued a letter indicating limited supplementary requirements prior to the removal of material (ore) from the Sunday Mine Complex underground workings and further offsite handling. In a follow-up meeting on Monday, August 5, 2019, the Company agreed to construct an ore pad on the surface before stockpiling or storing ore outside the mine and acquire certification that the storm drainage system was constructed in accordance with the existing plan prior to the removal of ore from the SMC. On August 15, 2019, the Company sent a response letter to CDRMS providing the requested additional information regarding the reopening of the Sunday Mine Complex mines. On September 18, 2019, the CDRMS issued a letter indicating that activities at the Sunday Mines do not meet the definition of a “Mining Operation” and thus at this time, the Division does not consider the permits in active status. In the letter, CDRMS reiterated that prior to the removal of ore material from the mines and upgrading to an active status, the CDRMS surface requirements needed to be completed, inspected and accepted by CDRMS. The CDRMS further noted requirements that would apply to Western’s proposed off-site kinetic separation test facility. On April 9, 2020, CDRMS issued a letter acknowledging that the Construction Completion Reports and As-Built Certifications for the ore storage pads have been reviewed and accepted. It was further noted that prior to ore being removed and placed on the ore pad an inspection would still need to be completed, but due to COVID-19 the CDRMS staff were subject to a no-travel policy under the Governor’s Stay-at-Home Order. Hence, CDRMS offered an alternative remote procedure requiring extensive photo documentation and a signed affidavit from both the manufacturer and installation crew certifying that the ore pad liner was installed in accordance with the approved Environmental Protection Plan. Additional requirements included the submission of a comprehensive hydrogeology report and completion of the Sunday Mine Complex MLRB permit hearing process. With this approval, Western has now completed every project, study, and submission stipulated as required under the existing Environmental Protection Plan by CDMRS, and all submissions have been made. The hydrogeology report is currently being reviewed by CDMRS and approval is needed to conduct mining activities below the static groundwater level or to affect ground or surface waters. The Company is working toward the completion of an updated Plan of Operations, which is required for resumption of mining activities at the Topaz Mine.

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue is the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter has been delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3 to 1 decision which acknowledged that the work completed at the Sunday Mines under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to Active status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for temporary cessation status for the Sunday Mine Complex as the mines had not be restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine temporary cessation status. In a unanimous vote, the MLRB approved temporary cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 12, 2020, a coalition of environmental groups filed a lawsuit against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz Mine permit. Management anticipates joining with the MLRB in defense of their July 22, 2020 decision.

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

The MLRB and the Colorado Attorney General advised Western that it will not make an additional appeal of the ruling. Further, the time period for an appeal has passed. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 Mine into reclamation. On January 22, 2020, the MLRB held a hearing and on March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, revoking the permit and ordered commencement of final reclamation, which must be completed within five (5) years. The Company commenced reclamation of the Van 4 Mine but progress has been delayed both by COVID-19 restrictions and countywide fire and open flame restrictions. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property.

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

On April 23, 2020, the DoE released the NFWG report entitled “Restoring America’s Competitive Nuclear Energy Advantage – A strategy to assure U.S. national security”. The report outlines a strategy for the reestablishment of critical capabilities and direct support to the front end of the U.S. domestic nuclear fuel cycle. The Summary of Measures included the following which could benefit U.S. uranium miners: direct purchases of uranium by establishing a Uranium Reserve, ending DoE’s program which barters uranium and re-evaluates DoE’s Excess Uranium Inventory Management Policy, creating a level playing field for all energy sources in power markets, streamlining regulatory reform and land access for uranium dumping in the U.S. market. The NFWG finding and recommendations presented by the DoE are a positive outcome for U.S. uranium miners; however, the ultimate outcome and timing remains uncertain as this is a continuing process requiring approvals and budget appropriation from Congress and implementation by U.S. government agencies. Presently, Western is one of the very few uranium companies holding previously producing, permitted, and developed mines in the United States and thus well positioned to benefit in the short-term from a favorable determination.

Implementation of the NFWG recommendations remains an ongoing process. During July 2020, the U.S. House Committee on Appropriations has decided not to provide $150 million uranium reserve funding for fiscal 2021. Instead the DoE was given 180 days to develop and submit the uranium reserve plan. Subsequently, Senator Barrasso introduced a bill into the U.S. Senate entitled the “The American Nuclear Infrastructure Act of 2020 and Representatives Latta and Cheney introduced a bill to the U.S. House entitled the Nuclear Prosperity and Security Act. These bills implement the key provisions of the NFWG report’s recommendations; both include the creation of a national uranium reserve. In parallel, the preparation of a Congressional report by the DoE on Key Challenges in Reconstituting Uranium Mining and Conversion Capabilities in the United States remains ongoing and is anticipated to be imminently completed for the U.S. House. In November 2020, Post-U.S. election, the Senate Committee on Appropriations released its funding measures and allocations recommending the creation and funding of the American Uranium Reserve. In October 2020, the DoC extended the Russian Suspension Agreement for an additional 20 years until 2040. Existing categories of quotas on imports of Russian uranium into the U.S. were reduced by a graduated scale and additional provisions were modified to eliminate loopholes. An extension of this agreement was among the NFWG’s recommendations. In further implementation of the report’s recommendations, the DoE made multiple investment awards to companies advancing new nuclear technologies. TerraPower and X-energy received awards to build demonstration models of their advanced reactor designs and NuScale received support to deploy the first U.S. small modular reactor (“SMR”) plan comprise of 12 modules at the Idaho National Laboratory. The International Development Finance Corp. signed a letter of intent to finance NuScale’s development of 42 SMR modules in South Africa. In an acknowledgement of the future growth potential of new nuclear technologies, the U.S. government has increased its industry support to a level not seen in decades, this is being done to level the playing field versus state-sponsored foreign entities.

Vanadium Section 232 Investigation

In the United States, a petition for an investigation under Section 232 of the Trade Expansion Act of 1962 (U.S) was requested by two domestic companies in November 2019. On June 2, 2020, the U.S. Secretary of Commerce, Wilbur Ross, initiated an investigation into whether the present quantities or circumstances of vanadium imports into the United States threaten to impair the national security. The initiation of this investigation created a 270 day window, which lasts until February 2021, to compile and deliver a report to the President of the United States. As a remedy, the petitioners requested a 40% tariff on vanadium imports from all sources and the establishment of a stockpiling program. Separate tariff rate quotas were requested for refined vanadium products. Western has submitted survey data and continues to support this investigation and remedies that level the playing field for U.S. domestic producers versus foreign state-sponsored competitors.

Paycheck Protection Program Loan

On May 6, 2020, the Company obtained a Paycheck Protection Program loan (the “PPP Loan”) of $73,116. The loan has a fixed interest rate of 1%, requires the Company to make seventeen (17) monthly payments, after a deferral period, and has a maturity date of May 6, 2022. The entirety of the loan principal is eligible for forgiveness to the extent that the proceeds are utilized toward permissible expenditures within the initial period. The final PPP Program updates have been made and the process for forgiveness applications have been finalized, so the Company will apply for forgiveness of the PPP Loan during the fourth quarter.

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

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Lease revenue	$11,155	$11,155	$33,465	$33,465

Expenses
Mining expenditures	53,166	270,031	345,637	398,317
Professional fees	67,356	131,228	252,533	318,861
General and administrative	241,300	279,849	911,080	899,228
Consulting fees	10,846	45,181	47,668	93,861
Total operating expenses	372,668	726,289	1,556,918	1,710,267

Operating loss	(361,513)	(715,134)	(1,523,453)	(1,676,802)

Interest expense, net	4,920	2,267	10,621	8,073
Warrant modification expense	-	-	639,012	-

Net loss	(366,433)	(717,401)	(2,173,086)	(1,684,875)

Other Comprehensive income (expense)
Foreign exchange gain (loss)	14,705	22,623	(101,096)	37,222

Comprehensive Loss	(351,728)	(694,778)	(2,274,182)	(1,647,653)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.07)	$(0.06)

Three Months Ended September 30, 2020 as Compared to the Three Months Ended September 30, 2019

Summary:

Our condensed consolidated net loss for the three months ended September 30, 2020 and 2019 was $366,433 and $717,401 or $(0.01) and $(0.02) per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the three months ended September 30, 2020 and 2019 was $351,728 and $694,778, respectively.

Revenue

Our revenue for the three months ended September 30, 2020 and 2019 was $11,155 and $11,155, respectively. This revenue resulted from lease revenue pursuant to a July 18, 2017 oil and gas lease agreement, which was extended for an additional three years in 2020, February 2, 2018 pipeline easement, and July 1, 2018 right-of-way agreement. This revenue is derived from a non-core property acquired in the Black Range Minerals acquisition. The counterparties are from the oil and gas industry.

Mining Expenditures

Mining expenditures for the three months ended September 30, 2020 were $53,166 as compared to $270,031 for the three months ended September 30, 2019. The decrease in mining expenditures of $216,865, or 80.3% was principally attributable to disproportionately larger mining expenditures related to the Sunday Mine Complex project last year during the third quarter.

Professional Fees

Professional fees for the three months ended September 30, 2020 were $67,356 as compared to $131,228 for the three months ended September 30, 2019. The decrease in professional fees of $63,872, or 48.7% was due to a $43,390 decrease in legal and regulatory expenditures and $18,194 reduction in other professional services utilization.

General and Administrative

General and administrative expenses for the three months ended September 30, 2020 were $241,300 as compared to $279,849 for the three months ended September 30, 2019. The decrease in general and administrative expense of $38,549, or 13.8% is due to a $19,325 decrease in utilities and a $12,107 decrease in payroll as additional costs from the Sunday Mine Complex project last year were not replicated during the third quarter.

Consulting Fees

Consulting fees for the three months ended September 30, 2020 were $10,846 as compared to $45,181 for the three months ended September 30, 2019. The decrease in consulting fees of $34,335, or 76.0% was principally due to the Company’s reduced utilization of consultants during the current period.

Interest Expense, net

Interest expense, net, for the three months ended September 30, 2020 was $4,920 as compared to $2,267 for the three months ended September 30, 2019. The increase of interest expense, net, of $2,653 was comparable between the year-over-year periods.

Foreign Exchange

Foreign exchange gain (loss) for the three months ended September 30, 2020 was $14,705 as compared to $22,623 for the three months ended September 30, 2019. The decrease of the foreign exchange loss of $7,918 is primarily due to holding cash balances in Canadian Dollars and the translation loss from using United Stated Dollars as the reporting currency.

Nine Months Ended September 30, 2020 as Compared to the Nine Months Ended September 30, 2019

Summary:

Our condensed consolidated net loss for the nine months ended September 30, 2020 and 2019 was $2,173,086 and $1,684,875 or $(0.07) and $(0.06) per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the nine months ended September 30, 2020 and 2019 was $2,274,182 and $1,647,653, respectively.

Revenue

Our revenue for the nine months ended September 30, 2020 and 2019 was $33,465 and $33,465, respectively. This revenue resulted from lease revenue pursuant to a July 18, 2017 oil and gas lease agreement, which was extender for an additional three years in 2020, February 2, 2018 pipeline easement, and July 1, 2018 right-of-way agreement. This revenue is derived from a non-core property acquired in the Black Range Minerals acquisition. The counterparties are from the oil and gas industry.

Mining Expenditures

Mining expenditures for the nine months ended September 30, 2020 were $345,637 as compared to $398,317 for the nine months ended September 30, 2019. The decrease in mining expenditures of $52,680, or 13.2% was principally attributable to larger Sunday Mine Complex project expenditures during 2019 versus lower 2020 expenditures toward the project.

Professional Fees

Professional fees for the nine months ended September 30, 2020 were $252,533 as compared to $318,861 for the nine months ended September 30, 2019. The decrease in professional fees of $66,328, or 20.8%, was principally attributable to a $43,613 decrease in legal and regulatory expenditures and $12,739 reduction in other professional services utilization.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2020 were $911,080 as compared to $899,228 for the nine months ended September 30, 2019. The increase in general and administrative expense of $11,852, or 1.3% is due to the timing of the stock based compensation expense. These increases were partially offset by reduced travel due to COVID-19 restrictions and reduced utility costs incurred during the Sunday Mine Complex project last year, which were not replicated during the current period.

Consulting Fees

Consulting fees for the nine months ended September 30, 2020 were $47,668 as compared to $93,861 for the nine months ended September 30, 2019. The decrease in consulting fees of $46,193, or 49.2% was principally due to the Company’s reduced utilization of consultants during the current period.

Interest Expense, net

Interest expense, net, for the nine months ended September 30, 2020 was $10,621 as compared to $8,073 for the nine months ended September 30, 2019. The increase of interest expense, net, of $2,548 was comparable between the year-over-year periods.

Foreign Exchange

Foreign exchange (loss) gain for the nine months ended September 30, 2020 was $(101,096) as compared to $37,222 for the nine months ended September 30, 2019. The decrease of the foreign exchange (loss) gain of $138,318 is primarily due to the translation loss from using United States Dollars as the reporting currency and foreign exchange exposure from holding Canadian Dollar cash balances.

Liquidity and Capital Resources

The Company’s cash balance as of September 30, 2020 was $818,630. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public company reporting responsibilities. Management believes that in order to finance the development of the mining properties and Kinetic Separation, the Company will be required to raise additional capital by way of debt and/or equity. The Company could potentially require additional capital in 2020 if the scope of the Sunday Mine Complex expands. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash used in operating activities

Net cash used in operating activities was $1,236,238 for the nine months ended September 30, 2020, as compared with $1,484,517 for the nine months ended September 30, 2019. Of the $1,236,238 in net cash used in operating activities, $2,173,086 is derived from our net loss before non-cash adjustments. During the nine months ended September 30, 2020, $7,971 represented an increase in depreciation, $12,425 represented an increase in accretion of reclamation liability, $204,808 represented an increase in stock based compensation, $639,012 represented an increase in warrant modification expense, $18,893 represented an increase in prepaid expenses and other current assets, $93,828 represented a decrease in accounts payable and accrued expenses, and $146,535 represented an increase in deferred revenue.

Net cash used in investing activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2020, as compared with $71,041 for the nine months ended September 30, 2019. This capital expenditure in 2019 represents the initiation of expenditures needed to re-open the Sunday Mine Complex.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2020 and 2019 were $73,116 and $2,996,911, respectively. The Company applied for and received $73,116 in the form of a PPP Loan on May 6, 2020 from the Small Business Association, as discussed above.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of September 30, 2020 and December 31, 2019, to be approximately $906,898 and $897,662, respectively. On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine, and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of September 30, 2020 and December 31, 2019 of $306,653 and $294,228, respectively. The gross reclamation liabilities as of September 30, 2020 and December 31, 2019 are secured by financial warrantees in the amount of $906,898 and $897,662, respectively.

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $358,401 as of September 30, 2020) to Seller within 60 days of the first commercial application of the Kinetic Separation. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $358,401 and $351,099 as of September 30, 2020 and December 31, 2019, respectively.

Going Concern

The Company has incurred continuing losses from its operations and as of September 30, 2020, the Company had an accumulated deficit of $10,867,655 and working capital of $373,382.

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

Off Balance Sheet Arrangements

As of September 30, 2020, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2020, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020, due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of September 30, 2020, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any unregistered sales of equity securities during the quarter ended September 30, 2020.

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

Item 6. Exhibits

Exhibit No.	Description

3.1 *	Certificate of Incorporation, as amended
3.2 *	Amended and Restated Bylaws
10.1	Employment Agreement, dated November 12, 2020, by and between Robert Klein and Western Uranium and Vanadium Corp.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as an exhibit to the Company’s Form 10 registration statement filed on April 29, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM &VANADIUM CORP.

Date: November 16, 2020	By:	/s/ George Glasier
George Glasier
Chief Executive Officer (Principal executive officer)

Date: November 16, 2020	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal financial and accounting officer)