Form 10-K
period 2020-12-31
Western Uranium & Vanadium Corp.
filed 2021-04-15
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Common Shares

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act. Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 of 15(d) of the Exchange Act from their obligations under those Sections.

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the common shares held by non-affiliates of the registrant was $6,468,670.

As of April 15, 2021, 36,458,747 of the registrant’s no par value common shares were outstanding.

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

On August 18, 2014, the Company closed on the purchase of certain mining properties in Colorado and Utah from Energy Fuels Holding Corp. Assets purchased included both owned and leased lands in Utah and Colorado and all represent properties that have been previously mined for uranium to varying degrees in the past. The acquisition included the purchase of the Sunday Mine Complex. The Sunday Mine Complex is located in western San Miguel County, Colorado. The complex consists of the following five individual mines: the Sunday mine, the Carnation mine, the Saint Jude mine, the West Sunday mine and the Topaz mine. The operation of each of these mines requires a separate permit and all such permits have been obtained by Western and are currently valid. In addition, each of the mines has good access to a paved highway, electric power to existing mine workings, office/storage/shop and change buildings, and extensive underground haulage development with multiple vent shafts complete with exhaust fans. After the completion of the 2019/2020 project, the Sunday Mine Complex was advanced such that it is operationally ready to re-start mining operations.

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

In connection with the Black Range Transaction, Western acquired the net assets of Black Range. These net assets consist principally of interests in a large uranium resource located in Colorado (the “Hansen-Taylor Complex”) and a 100% interest in a 25 year license for Kinetic Separation (“Kinetic Separation”, formerly known as “Ablation”) and related patents from Ablation Technologies, LLC. The Hansen-Taylor Complex is principally a sandstone-hosted deposit that was discovered in 1977.

Furthermore, related to Kinetic Separation in connection with the acquisition of Black Range Minerals Ltd. (“Black Range”), the Company assumed a call option agreement between Black Range and Mr. George Glasier. Prior to the Black Range Transaction, George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $500,000 AUD ($392,086USD as of December 31, 2020) to Seller within 60 days of the first commercial application of the Kinetic Separation. Western assumed this contingent payment obligation in connection with the Black Range Transaction.

The Kinetic Separation process is dramatically different from conventional mining techniques. Subject to regulatory approvals for the use of Kinetic Separation, the benefits of Kinetic Separation are as follows:

●	Mining, crushing, and separation of waste from minerals (uranium and vanadium), used most effectively, occurs underground (inside the mine). Under this approach the costs of moving material to the surface are less as 85%-90% of the mined material remains underground and is never brought outside the mine.

●	Less radiometric exposure throughout the process due to reduced waste rock on the surface and after the milling process less tailings. Overall surface waste material is reduced and the time duration of material handling is reduced.

●	Lower costs for transportation of post-kinetically separated material because 85-90% of the mined material would not need to be transported.

●	Once the kinetically separated material reaches the mill, the acid consumption at the mill and power is much less due to the lower quantity and more concentrated material moving through the milling process.

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

National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) is a rule of the Canadian Securities Administrators that establishes standards for all public disclosure a Canadian issuer makes of scientific and technical information concerning mineral projects. All historical mineral resource estimates contained in this annual report have been prepared in accordance with NI 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum classification system. These standards differ from the mineral property disclosure requirements of Industry Guide 7, which, until December 31, 2020, applied to most SEC reporting issuers. However, on October 31, 2018, the SEC adopted changes to modernize the mineral property disclosure requirements applicable to SEC registrants. New subpart 1300 of Regulation S-K (the “SEC Modernization Rules”) became effective on February 25, 2019 and, for fiscal years beginning on or after January 1, 2021, replaces Industry Guide 7’s disclosure requirements. Under the SEC Modernization Rules, consistent with global standards as embodied by the Committee for Reserves International Reporting Standards (“CRIRSCO”), SEC registrants will be required to disclose specified information concerning mineral resources that have been identified on their mineral properties. Consistent with CRIRSCO standards, the SEC Modernization Rules have also added definitions to recognize measured mineral resources, indicated mineral resources and inferred mineral resources. Thus, although the SEC Modernization Rules are not identical to Canada’s NI 43-101 standards, they are intended to be more consistent with those standards.

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

We have acquired a license for Kinetic Separation, which provides a low cost, purely physical, method of separating uranium and vanadium mineralization from waste. No chemicals are added in the process, yet very high mineral recoveries can be achieved with considerable mass reduction; facilitating the separation of a high-value, high-grade ore product from a coarse-grained barren “clean sand” product.

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

OUR STRATEGY

Our vision is to become a leading uranium and vanadium developer and producer. Our strategy is to build value for stockholders by advancing our projects towards scaled-up production. The increase in vanadium price levels during 2017/2018 increased the relative importance of this resource to the Company. Hence, Western is increasingly able to baseload mine production with vanadium as a co-product. As a result, during 2019 Western implemented a mine re-opening project at the Sunday Mine Complex to identify high-grade vanadium ore, followed by bulk sampling and development drilling. Active mining was conducted and the extracted ore was stockpiled underground in the mines. The project has continued in 2020 as multiple surface infrastructure projects were completed to meet Colorado Division of Reclamation, Mining and Safety (CDRMS) requirements. Completion of the CDRMS prerequisites has enabled the newly mined and stockpiled underground ore to be brought to the surface. Ore pad construction, the last of the surface projects, was completed; however, its final inspection approvals were delayed until May 2020 due to the COVID-19 outbreak. The Company holds an exclusive 25-year license to use Kinetic Separation, a proven technology that we anticipate will improve the efficiency of the mining from Western’s sandstone-hosted ore. The license agreement was entered into on March 17, 2015 and expires on March 16, 2040. There are no remaining license fee obligations and there are no future royalties due under the agreement. The Company has the right to sub-license the technology to third parties. The Company may not sell or assign the Kinetic Separation license; however, it could be transferred in the sale of Western or the subsidiary holding the license.

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

On February 16, 2021, the Company closed on a non-brokered private placement (the “Private Placement”) of 3,250,000 units (the “Units”) at a price of CAD $0.80 per Unit. The aggregate gross proceeds raised in this Private Placement amount to CAD $2,600,000.

Each Unit consists of one common share of Western (a “Share”) plus one common share purchase warrant of Western (a “Warrant”). Each warrant entitled the holder to purchase one Share at a price of CAD $1.20 per Share for a period of three years following the closing date of the Private Placement. A total of 3,250,000 Shares and 3,250,000 Warrants were issued in the Private Placement.

On March 1, 2021, the Company closed on a non-brokered private placement (the “Private Placement”) of 3,125,000 units (the “Units”) at a price of CAD $0.80 per Unit. The aggregate gross proceeds raised in this Private Placement amount to CAD $2,500,000.

Each Unit consists of one common share of Western (a “Share”) plus one common share purchase warrant of Western (a “Warrant”). Each warrant entitled the holder to purchase one Share at a price of CAD $1.20 per Share for a period of three years following the closing date of the Private Placement. A total of 3,125,000 Shares and 3,125,000 Warrants were issued in the Private Placement.

Uranium/Vanadium Production

Western historically positioned itself for operational flexibility with the goal of beginning production as expeditiously as possible once market conditions for uranium and/or vanadium were favorable. The 2018 vanadium price rally brought about those conditions for a period, thus catalyzing the Sunday Mine Complex project. Western reinitiated active mining operations at the Sunday Mine Complex project with its infrastructure and exploratory projects, which culminated in the commencement of production with the mining and stockpiling of the extracted uranium/vanadium ore. The well maintained existing infrastructure from years of previous production allowed the Company to quickly advance the mine to a production ready status. As the mining team refocused on surface infrastructure projects required by the CDRMS, the mines were shut; mining operations and transporting extracted ore to the surface were delayed pending the inspection of the newly constructed ore pads and the completion of a COVID-19 delayed permit hearing. The impact of COVID-19 delayed a re-start beyond 180 days, thus in October 2020 each of the five Sunday mines were put back into Temporary Cessation. With the decline in vanadium prices during calendar year 2019, the economics of the Sunday Mine Complex have shifted from an emphasis on vanadium production back toward co-production of uranium/vanadium. The recent rally in uranium prices has become an increasingly important driver for scaled up production.

Western believes that its mineral resources have a reasonable prospect for economic extraction. However, the Company has not yet completed a Preliminary Economic Assessment (“PEA”).

URANIUM MARKET OUTLOOK

World demand for clean, reliable, and affordable electricity is growing. Given the expected construction of nuclear reactors and the expected growth of nuclear energy, we believe that the future for uranium is positive. Further, 2020 production cuts in response to COVID-19 at peak sidelined approximately 50% of annual global uranium production. In the U.S. implementation of the U.S. Uranium Reserve program and the Biden administration’s emphasis on climate change have the potential to increase U.S. domestic uranium demand and create economic pricing levels for U.S. domestic producers. We believe these factors will provide the price levels needed to support the additional production that will be required. Currently, excess (secondary) inventory supplies are being drawn down, and additional primary production is forecast to be needed to fulfill the nuclear fuel requirements of the growing global nuclear reactor fleet.

Once prices rise, it may be difficult for most suppliers to respond in a timely manner, as it requires many years of permitting and development to bring new mines into production. These lead times will put further upward pressure on prices. Thus, Western has a competitive advantage, as our mining properties are permitted and ready to scale-up production on short notice.

As uranium prices have been depressed for about a decade due to overproduction and reactor shutdowns subsequent to the impact of the 2011 Fukushima earthquake, investors are positioning in response to early signs of a market recovery; the spot uranium price began 2020 at ~$24 and finished the year at ~$30, but had rebounded to a short-term ~$34 high in response to COVID-19 production cuts. Japanese utilities have nuclear reactors in the process of restarting (according to the World Nuclear Association (“WNA”)). According to data from the WNA, Chinese utilities continue to aggressively build new reactors and buy uranium, with the goal of becoming the world leader in nuclear electricity generation. In total, according to the WNA, there are about 50 new reactors under construction in 13 countries and in all there are about 160 reactors on order or being planned, and over 300 more are proposed. It is projected that ~15 new nuclear reactors will be placed into service in 2021.

During the Trump administration, the U.S. government focused on market distortions caused by foreign state-owned enterprises and the economic and geopolitical influence lost by allowing Russia and China to take the lead in nuclear power. In support of the world’s largest nuclear reactor fleet, the U.S. has begun implementing the recommendations of the Nuclear Fuel Working Group and has extended the Russian Suspension Agreement. The national strategic uranium reserve was signed into law to stabilize the U.S. nuclear fuel cycle by supporting front-end domestic uranium mining. The U.S. Department of Energy is establishing program guidelines to initiate 2021 purchases of $75 million of domestic uranium. The U.S. government pursued the goals of energy independence, solidifying critical minerals supply chains and national security. In September 2020, President Trump issued an Executive Order on Addressing the Threat to the Domestic Supply Chain from Reliance on Critical Minerals from Foreign Adversaries. Both uranium and vanadium are among the 35 critical minerals identified as essential to the economic and national security of the United States. This order mandated that multiple government agencies undertake studies to develop solutions.

The Biden Administration’s “Plan to Build a Modern Sustainable Infrastructure and an Equitable Clean Energy Future” emphasizes climate change solutions. Upon taking office, the Biden team immediately rejoined the Paris Climate Accord and continued its pursuit of campaign promises of investments in clean energy, creating jobs producing clean electric power, and achieving carbon-pollution free energy in electricity generation by 2035. Since taking office, Biden has reversed a number of Trump’s pro-fossil fuel energy policies, which is expected to continue as the new administration has given all agencies climate change initiatives and has already started a climate change working group. The existing U.S. nuclear reactor fleet currently produces in excess of 50% of U.S. clean energy, and new advanced nuclear technologies promise to generate additional clean energy; thus, the expectation is that the post-pandemic infrastructure spending will provide a major boost to clean energy and the nuclear industry will be a beneficiary.

A global supply/demand uranium imbalance is coming to the forefront as the world continues to deplete the formerly excess inventories. There are many market and governmental catalysts propelling investor expectations whose capital is flowing into the sector. Investors have taken note of constrained global uranium supplies, improved uranium demand fundamentals, the pace of innovations in nuclear technology, and a global push for climate change solutions.

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

Since the Fukushima disaster in 2011, uranium spot prices entered a steady decline until June 2014, when they rebounded slightly and peaked again in March 2015 at $39 per pound. After that peak, prices again began to fall steadily reaching their lowest point of $18 per pound in November 2016. In May 2020, spot prices hit a $34 per pound price before declining to close the year at $30 per pound.

The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. According to the WNA, at the end of June 2020, there were 440 nuclear reactors operable worldwide, with annual requirements of about 143.3 million pounds of uranium.

From the reports of leading investment banks, the macroeconomic conditions driving uranium prices are as follows:

●	Advanced nuclear power reactors, small modular reactors, microreactors, a versatile test reactor, accidental tolerant fuels, and byproduct production of hydrogen were all extended by the Nuclear Regulatory Commission and Department of Energy,

●	Decrease in primary supply due to global producers shutting down mining operations that weren’t profitable at current pricing levels, depleted mines closing, and large COVID-19 related production shutdowns,

●	Lowest uranium production in over a decade, creating a global supply deficit where production was only about two-thirds of consumption,

●	WNA reports there are about 50 large-scale nuclear reactors under construction with 15 projected to be put into service in 2021,

●	The announced infrastructure plan by the Biden Administration will provide a major boost to clean energy and the nuclear industry will be a beneficiary.

Across the ten banks and analysts most active in the sector, a term structure of rising uranium spot prices which are significantly above today’s prices are forecast almost across the board from 2020 to 2024. These projected increases are primarily due to the projected supply / demand imbalance. There has been a uranium supply reduction from both low prices, closures, and COVID-19. Nuclear energy is a growth industry, fueled primarily by new plants with the greatest number located in China, Russia, and India over the next 5 years. Further, small modular reactors and advanced reactors are expected to begin coming online during the next decade. This should lead to additional demand, causing a contracting shortage, in the coming years, as historical contracts roll-off. Recently, due to mine closures in response to COVID-19, the market price of uranium has increased sharply, in contrast to other commodities.

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

Section 232 National Security Investigation of Imports of Vanadium investigation was undertaken by the U.S. Department of Commerce during 2020. After a 270 day study period the investigation was concluded and a report submitted to President Biden on February 22, 2021. The President has 90 days to decide if he concurs with the findings and recommendations and determine whether to take an action to mitigate the impairment of national security.

The current vanadium market price is $7.10 per pound as of December 31, 2020 which is an increase from the December 31, 2019 price when the price was $6.10 per pound.

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

Reclamation and Restoration Costs and Bonding Requirements

At the conclusion of conventional mining, a site is decommissioned and reclaimed. Reclamation involves removing evidence of surface disturbance. The reclamation liabilities of the US mines are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities at December 31, 2020 of the mineral properties to be approximately $906,811.

The Company is required by State regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has provided performance bonds issued for the benefit of the Company in the amount of $906,811 to satisfy such regulatory requirements.

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

Our ability to become a successful operating mining company is contingent on whether we can continue to access adequate operating capital and can ultimately mine our properties at a profit sufficient to finance further mining activities and to acquire and finance additional reserves, all in spite of potentially significant fluctuations in the market prices of uranium and vanadium.

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

As more fully described under “Liquidity and Capital Resources” of Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations”, we have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $11.1 million and $8.7 million at December 31, 2020 and 2019, respectively. We have been reliant on equity financings from the sale of our common shares and on debt financing in order to fund our operations. We do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At December 31, 2020 and December 31, 2019, we had working capital of $162,375 and $1,678,747, respectively. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception. However, there is no assurance that we will be successful in securing any form of additional financing in the future, therefore substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable the Company to continue its operations over the next twelve months. The consolidated financial statements for the two years ended December 31, 2020 and 2019 were prepared assuming that the Company would continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing losses from operations and is dependent upon future sources of equity or debt financing in order to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States. As the COVID-19 coronavirus continues to spread in the United States, we may experience disruptions that could severely impact our business, including:

●	interruption of key mining activities due to limitations on travel, gathering, or business operations imposed or recommended by federal or state governments, employers and others.

●	limitations in employee resources, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

●	delays in financial reporting and filings due to the impact of mitigation efforts on staff and service providers

●	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which mining is conducted, which may result in unexpected costs.

●	delays in necessary interactions with regulators and other important agencies and contractors due to limitations in employee resources or new procedures due to limitations imposed by COVID-19.

●	reduction in the global demand for uranium and vanadium due to reduced production levels in the primary applications of uranium and vanadium. Restrictions for COVID-19 could cause a decline in energy consumption or indirectly reduced oil prices could lessen the demand for nuclear power.

●	COVID-19 has globally resulted in uranium mine closures that have taken substantial uranium supply offline and increased the spot price of uranium to date during this crisis, there is no guarantee that this relationship will continue as the COVID-19 crisis is ongoing and the dynamic of the mine closure/spot price relationship may change.

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

We had $565,250 and $2,084,782 in cash at December 31, 2020 and December 31, 2019, respectively. There can be no assurance that we will be able to obtain additional capital after we exhaust our current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

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

George Glasier, our CEO, beneficially owns, in the aggregate, about 14.2% of our common shares. As a result, Mr. Glasier might be able to influence many matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our stockholders of an opportunity to receive a premium for their common shares as part of a sale of our company and may affect the market price of our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Company headquarters is maintained through a lease at 330 Bay Street, Suite 1400, Toronto, Ontario, Canada M5H 2S8.

An operations facility is rented at 31617 Hwy 90 Road, Nucla, Colorado, USA 81424 which houses the Kinetic Separation units and an office.

1.	Sunday Mine Complex

2.	San Rafael

3.	Sage

4.	Dunn

5.	Van 4

6.	Hansen/Taylor Ranch

7.	Bullen Property

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

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of December 31, 2019, include Hansen, North Hansen, Hansen Picnic Tree, and Taylor Ranch, located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado, and Ferris Haggerty located in Carbon County, Wyoming.

The near term plan for the Company’s resources is to mine initially at the Sunday Complex. The Sunday Mine Complex is an advanced stage property with a significant drilling and production history. Mining and drilling occurred contemporaneously from the 1950’s through the mid 1980’s. From the 1980’s to the present, mining and drilling occurred only sporadically, typically when uranium or vanadium prices were high. The last provious mining interval was from 2006 to 2009, and based on the available records, only in 2009 did surface any drilling take place since mid-1980. Past operators have generated abundant geologic and mining data and there are open faces underground that show mineralized zones.

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

The property consists of 221 unpatented claims on public land managed by the U.S. Bureau of Land Management (“BLM”) Tres Rios Field Office, covering approximately 3,800 acres. The area covers parts of sections 10, 13, 14, 15, 23, 24, and 26 T44N R18W, and sections 18, 19, 20, and 30 T44N R17W. Total annual BLM claim maintenance fee are approximately $34,255 due September 1st each year. The property has access to grid power and has a natural underground source of water due to an aquifer. As a mine that has produced in the recent past, the Sunday Mine Complex has a robust infrastructure. The roads are all-weather, electric power is grid-tied, surface facility structures that meet Colorado State standards exist, and water is present. During 2019, a mine re-opening project was implemented at the Sunday Mine Complex to identify high-grade vanadium ore, followed by bulk sampling and development drilling. Active mining was conducted and the extracted ore was stock piled underground in the mine. Each of the five associated mining permits are in Temporary Cessation status.

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

Restoration and Reclamation

Each of the mines are permitted separately with the DRMS and are considered to be in temporary cessation status. The mines and their permitted acres and financial warranties are, from east to west, the Sunday (60 acres, $330,242), Carnation (9.8 acres, $40,245), Saint Jude (9.8 acres, $69,828 ), West Sunday (12.1 acres, $85,036), and Topaz (30 acres, $99,893).

Permitting Status

The air permits for the site are currently being renewed with APCD. A Stormwater permit is in place with the WQCD and a Stormwater Management Plan is in effect. However, a mine water treatment plant will need to be permitted for treating mine water, as there is currently 55 million gallons of water in the lower portion of the mine where most of the remaining resource is located. This will require a discharge permit with the DWQC and revisions to the Plan of Operations, EPP, and one of the DRMS mine permits. Special Use Permits are also in place with San Miguel County, which mainly address road maintenance and transportation issues with some limitations in effect on when and how many trucks may be used for ore haulage to the mill. On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations to Western for the Sunday Mine Complex. At issue is the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine, with very different facts that is retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. A permit hearing was scheduled for October 21, 2020 to determine temporary cessation status. In a unanimous vote, the MLRB approved temporary cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 12, 2020, a coalition of environmental groups filed a lawsuit against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz Mine permit. The Company anticipates joining with the MLRB in defense of their July 22, 2020 decision.

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

Restoration and Reclamation

A financial warrant is posted with the Colorado Mined Land Reclamation Board for the amount of $40,124.

Permitting Status

Although the mine is permitted (S/037/0058) and bonded ($40,124) for reclamation, it is not permitted for mining. Because of its location on BLM managed land, an Environmental Assessment will need to be prepared for the site by a third-party contractor once a Plan of Operations is submitted for the mine operation. An amendment to the Small Mine Reclamation NOI will also be needed with Utah Division of Oil Gas and Mining to allow for mine expansion.

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

Prior to the Hansen/Taylor Project being acquired by WUC, a mineral resource for the Hansen/Taylor Ranch Project for Black Range Minerals Limited. Black Range Reported a JORC compliant indicated uranium resources. This historic resource estimate was originally reported to Black Range Minerals Limited by Tetra Tech in four resource memos (collectively, the Tetra Tech Reports): 1) High Park Kriging Resources – Taylor Ranch Uranium Project, April 25, 2008; 2) North Hansen, Boyer Kriging Resources – Taylor Ranch Uranium Project, April 29, 2009; 3) Technical Memorandum – Boyer, Hansen and Picnic Tree Area Kriging Resources – Taylor Ranch Uranium Project, August 24, 2009; and 4) Technical Memorandum – Boyer, Hansen and Picnic Tree Area Kriging Resources – Taylor Ranch Uranium Project (Updated 2010), August 12, 2010. These memos were originally prepared by Rex Bryan of Tetra Tech, a qualified person under NI 43-101. The results reported in the Tetra Tech Reports are historical estimates under NI 43-101.

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

Restoration and Reclamation

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

7.	Bullen Property (Weld County)

The Property

The Bullen Property is a private land parcel located in Weld County Colorado and is inclusive of 139 surface acres and 160 mineral acres. The property location is Township 9 North, Range 60 West, 6th P.M., Section 34:NW/4.

Accessibility

The Bullen Property is accessible via Weld County roads year-round.

History

The Bullen Property is an oil and gas property located in Weld County Colorado. The Company acquired this non-core property in 2015 in the Black Range Minerals Limited acquisition. Black Range purchased the property in 2008 for its Keota Uranium Project. This project ran from 2008 to 2013, and at its peak there were five strategic interests which comprised approximately 3,300 acres in the Keota Uranium District. After the project ceased, the Bullen Property was the only acreage retained in Weld County by virtue of its outright ownership.

In 2017, the Company signed a three year oil and gas lease which in 2020 was extended for an additional three year term or the end of continuous operations. The consideration was in the form of upfront bonus payments and backend production royalty payments. Additional right-of-way easement agreements were signed which allowed for the development of a pipeline. The lease agreement allows the Company to retain property rights to vanadium, uranium, and other mineral resources.

In early 2020 Bison Oil & Gas traded this lease to Mallard Exploration (“Mallard”), Mallard subsequently filed an application with the Colorado Oil & Gas Conservation Commission (COGCC) to update the permitting to create a new pooled unit.

In late 2020 Mallard began development of the pooled unit. By March 31, 2021, the drilling portion of the project had been completed for the eight horizontal wells named Blue Teal Fed. Seven wells were drilled to a 2.5 miles lateral length and one well was drilled to a 3.0 mile lateral length. These DJ-Basin wells target the Niobrara formation. During May 2021, Mallard will commence the well completion stage, fracking, and flow back. Despite some weather delays over the winter, the Operations Plan remains close to schedule and production is projected to commence during the third quarter.

Project Geology

The Bullen Property is located within the Denver-Julesburg Basin (“D-J Basin”) which is inclusive of multiple oil and gas formations.

Permitting Status

Mallard’s application with the Colorado Oil & Gas Conservation Commission (COGCC) created a new order to establish a drilling and spacing unit and set the maximum number of horizontal wells that may be drilled. The field rules were approved on August 24, 2020 (COGCC Order No. 535-1325). This order pooled five adjoining parcels into a 3,200 acre pooled unit (“Unit”) and set the maximum number of wells at 24. A total of 16 wells have been permitted in the Unit.

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

Mineral Properties $11,735,522 – The Company holds mineral properties as outlined below.

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

The Company’s mining properties acquired on August 18, 2014 which the Company still retains as of December 31, 2020, include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah; and the Dunn project located in San Juan and San Miguel counties, Colorado.

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

The Company’s mining properties acquired on September 16, 2015 which the Company still retains as of December 31, 2020, include Hansen, North Hansen, Hansen Picnic Tree, Taylor Ranch, located in Fremont County, Colorado. The Company also acquired Keota located in Weld County, Wyoming.

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

On January 1, 2018, the Company’s Taylor Ranch Lease reached its expiration date and the Company elected not to negotiate a renewal.

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

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue is the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4,) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter has been delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3 to 1 decision which acknowledged that the work completed at the Sunday Mines under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to Active status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for temporary cessation status for the Sunday Mine Complex as the mines had not be restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine temporary cessation status. In a unanimous vote, the MLRB approved temporary cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 12, 2020, a coalition of environmental groups filed a lawsuit against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz Mine permit. Management anticipates joining with the MLRB in defense of their July 22, 2020 decision.

ITEM 4. MINE SAFETY DISCLOSURES

For Western, safety is a core value, and we strive for superior performance. Our health and safety management system, which includes detailed standards and procedures for safe production, addresses topics such as employee training, risk management, workplace inspection, emergency response, accident investigation, and program auditing. In addition to strong leadership and involvement from all levels of the organization, these programs and procedures form the cornerstone of safety at Western, ensuring that employees are provided a safe and healthy environment and are intended to reduce workplace accidents, incidents and losses, comply with all mining-related regulations and provide support for both regulators and the industry to improve mine safety.

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

PART IV

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares trade on the OTCQX Market under the “WSTRF” trading symbol.

Our common shares are listed for trading in Canada on the CSE under the symbol “WUC”.

Stockholders

According to our transfer agent, as of April 15, 2021 there were approximately 3,431 holders of record of our common shares.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information disclosed in this annual report, and the information incorporated by reference herein, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained or incorporated by reference in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of each such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Item 1A, “Risk Factors,” and this Item 7 of this annual report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

The following discussion should be read in conjunction with our audited consolidated annual financial statements and footnotes thereto contained in this annual report.

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

Incentive Stock Option Plan

The Company maintains an Incentive Stock Plan (the “Plan”) which permits the granting of stock options as incentive compensation. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information,” for more detailed information about the Plan.

Sunday Mine Complex Vanadium Project Supplementary Requirements

On June 18, 2019, The Colorado Division of Reclamation, Mining and Safety (CDRMS) issued a letter indicating limited supplementary requirements prior to the removal of material (ore) from the Sunday Mine Complex underground workings and further offsite handling. In a follow-up meeting on Monday, August 5, 2019, the Company agreed to construct an ore pad on the surface before stockpiling or storing ore outside the mine and acquire certification that the storm drainage system was constructed in accordance with the existing plan prior to the removal of ore from the SMC. On August 15, 2019, the Company sent a response letter to CDRMS providing the requested additional information regarding the reopening of the Sunday Mine Complex mines. On September 18, 2019, the CDRMS issued a letter indicating that activities at the Sunday Mines did not meet the definition of a “Mining Operation” and thus at that time, the Division did not consider the permits in active status. In the letter, CDRMS reiterated that prior to the removal of ore material from the mines and upgrading to an active status, the CDRMS surface requirements needed to be completed, inspected and accepted by CDRMS. The CDRMS further noted requirements that would apply to Western’s proposed off-site kinetic separation test facility. On April 9, 2020, CDRMS issued a letter acknowledging that the Construction Completion Reports and As-Built Certifications for the ore storage pads have been reviewed and accepted. It was further noted that prior to ore being removed and placed on the ore pad an inspection would still need to be completed, but due to COVID-19 the CDRMS staff were subject to a no-travel policy under the Governor’s Stay-at-Home Order. Hence, CDRMS offered an alternative remote procedure requiring extensive photo documentation and a signed affidavit from both the manufacturer and installation crew certifying that the ore pad liner was installed in accordance with the approved Environmental Protection Plan. Additional requirements included the submission of a comprehensive hydrogeology report and completion of the Sunday Mine Complex MLRB permit hearing process. With this approval, Western has now completed every project, study, and submission stipulated as required under the existing Environmental Protection Plan by CDMRS, and all submissions have been made. The hydrogeology report is currently being reviewed by CDMRS and approval is needed to conduct mining activities below the static groundwater level or to affect ground or surface waters. The Company is working toward the completion of an updated Plan of Operations, which is required for resumption of mining activities at the Topaz Mine.

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue is the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter has been delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3 to 1 decision which acknowledged that the work completed at the Sunday Mines under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to Active status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for temporary cessation status for the Sunday Mine Complex as the mines had not be restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine temporary cessation status. In a unanimous vote, the MLRB approved temporary cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 10, 2020, the MLRB issued a board order which finalized the findings of the October 21, 2020 permit hearing. On November 6, 2020, the MLRB signed an order placing the five Sunday Mine Complex mine permits into Temporary Cessation. On November 12, 2020, a coalition of environmental groups filed a complaint against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz Mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz Mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. According to the judicial review timetable, an opening brief and answer brief will be filed with the Denver District Court during second quarter 2021.

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

Each Warrant originally entitled the holder to purchase one common share in the capital of the Company at a price of $1.15 CAD at any time prior to May 4, June 30, and August 9, 2020, respectively. Each of these dates was extended by nine months such that the Warrants expired or will expire on February 4, April 30, and May 9, 2021, respectively. Additionally, each Warrant originally contained an acceleration clause that allowed the Company to accelerate the expiration date of the warrant if the closing price of the Company’s common shares was equal to or greater than $2.50 CAD for a period of five consecutive trading dates. The Company is amending this clause by lowering the trigger price from $2.50 CAD to $1.83 CAD. The Company performed a Black-Scholes analysis to determine the fair value of the Warrants using the pre-modification terms and the post-modification terms on the date of modification. Based on the Company’s analysis performed, the Company recorded a warrant modification expense of $639,012 on April 20, 2020.

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

Implementation of the NFWG recommendations remains an ongoing process. During July 2020, the U.S. House Committee on Appropriations has decided not to provide $150 million uranium reserve funding for fiscal 2021. Instead the DoE was given 180 days to develop and submit the uranium reserve plan. Subsequently, Senator Barrasso introduced a bill into the U.S. Senate entitled the “The American Nuclear Infrastructure Act of 2020 and Representatives Latta and Cheney introduced a bill to the U.S. House entitled the Nuclear Prosperity and Security Act. These bills implement the key provisions of the NFWG report’s recommendations; both include the creation of a national uranium reserve. In parallel, the preparation of a Congressional report by the DoE on Key Challenges in Reconstituting Uranium Mining and Conversion Capabilities in the United States remains ongoing and is anticipated to be imminently completed for the U.S. House. In November 2020, Post-U.S. election, the Senate Committee on Appropriations released its funding measures and allocations recommending the creation and funding of the American Uranium Reserve. In October 2020, the DoC extended the Russian Suspension Agreement for an additional 20 years until 2040. Existing categories of quotas on imports of Russian uranium into the U.S. were reduced by a graduated scale and additional provisions were modified to eliminate loopholes. An extension of this agreement was among the NFWG’s recommendations. In further implementation of the report’s recommendations, the DoE made multiple investment awards to companies advancing new nuclear technologies. TerraPower and X-energy received awards to build demonstration models of their advanced reactor designs and NuScale received support to deploy the first U.S. small modular reactor (“SMR”) plan comprised of 12 modules at the Idaho National Laboratory. The International Development Finance Corp. signed a letter of intent to finance NuScale’s development of 42 SMR modules in South Africa. In an acknowledgement of the future growth potential of new nuclear technologies, the U.S. government has increased its industry support to a level not seen in decades, this is being done to level the playing field versus state-sponsored foreign entities. In December 2020, the U.S.Congress passed the COVID-Relief and Omnibus Spending Bill, which included $75 million for the establishment of a strategic U.S. Uranium Reserve. The U.S. Department of Energy (DOE) is working on establishing the parameters of the program. There will be a different outcome as a President Biden appointed Secretary of Energy transitioned into leading DOE and the focus has shifted toward climate change.

Vanadium Section 232 Investigation

In the United States, a petition for an investigation under Section 232 of the Trade Expansion Act of 1962 (U.S) was requested by two domestic companies in November 2019. On June 2, 2020, the U.S. Secretary of Commerce, Wilbur Ross, initiated an investigation into whether the present quantities or circumstances of vanadium imports into the United States threaten to impair the national security. The initiation of this investigation created a 270 day window, which lasts until February 2021, to compile and deliver a report to the President of the United States. The Section 232 National Security Investigation of Imports of Vanadium was concluded and a report submitted to President Biden on February 22, 2021. The President has 90 days to decide if he concurs with the findings and recommendations and determine whether to take an action to mitigate the impairment of national security. As a remedy, the petitioners requested a 40% tariff on vanadium imports from all sources and the establishment of a stockpiling program. Separate tariff rate quotas were requested for refined vanadium products. Western has submitted survey data and continues to support this investigation and remedies that level the playing field for U.S. domestic producers versus foreign state-sponsored competitors.

Paycheck Protection Program Loan

On May 6, 2020, the Company obtained the PPP Loan of $73,116. The loan had a fixed interest rate of 1%, required the Company to make seventeen (17) monthly payments, after a seven months deferral period, and had a maturity date of May 6, 2022. The entirety of the loan principal was eligible for forgiveness to the extent that the proceeds are utilized toward permissible expenditures within the initial period. On December 2, 2020, the Company received notice from the U.S. Small Business Association that the entire PPP Loan balance and accrued interest would be forgiven in full on such date. The Company recorded the loan forgiveness as other income in the Company’s consolidated statement of operations.

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

Year Ended December 31, 2020 as Compared to the Year Ended December 31, 2019

The following table presents the Company’s financial results for the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,
	2020	2019
Revenue
Lease revenue	$54,620	$44,620

Expenses
Mining expenditures	393,182	466,117
Professional fees	299,908	362,698
General and administrative	1,136,049	1,122,591
Consulting fees	39,137	138,096
Total operating expenses	1,868,276	2,089,502

Operating loss	(1,813,656)	(2,044,882)

Interest expense, net	13,338	65,345
Warrant modification expense	639,012	-
Gain on forgiveness of debt	(73,116)	-

Net loss	(2,392,890)	(2,110,227)

Other Comprehensive income (expense)
Foreign exchange (loss) gain	(110,860)	43,486

Comprehensive Loss	(2,503,750)	(2,066,741)

Net loss per share - basic and diluted	$(0.08)	$(0.07)

Summary:

Our consolidated net loss for the years ended December 31, 2020 and 2019 was $2,392,890 and $2,110,227 or $0.08 and $0.07 per share, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the years ended December 31, 2020 and 2019 was $2,503,750 and $2,066,741, respectively.

Revenue

Our revenue for the years ended December 31, 2020 and 2019 was $54,620 and $44,620, respectively. This revenue resulted from lease revenue pursuant to a July 2017 oil and gas lease agreement, which was extended for an additional three years in 2020, February 2018 pipeline easement, and July 2018 right-of-way agreement. This revenue is derived from the Weld County Colorado (DJ-Basin) oil and gas property acquired in the Black Range Minerals acquisition.

Mining Expenditures

Mining expenditures for the year ended December 31, 2020 were $393,182 as compared to $466,117 for the year ended December 31, 2019. The decrease in mining expenditures of $72,935, or 15.6% was principally attributable to the Sunday Mine Complex project’s disproportionately larger exploration, development, and mining expenditures during 2019 versus the surface infrastructure portion of the projects conducted during 2020.

Professional Fees

Professional fees for the year ended December 31, 2020 were $299,908 as compared to $362,698 for the year ended December 31, 2019. The decrease in professional fees of $62,790, or 17.3% was due to a $31,123 decrease in professional services utilization and $21,890 decrease in investor relations expenditure.

General and Administrative

General and administrative expenses for the year ended December 31, 2020 were 1,136,049 as compared to $1,122,591 for the year ended December 31, 2019. The increase in general and administrative expense of $13,458, or 1.2% is due to a $87,581 increase in payroll and stock based compensation, offset by a $53,160 decrease due to reduced 2020 travel and convention expenditures and $25,373 in reduced utilities costs from not having the mines open during 2020.

Consulting Fees

Consulting fees for the year ended December 31, 2020 were $39,137 as compared to $138,096 for the year ended December 31, 2019. The decrease in consulting fees of $98,959, or 71.7% was principally due to the Company’s reduced utilization of consultants during the current period.

Interest Expense, net

Interest expense, net, for the year ended December 31, 2020 was $13,338 as compared to $65,345 for the years ended December 31, 2019. The decrease of interest expense, net, of $52,007 was due to the acceleration of amortization expense in 2019 on the Van 4 Mine as it was placed into reclamation.

Warrant Modification Expense

Warrant modification expense for the year ended December 31, 2020 was $639,012 as compared to $0 for the year ended December 31, 2019. The increase in warrant modification expense relates to the Company’s decision on April 20, 2020 to extend warrants issued to investors during various 2018 private placements and amend the trigger price in the acceleration clause for each tranche of warrants, resulting in a warrant modification expense of $639,012.

Gain on Forgiveness of Debt

Gain on forgiveness of debt for the year ended December 31, 2020 was $73,116 as compared to $0 for the year ended December 31, 2019. The gain on forgiveness of debt relates to the Company having its PPP Loan forgiven by the U.S. Small Business Association in December 2020.

Foreign Exchange

Foreign exchange (loss) gain for the year ended December 31, 2020 was $(110,860) as compared to $43,486 for the year ended December 31, 2019. The increase of the foreign exchange loss of $154,346 is primarily due to a swing from a gain in 2019 to a loss in 2020 from holding cash balances in Canadian Dollars and the translation loss from using United Stated Dollars as the reporting currency.

Liquidity and Capital Resources

The Company’s cash balance as of December 31, 2020 was $565,250. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public company reporting responsibilities. Management believes that in order to finance the development of the mining properties and Kinetic Separation, the Company will be required to raise additional capital by way of debt and/or equity. The Company could potentially require additional capital in 2021 if the scope of the Sunday Mine Complex expands. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash used in operating activities

Net cash used in operating activities was $1,513,626 for the year ended December 31, 2020, as compared with $1,784,544 for the year ended December 31, 2019. Of the $1,513,626 in net cash used in operating activities, $2,392,890 is derived from our net loss before non-cash adjustments. During the years ended December 31, 2020, $10,628 represented an increase in depreciation, $15,712 represented an increase in accretion of reclamation liability, $73,116 represented a gain on forgiveness of debt, $204,808 represented an increase in stock based compensation, $639,012 represented an increase in warrant modification expense, $67,029 represented an increase in prepaid expenses and other current assets, $110,543 represented a decrease in accounts payable and accrued expenses, and $125,380 represented an increase in deferred revenue.

Net cash used in investing activities

Net cash used in investing activities was $0 for the year ended December 31, 2020, as compared with $71,042 for the year ended December 31, 2019. This capital expenditure in 2019 represents the initiation of expenditures needed to re-open the Sunday Mine Complex.

Net cash provided by financing activities

Net cash provided by financing activities for the years ended December 31, 2020 and 2019 were $73,116 and $2,996,911, respectively. The Company applied for and received $73,116 in the form of a PPP Loan on May 6, 2020 from the U.S. Small Business Association, as discussed above, which was forgiven on December 2, 2020.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of December 31, 2020 and 2019, to be approximately $906,811 and $897,662, respectively. On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine, and its related restricted cash are included in current liabilities, and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of December 31, 2020 and 2019 of $309,940 and $294,228, respectively. The gross reclamation liabilities as of December 31, 2020 and 2019 are secured by financial warrantees in the amount of $906,811 and $897,662, respectively.

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

On June 23, 2020, the same entity discussed above elected to extend the oil and gas lease easement for three additional years commencing on the date the lease would have previously expired.

During the years ended December 31, 2020 and 2019, the Company recognized aggregate revenue of $54,620 and $44,620, respectively, under these oil and gas lease arrangements.

In early 2020, Bison Oil & Gas traded this lease to Mallard Exploration (“Mallard”). Mallard subsequently filed an application with the Colorado Oil & Gas Conservation Commission (“COGCC”) to update the permitting to create a new pooled unit.

In late 2020, Mallard began development of the pooled unit. By March 31, 2021, the drilling portion of the project had been completed for the eight horizontal wells named Blue Teal Fed. Seven wells were drilled to a 2.5 miles lateral length and one well was drilled to a 3.0 mile lateral length. These DJ-Basin wells target the Niobrara formation. During May 2021, Mallard will commence the well completion stage, fracking, and flow back. Despite some weather delays over the winter, the Operations Plan remains close to schedule and production is projected to commence during the third quarter of 2021. Upon production, the Company will receive a net royalty of 1/16th.

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $392,086 as of December 31, 2020) to Seller within 60 days of the first commercial application of the Kinetic Separation. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $392,086 and $351,099 as of December 31, 2020 and 2019, respectively.

Going Concern

The Company has incurred continuing losses from its operations and as of December 31, 2020, the Company had an accumulated deficit of $11,087,459 and working capital of $162,375.

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

Off Balance Sheet Arrangements

As of December 31, 2020, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

This information appears following Item 17 of this report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020, due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of our board of directors (the “Board”) and our executive officers.

Name	Age	Position(s)

George Glasier	77	President, Chief Executive Officer and Director

Robert Klein	55	Chief Financial Officer

Bryan Murphy	52	Director, Chairman

Andrew Wilder	50	Director

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

Robert Klein is Chief Financial Officer of Western Uranium & Vanadium Corp. He is in charge of accounting and finance, and is closely involved in capital markets activities, corporate transactions, investor relations, public relations, and legal, and compliance. Formerly, Mr. Klein served as Vice President Finance and had leading roles in reporting, corporate transactions, and Western’s public listings on the CSE and OTCQX. Mr. Klein was formerly the Chief Operating Officer of Cross River Group and began his association with Western on an Operating Partner basis after the formation of Western’s predecessor company, Pinon Ridge Mining, LLC. Previously, Mr. Klein was a Managing Director at Analytical Research, an alternative investments research firm. He has a broad financial background derived from senior operating and investment roles with asset managers and through Exeter Analytics, a consulting firm he founded. Mr. Klein was formerly the CFO of Five Points Capital, a hedge fund spin-out from Soros Fund Management. After having begun his career in public accounting, Mr. Klein worked for Lehman Brothers, an investment bank, and William E. Simon & Sons, a merchant bank and private investment firm. Rob holds the Chartered Financial Analyst designation, received an M.B.A. from the Robert H. Smith School of Business at the University of Maryland and a B.S. in Accounting from George Mason University.

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

Audit Committee

Western has established a separately designated audit committee of the Board of Directors consisting of Andrew Wilder, George Glasier, and Bryan Murphy. Our audit committee is responsible for oversight of audits, corporate governance, board nominations, and executive compensation. The Board has determined that one of its members, Andrew Wilder, who has previously served as Western’s Chief Financial Officer, qualifies as an “audit committee financial expert”.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	TOTAL ($)
George Glasier(1)	2020	$220,000	$-	$-	$53,839	$-	$273,839
President and Chief Executive Officer	2019	$203,333	$-	$-	$-	$-	$203,333

Robert Klein(2)	2020	$127,500	$22,500	$-	$53,839	$-	$203,839
Chief Financial Officer	2019	$120,000	$30,000	$-	$-	$-	$150,000

(1)	Mr. Glasier chose to decline his 2018 stock option grant, requesting instead that those options be reallocated to further incentivize other members of management. On January 6, 2020, Mr. Glasier was granted an option to purchase 125,000 of our common shares at an exercise price of CAD $1.03 per share which expires five years from the date of issuance. This option vested in two installments: two-thirds on the date of grant, and one-third on June 30, 2020.

(2)	On January 6, 2020, Mr. Klein was granted an option to purchase 125,000 of our common shares at an exercise price of CAD $1.03 per share which expires five years from the date of issuance. This option vested in two installments: two-thirds on the date of grant, and one-third on June 30, 2020.

Employment Agreements

George Glasier

On February 8, 2017, the Company entered into an employment agreement with George Glasier, its Chief Executive Officer. The employment agreement automatically renews each year unless either party provides a 90-day advance written notice of their desire to not renew the agreement. The employment agreement provides for a base salary of $180,000 per annum and a discretionary annual cash bonus to be determined by the Company’s Board of Directors. On May 30, 2019, the Board of Directors approved an addendum to Mr. Glasier’s employment agreement, increasing his annual salary from $180,000 to $220,000. Pursuant to the employment agreement, if the Company terminates the employment agreement without cause, or if a change of control occurs, the Company is required to pay to Mr. Glasier a lump sum payment equal to two and one-half times his annual base salary.

Robert Klein

On November 12, 2020, the Company entered into a new employment agreement with its Chief Financial Officer, Robert Klein. The agreement was effective as of October 1, 2020 and has an initial term that ends on September 30, 2021. The agreement will automatically renew for successive annual terms unless either party provides a 90-day advance written notice of their intention not to renew. The Agreement provides for a base salary of $150,000 per year, the amount of which is subject to review by the Board of Directors at least annually. Under the agreement, Mr. Klein is eligible to receive bonuses after the end of each calendar year or earlier in the discretion of the Board, and a bonus will also be considered upon the closing of a strategic transaction by the Company. The agreement provides that Mr. Klein is eligible to participate generally in any employee benefit plan of the Company or its affiliates and to receive annual stock option grants under the Company’s incentive stock option plan in amounts to be determined and approved by the Board.

Outstanding Equity Awards Table

The following table sets forth unexercised options, unvested stock and equity incentive plan awards outstanding for our named executive officers as of December 31, 2020.

Outstanding Option Awards at Fiscal Year-End for 2020

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($CAD)	Option expiration date
George Glasier	150,000	-	$2.50	10/4/2021
	200,000	-	$1.60	10/10/2022
	125,000	-	$1.03	1/6/2025

Robert Klein	100,000	-	$2.50	10/4/2021
	200,000	-	$1.60	10/10/2022
	250,000	-	$2.15	9/24/2023
	125,000	-	$1.03	1/6/2025

Outstanding Stock Awards at Fiscal Year-End for 2020

None.

Director Compensation

The following table sets forth a summary of the compensation for the fiscal year ended December 31, 2020 earned by each director who is not a named executive officer and who served on the Board during the year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Andrew Wilder(1)	$18,480	$-	$53,839	$72,319
Bryan Murphy(2)	$47,133	$-	$53,839	$100,972

(1)

Mr. Wilder is paid a CAD $2,000 monthly fee for his services as a Director. During the year ended December 31, 2020, the Company incurred $18,480 in director fees for Mr. Wilder’s services.

Mr. Wilder was also granted an option to purchase 125,000 of our common shares at an exercise price of CAD $1.03 per share which expires five years from the date of issuance with a grant date fair value of $53,839. The total options were fully vested on September 30, 2020.

(2)

Mr. Murphy is paid a CAD $5,000 monthly fee for his services as Chairman and Director. During the year ended December 31, 2020, the Company incurred $47,133 in director fees for Mr. Murphy’s services.

Mr. Murphy was also granted an option to purchase 125,000 of our common shares at an exercise price of CAD $1.03 per share which expires five years from the date of issuance with a grant date fair value of $53,839. The total options were fully vested on September 30, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our class of common shares as of April 15, 2021 by:

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

Name of Beneficial Owner	Number of Common Shares	Percentage of Outstanding Common Shares (1)

5% or Greater Stockholders
George Glasier (2)	5,258,333	14.2%

Directors and Named Executive Officers
George Glasier (2)	5,258,333	14.2%
Andrew Wilder (3)	725,000	1.9%
Robert Klein (4)	695,000	1.9%
Bryan Murphy (5)	537,500	1.5%

All executive officers and directors as a group (4 persons)	7,215,833	18.6%

(1)	Based on 36,458,747 common shares outstanding on April 15, 2021 and, with respect to each individual holder, rights to acquire our common shares exercisable within 60 days of April 15, 2021.

(2)	Consists of 4,783,333 common shares and 475,000 common shares issuable upon the exercise of stock options held by Mr. Glasier.

(3)	Consists of 725,000 common shares issuable upon the exercise of stock options held by Mr. Wilder.

(4)	Consists of 20,000 common shares and 675,000 common shares issuable upon the exercise of stock options held by Mr. Klein.

(5)	Consists of 31,250 common shares, 31,250 common shares issuable upon the exercise of warrants, and 475,000 common shares issuable upon the exercise of stock options held by Mr. Murphy.

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

At December 31, 2020, a total of 2,808,000 stock options issued under the Plan were outstanding.

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. At December 31, 2020, a total of 30,083,747 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 3,008,375. A stock option exercise price shall not be less than the most recent share issuance price. The maximum term is five years. There are no specific vesting provisions under the Plan. Options are non-assignable and non-transferable except that stock options may be transferred to the spouse of an optionee or to the registered retirement savings plan or registered pension plan of an optionee.

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

Equity Compensation Plan Information

As of December 31, 2020

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,808,000	$1.42	200,375
Equity compensation plans not approved by shareholders	-	n/a	-
Total	2,808,000	$1.56	200,375

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $392,086 as of December 31, 2020) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $392,086 and $351,099 as of December 31, 2020 and December 31, 2019, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by MNP LLP (“MNP”), our independent registered accounting firm for the fiscal years ended December 31, 2020 and December 31, 2019. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

	2020	2019
Audit fees	$75,069	$66,552
Audit-related fees	-	-
Tax fees	22,319	10,031
All other fees	-	-
Total fees	$97,388	$76,583

Audit fees. Consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements. These fees also include the review of registration statements and the delivery of consents in connection with registration statements.

Audit-related fees. There were no fees billed by MNP for professional services rendered for audit-related services for the years ended December 31, 2020 and 2019.

Tax fees. Consists of fees incurred for the Company’s U.S. and Canadian tax preparation fees and tax consulting fees.

All other fees. There were no fees billed by MNP for professional services rendered for other compliance purposes for the years ended December 31, 2020 and 2019.

The Company’s Board of Directors has established pre-approval policies and procedures, pursuant to which the Board approved the foregoing audit and tax services provided by MNP in 2020 and 2019 consistent with the Board’s responsibility for engaging Western’s independent auditors. The Board also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Board has determined that the rendering of such services is compatible with MNP maintaining its independence.

PART IV – OTHER INFORMATION

ITEM 15. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any unregistered sales of equity securities during the quarter ended December 31, 2020.

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

(a) The following financial statements are being filed as part of this Annual Report.

(b) The following exhibits are being provided as required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1 (1)	Share Exchange Agreement between Pinon Ridge Mining LLC, Homeland Uranium Inc., Homeland Uranium (Utah), et al., dated November 6, 2014.

2.2 (1)	Merger Implementation Agreement between Black Range Minerals Limited and Western Uranium Corporation, dated March 20, 2015.

2.3 (1)	Credit Facility between Western Uranium Corporation and Black Range Minerals Limited, dated March 20, 2015.

2.4 (2)	Termination and Liquidation Agreement between Ablation Technologies LLC, Black Range Minerals Ablation Holdings Inc. and Mineral Ablation, LLC dated March 17, 2015

3.1 (1)	Certificate of Incorporation, as amended.

3.2 (1)	Amended and Restated By-laws.

10.1 (3)	Call Option Agreement

10.2 (2)	Technology License Agreement between Ablation Technologies LLC and Black Range Mineral Ablation Holdings Inc. dated as of March 17, 2015

10.3 (4)	Incentive Stock Option Plan (Rolling 10%), as amended

10.4 (5)	Employment Agreement between George Glasier and Western Uranium & Vanadium Corporation dated February 8, 2017

10.5 (5)	Employment Agreement between Robert Klein and Western Uranium & Vanadium Corporation dated May 12, 2017

10.6 (6)	Employment Agreement between Robert Klein and Western Uranium & Vanadium Corporation dated November 13, 2017

10.7 (7)	Addendum to Employment Agreement between George Glasier and Western Uranium & Vanadium Corporation dated May 30, 2019

10.8 (8)	Employment Agreement, dated November 12, 2020, by and between Robert Klein and Western Uranium and Vanadium Corp.

21.1 (1)	List of Subsidiaries

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

95*	Mine Safety Disclosure Exhibit

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of the omitted schedules and exhibits to the SEC upon request.
*	Filed herewith
(1)	Previously filed as an exhibit to the Company’s Form 10 filed on April 29, 2016
(2)	Previously filed as an exhibit with Amendment No. 2 to the Company’s Form 10 filed on July 22, 2016
(3)	Previously filed as an exhibit with Amendment No. 1 to the Company’s Form 10 filed on June 22, 2016
(4)	Previously filed as an exhibit to the Company’s Form 8-K filed on October 12, 2016
(5)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 15, 2017
(6)	Previously filed as an exhibit to the Company’s Form 10-K filed on April 2, 2018
(7)	Previously filed as an exhibit to the Company’s Form 10-Q filed on August 14, 2019
(8)	Previously filed as an exhibit to the Company’s Form 10-Q filed on November 16, 2020

ITEM 17. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM &VANADIUM CORP.

Date: April 15, 2021	By:	/s/ George Glasier
George Glasier
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2021	By:	/s/ George Glasier
George Glasier
Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: April 15, 2021	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 15, 2021	By:	/s/ Bryan Murphy
Bryan Murphy
Director

Dated: April 15, 2021	By:	/s/ Andrew Wilder
Andrew Wilder
Director

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Stated in USD)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Western Uranium & Vanadium Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Uranium & Vanadium Corp. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and other comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Mississauga, Canada

April 15, 2021

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in USD)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash	$565,250	$2,084,782
Restricted cash, current portion	75,057	75,057
Prepaid expenses	136,883	189,818
Marketable securities	2,405	2,759
Other current assets	11,251	25,345
Total current assets	790,846	2,377,761

Restricted cash, net of current portion	831,754	822,605
Mineral properties and equipment	11,735,522	11,746,150
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$22,846,173	$24,434,567

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$488,794	$599,337
Reclamation liability, current portion	75,057	75,057
Deferred revenue, current portion	64,620	24,620
Total current liabilities	628,471	699,014

Reclamation liability, net of current portion	234,883	219,171
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	392,086	351,099
Deferred revenue, net of current portion	108,480	23,100

Total liabilities	4,072,807	4,001,271

Commitments

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 30,084,053 and 30,084,053 shares issued as of December 31, 2020 and December 31, 2019, respectively and 30,083,747 and 30,083,747 shares outstanding as of December 31, 2020 and December 31, 2019, respectively	29,886,367	29,042,547
Treasury shares, 306 and 306 shares held in treasury as of December 31, 2020 and December 31, 2019, respectively	-	-
Accumulated deficit	(11,087,459)	(8,694,569)
Accumulated other comprehensive income	(25,542)	85,318
Total shareholders’ equity	18,773,366	20,433,296
Total liabilities and shareholders’ equity	$22,846,173	$24,434,567

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

	For the Years Ended December 31,
	2020	2019
Revenues
Lease revenue	$54,620	$44,620

Expenses
Mining expenditures	393,182	466,117
Professional fees	299,908	362,698
General and administrative	1,136,049	1,122,591
Consulting fees	39,137	138,096
Total operating expenses	1,868,276	2,089,502

Operating loss	(1,813,656)	(2,044,882)

Accretion and interest	13,338	65,345
Warrant modification expense	639,012	-
Gain on forgiveness of debt	(73,116)	-

Net loss	(2,392,890)	(2,110,227)

Other comprehensive (expense) income
Foreign exchange (loss) gain	(110,860)	43,486

Comprehensive loss	$(2,503,750)	$(2,066,741)

Net loss per share - basic and diluted	$(0.08)	$(0.07)

Weighted average shares outstanding, basic and diluted	30,083,747	28,859,646

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF  CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

	Common Shares		Treasury Shares		Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income	Total

Balance as of January 1, 2019	25,976,837	$25,865,367	306	$-	$(6,584,342)	$41,832	$19,322,857

Stock based compensation - stock options	-	180,269	-	-	-	-	180,269
Private placement - April 16, 2019	3,914,632	2,856,356	-	-	-	-	2,856,356
Private placement - June 17, 2019	192,278	140,555	-	-	-	-	140,555
Foreign exchange gain	-	-	-	-	-	43,486	43,486
Net loss	-	-	-	-	(2,110,227)	-	(2,110,227)

Balance as of December 31, 2019	30,083,747	$29,042,547	306	$-	$(8,694,569)	$85,318	$20,433,296

Stock based compensation - stock options	-	204,808	-	-	-	-	204,808
Warrant modification expense	-	639,012	-	-	-	-	639,012
Foreign Exchange (loss)	-	-	-	-	-	(110,860)	(110,860)
Net loss	-	-	-	-	(2,392,890)	-	(2,392,890)

Balance as of December 31, 2020	30,083,747	$29,886,367	306	$-	$(11,087,459)	$(25,542)	$18,773,366

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

	For the Years Ended December 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(2,392,890)	$(2,110,227)
Reconciliation of net loss to cash used in operating activities:
Depreciation	10,628	6,612
Accretion of and additions to reclamation liability	15,712	69,583
Gain on forgiveness of debt	(73,116)	-
Stock based compensation	204,808	180,269
Warrant modification expense	639,012	-
Change in marketable securities	354	2,022
Change in operating assets and liabilities:
Prepaid expenses and other current assets	67,029	5,800
Accounts payable and accrued liabilities	(110,543)	106,017
Deferred revenue	125,380	(44,620)
Net cash used in operating activities	(1,513,626)	(1,784,544)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(71,042)
Net cash used in investing activities	-	(71,042)

Cash Flows From Financing Activities
Proceeds from loan payable	73,116	-
Issuances of Common shares, net of offering costs	-	2,996,911
Net cash provided by financing activities	73,116	2,996,911

Effect of foreign exchange rate on cash	(69,873)	42,224

Net decrease in cash and restricted cash	(1,510,383)	1,183,549

Cash and restricted cash - beginning	2,982,444	1,798,895

Cash and restricted cash - ending	$1,472,061	$2,982,444

Cash	$565,250	$2,084,782
Restricted cash	906,811	897,662
Total	$1,472,061	$2,982,444

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

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

Note 2 – Liquidity and going concern

The Company has incurred continuing losses from its operations and negative operating cash flows from operations and as of December 31, 2020, the Company had an accumulated deficit of $11,087,459 and working capital of $162,375.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. On May 6, 2020, the Company obtained a Paycheck Protection Program loan (the “PPP Loan”) of $73,116. The loan had a fixed interest rate of 1%, required the Company to make seventeen (17) monthly payments, after a deferral period, and had a maturity date of May 6, 2022. On December 2, 2020, the Company received notice from the U.S. Small Business Association that the entire PPP Loan balance and accrued interest was forgiven in full on such date. The Company recorded the loan forgiveness as other income in the Company’s consolidated statements of operations and comprehensive loss.

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

Companies in the Production Stage as defined under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. The Company is in the Exploration Stage which has resulted in the Company reporting larger losses than if it had been in the Production Stage due to the expensing, instead of capitalizing, of expenditures relating to ongoing mine development and extraction activities. Additionally, there would be no corresponding amortization allocated to future reporting periods of the Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if the Company had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, the Company’s consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, CONTINUED

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty and the effects on the consolidated financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common shares, assessment of the useful life and evaluation for impairment of Kinetic Separation intellectual property, valuation and impairment assessments on mineral properties and equipment, deferred contingent consideration, the reclamation liability, valuation of stock-based compensation, and valuation of available-for-sale securities. Other areas requiring estimates include allocations of expenditures, depletion and amortization of mineral rights and properties. Actual results could differ from those estimates.

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

Cash

The Company considers all highly-liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2020 and 2019, the Company had no cash equivalents.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, CONTINUED

Restricted Cash

Certain cash balances are restricted as they relate to deposits with banks that have been assigned to state reclamation authorities in the United States to secure various reclamation guarantees with respect to mineral properties in Utah, Wyoming and Colorado. As these funds are not available for general corporate purposes and secure the long term reclamation liability (see Note 4), they have been separately disclosed and classified as long-term for the majority of the Company’s mines. As of December 31, 2020 and 2019, the Company has determined that the Van 4 Mine is now considered to be in reclamation. The Company recognized the Van 4 Mine’s reclamation liability and its restricted cash in full on the Company’s consolidated balance sheet as current.

Revenue Recognition

The Company leases certain of its mineral properties for the exploration and production of oil and gas reserves. The Company accounts for lease revenue in accordance with ASC 842 “Leases”. Lease payments received in advance are deferred and recognized on a straight – line basis over the related lease term associated with the prepayment. Royalty payments will be recognized as revenues when received.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Fair Values of Financial Instruments (continued)

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of December 31, 2020	$2,405	$-	$-
Marketable securities as of December 31, 2019	$2,759	$-	$-

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

Impairment of Long-Lived Assets

The Company reviews and evaluates its long-lived assets and kinetic separation technology for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected uranium (“U3O8”) prices (considering current and historical prices, trends and related factors), production levels, operating costs of production and capital and restoration and reclamation costs, based upon the projected remaining future uranium production from each project. The Company’s long-lived assets (which include its mineral assets and Kinetic Separation intellectual property) were acquired during the end of 2014 and in 2015 in arms-length transactions. As of December 31, 2020, the Company evaluated the total estimated future cash flows on an undiscounted basis for its mineral properties, equipment, and Kinetic Separation intellectual property and determined that no impairment was deemed to exist. Estimates and assumptions used to assess recoverability of the Company’s long-lived assets and measure fair value of our uranium properties are subject to risk uncertainty. Changes in these estimates and assumptions could result in the impairment of its long-lived assets. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2020 and December 31, 2019, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2020 and 2019. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company has identified its federal Canadian and United States tax returns and its state tax returns in Colorado and Utah as its “major” tax jurisdictions, and such returns for the years 2016 through 2020 remain subject to examination.

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

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which clarifies that an entity must measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. ASU 2019-08 is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. The Company adopted ASU 2019-08, and has determined that there was no material impacts on its consolidated financial statements.

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

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the year. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of diluted net loss per share for the years ended December 31, 2020 and 2019 excludes potentially dilutive securities. The computations of net loss per share for each year presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2020	2019
Warrants to purchase common shares	8,533,582	8,602,913
Options to purchase common shares	2,808,000	2,208,000
Total potentially dilutive securities	11,341,582	10,810,913

Leases

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ (deficit) equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2018-10, and has determined that there was no impact to the consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying consolidated financial statements. The Company has adopted the recent accounting standards that are disclosed below.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For public business entities that meet the definition of an SEC filer, the standard will be effective for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. For debt securities with other-than-temporary impairment, the guidance will be applied prospectively. Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the non-credit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard became effective for the Company beginning January 1, 2021. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosure.

In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminated certain exceptions and changed guidance on other matters. The exceptions relate to the allocation of income taxes in separate company financial statements, tax accounting for equity method investments and accounting for income taxes when the interim period year-to-date loss exceeds the anticipated full year loss. Changes relate to the accounting for franchise taxes that are income-based and non-income-based, determining if a step up in tax basis is part of a business combination or if it is a separate transaction, when enacted tax law changes should be included in the annual effective tax rate computation, and the allocation of taxes in separate company financial statements to a legal entity that is not subject to income tax. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact but does not believe there will be an impact of the adoption of this standard on its results of operations, financial position and cash flows and related disclosures.

In June 2020, the American Institute of Certified Public Accountants in conjunction with FASB developed Technical Question and Answer (“TQA”) 3200.18, “Borrower Accounting for a Forgivable Loan Received Under the Small Business Administration Paycheck Protection Program”, which is intended to provide clarification on how to account for loans received from the Paycheck Protection Program (“PPP”). TQA 3200.18 states that an entity may account for PPP loans under ASC 470, “Debt” or, if the entity is expected to meet PPP eligibility criteria and the PPP loan is expected to be forgiven, the entity may account for the loans under International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance”. The Company has accounted for PPP loan proceeds under ASC 470 as allowed by TQA 3200.18.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)

NOTE 4 - MINERAL ASSETS equipment, and Kinetic separation INTELLECTUAL PROPERTY AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of December 31, 2020 include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of December 31, 2020 include Hansen, North Hansen, and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company no longer holds any interest in Hansen and Hansen Picnic Tree, see Note 12 for additional information. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado and Wyoming. All of the mining assets represent properties which have previously been mined to different degrees for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mineral properties and equipment and kinetic separation intellectual property are:

	As of December 31,
	2020	2019
Mineral properties and equipment	$11,735,522	$11,746,150
Kinetic separation intellectual property	$9,488,051	$9,488,051

Oil and Gas Lease and Easement

The Company entered into an oil and gas lease that became effective with respect to minerals and mineral rights owned by the Company of approximately 160 surface acres of the Company’s property in Colorado. As consideration for entering into the lease, the lessee has agreed to pay the Company a royalty of 18.75% of the lessee’s revenue attributed to oil and gas produced, saved, and sold attributable to the net mineral interest. The Company has also received cash payments from the lessee related to the easement that the Company is recognizing incrementally over the eight year term of the easement.

On June 23, 2020, the same entity as discussed above elected to extend the oil and gas lease easement for three additional years commencing on the date the lease would have previously expired.

During the years ended December 31, 2020 and 2019 the Company recognized aggregate revenue of $54,620 and $44,620, respectively, under these oil and gas lease arrangements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)

NOTE 4 - MINERAL ASSETS equipment, and Kinetic separation INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of December 31, 2020 and 2019, to be approximately $906,811 and $897,662, respectively. On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine, and its related restricted cash are included in current liabilities, and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of December 31, 2020 and 2019 of $309,940 and $294,228, respectively. The gross reclamation liabilities as of December 31, 2020 and 2019 are secured by financial warranties in the amount of $906,811 and $897,662, respectively.

Reclamation liability activity for the years ended December 31, 2020 and 2019 consists of:

	For the Years Ended December 31,
	2020	2019
Beginning balance	$294,228	$224,645
Accretion	15,712	69,583
Ending Balance	$309,940	$294,228

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)

NOTE 4 - MINERAL ASSETS equipment, and Kinetic separation INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

Van 4 Mine Permitting Status

A prior owner of the Company’s Van 4 Mine had been granted a first Temporary Cessation from reclamation of the mine by the Colorado Mined Land Reclamation Board (“MLRB”) which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second five-year Temporary Cessation for the Van 4 Mine. Thereafter, the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing must include all of the parties in the proceeding. The plaintiff organizations are seeking for the court to set aside the board order granting a second five-year Temporary Cessation period to PRM for the Van 4 Mine. The Colorado state Attorney General was defending this action in the Denver Colorado District Court. On May 8, 2018, the Denver Colorado District Court ruled in favor, whereby the additional five-year temporary cessation period was granted. The Plaintiffs appealed this ruling to the Colorado Court of Appeals and on July 25, 2019 the ruling was reversed, whereby the additional five-year temporary cessation period should not have been granted. Thereafter, the MLRB and the Colorado Attorney General advised Western that it will not make an additional appeal of the ruling. Further, the time period for an appeal has passed. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 Mine into reclamation. On January 22, 2020, the MLRB held a hearing and afterward on March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has five years to complete the reclamation of the Van 4 Mine. The reclamation commenced in the spring of 2020 and is fully covered by the reclamation bonds posted upon acquisition of the property.

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue is the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter has been delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3 to 1 decision which acknowledged that the work completed at the Sunday Mines under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to Active status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for temporary cessation status for the Sunday Mine Complex as the mines had not be restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine temporary cessation status. In a unanimous vote, the MLRB approved temporary cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 10, 2020, the MLRB issued a board order which finalized the findings of the October 21, 2020 permit hearing. On November 6, 2020, the MLRB signed an order placing the five Sunday Mine Complex mine permits into Temporary Cessation. On November 12, 2020, a coalition of environmental groups filed a complaint against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz Mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz Mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. According to the judicial review timetable, an opening brief and answer brief will be filed with the Denver District Court during second quarter 2021.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)

NOTE 5 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of December 31,
	2020	2019
Trade accounts payable	$347,017	$404,015
Accrued liabilities	141,777	195,322
Total accounts payable and accrued liabilities	$488,794	$599,337

Note 6 – Loan Payable

Paycheck Protection Program Loan

On May 6, 2020, the Company obtained the PPP Loan of $73,116. The loan had a fixed interest rate of 1%, required the Company to make seventeen (17) monthly payments, after a seven months deferral period, and had a maturity date of May 6, 2022. The entirety of the loan principal was eligible for forgiveness to the extent that the proceeds are utilized toward permissible expenditures within the initial period. On December 2, 2020, the Company received notice from the U.S. Small Business Association that the entire PPP Loan balance and accrued interest was forgiven in full on such date. The Company recorded the loan forgiveness as other income in the Company’s consolidated statement of operations and other comprehensive loss.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Supply Contract

In December 2015, the Company signed a uranium concentrates supply agreement with a major U.S. utility company for delivery commencing in 2018 and continuing for a five year period through 2022. As the Company does not possess saleable uranium, a partial assignment agreement was put in place whereby the assignee accepted the Company’s right to the Year 1 delivery of 125,000 pounds of natural uranium concentrates. The Year 1 delivery was made during 2018 and the assignee was paid the full consideration under the agreement. The Company did not recognize any gain or loss on this transaction. In Year 2, a partial assignment agreement was put in place whereby the assignee accepted the Company’s right to the Year 2 delivery of 125,000 pounds of natural uranium concentrates. The Year 2 delivery was made during 2019 and the assignee was paid the full consideration under the agreement. The Company did not recognize any gain or loss on this transaction. The Company and the U.S. utility customer mutually agreed to cancel the Year 3 delivery, rather than pursue a partial assignment; there was no delivery during 2020. See Note 15 for additional information related to the Year 4 delivery.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)

NOTE 8 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of December 31, 2020 and 2019, an unlimited number of common shares were authorized for issuance.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of December 31, 2020, a total of 30,083,747 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 3,008,375.

On January 6, 2020, the Company granted options under the Plan for the purchase of an aggregate of 600,000 common shares to five individuals consisting of directors, officers, and consultants of the Company. The options have a five year term, an exercise price of CAD $1.03 (US $0.81 as of December 31, 2020) and vest equally in thirds commencing initially on the date of grant and thereafter on January 31, 2020, and September 30, 2020.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)

NOTE 8 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value (USD)	Intrinsic Value (USD)
Outstanding - January 1, 2020	2,208,000	$1.56	3.01	$0.41
Granted	600,000	$0.76	4.52	$0.76
Expired, forfeited, or cancelled	-	$-	-	$-
Outstanding – December 31, 2020	2,808,000	$1.42	2.43	$0.37	$33,782
Exercisable – December 31, 2020	2,808,000	$1.42	2.43	$0.37	$33,782

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value (USD)	Intrinsic Value (USD)
Outstanding - January 1, 2019	2,416,664	$1.67	3.73	$0.48
Expired, forfeited, or cancelled	(208,664)	$3.80	3.01	$-
Outstanding – December 31, 2019	2,208,000	$1.56	3.01	$0.41	$-
Exercisable – December 31, 2019	2,208,000	$1.56	3.01	$0.41	$-

The Company’s stock based compensation expense related to stock options for the years ended December 31, 2020 and 2019 was $204,808 and $180,269, respectively. As of December 31, 2020, the Company had $0 in unamortized stock option expense.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)

NOTE 8 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Warrants

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)
Outstanding - January 1, 2019	6,798,401	$1.49
Issued	2,059,825	$1.70
Expired	(255,313)	$1.26
Outstanding – December 31, 2019	8,602,913	$1.31	1.03	$-
Exercisable – December 31, 2019	8,602,913	$1.51	1.58	$-

Outstanding - January 1, 2020	8,602,913	$1.51
Issued	-	-
Expired	(69,331)	0.86
Outstanding – December 31, 2020	8,533,582	$1.54	0.82	$-
Exercisable – December 31, 2020	8,533,582	$1.54	0.82	$-

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)

Note 9 - Mining Expenditures

	For the Years Ended December 31,
	2020	2019
Permits	$112,730	$145,128
Maintenance	-	-
Mining Costs	275,331	318,960
Royalties	5,121	2,029
	$393,182	$466,117

NOTE 10 - Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $392,086 as of December 31, 2020) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $392,086 and $351,099 as of December 31, 2020 and 2019, respectively.

Note 11 – Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryovers	$5,228,266	$4,634,775
Marketable securities	15,650	15,562
Accrued expenses	78,600	43,659
Deferred tax assets, gross	5,322,516	4,693,996

Less: valuation allowance	(2,997,084)	(2,427,666)
Deferred tax assets, net	2,325,432	2,266,330

Deferred tax liabilities:
Property and equipment	(5,034,319)	(4,975,217)

Deferred tax liabilities, net	$(2,708,887)	$(2,708,887)

The change in the Company’s valuation allowance is as follows:

	For the Years Ended December 31,
	2020	2019
Beginning of year	$2,427,665	$1,962,122
Increase (decrease) in valuation allowance	569,419	465,543
End of year	$2,997,084	$2,427,665

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)

Note 11 – Income Taxes, CONTINUED

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income from operations before the provision for income taxes is as follows:

	For the Years Ended December 31,
	2020	2019
U.S. federal statutory rate	(21.0)%	(21.0)%
State and foreign taxes	(3.8)%	(3.8)%
Permanent differences
Non-deductible expenses	2.0%	2.3%
Valuation allowance	22.8%	22.5%
Effective income tax rate	0%	0%

The Company has net operating loss carryovers of approximately $21,081,717 for federal and state income tax purposes and net operating loss carryovers of $11,458,182 for Canadian provincial tax purposes which begin to expire in 2026. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company.

Based on losses from inception, the Company determined that as of December 31, 2020 it is more likely than not that the Company will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a valuation allowance against the deferred tax assets was required of $2,997,084 and $2,427,666 as of December 31, 2020 and 2019, respectively.

Internal Revenue Code (“IRC”) Section 382 imposes limitations on the use of net operating loss carryovers when the share ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis over a period of three years by more than 50 percentage points. Management cannot control the ownership changes occurring. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. The Company has analyzed the issuances of common shares during the years ended December 31, 2020 and 2019 and does not believe such change of control occurred. If such ownership change under IRC section 382 had occurred, such change would substantially limit the Company’s ability in the future to utilize its net operating loss carryforwards.

Note 12 – Option and exploration agreement

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)

NOTE 13 – FINANCIAL INSTRUMENTS

Fair Values

The Company’s financial instruments consist of cash, restricted cash, and accounts payable and accrued liabilities. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s financial instruments also incorporated marketable securities that are adjusted to fair value at each balance sheet date based on quoted prices which are considered level 1 inputs. The reclamation deposits, which are reflected in restricted cash on the consolidated balance sheets, are deposits mainly invested in certificates of deposit at major financial institutions and their fair values were estimated to approximate their carrying values. There were no transfers of financial instruments between Levels 1, 2, and 3 during the years ended December 31, 2020 and 2019.

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

Liquidity Risk

Liquidity risk is the risk that the Company’s consolidated cash flows from operations will not be sufficient for the Company to continue operating and discharge is liabilities. The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to obtain financing, either in the form of debt or equity, or achieving profitable operations in order to satisfy its liabilities as they come due. As of December 31, 2020, the Company had a working capital of $162,375 and cash on hand of $565,250.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)

Note 14 – COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States. As the COVID-19 coronavirus continues to spread in the United States, the Company may experience disruptions that could severely impact the Company. The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States to contain and treat the disease. To date, COVID-19 has primarily caused Western delays in reporting, regulatory, and operations. Most notably, the Company initiated a request for temporary cessation status for the Sunday Mine Complex as the mines had not been restarted within the 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. The Van 4 Mine reclamation process was also delayed because of the COVID-19 pandemic. The Company is monitoring COVID-19’s potential impact on the Company’s operations.

Note 15 – Subsequent events

On February 16, 2021, the Company closed on a non-brokered private placement (the “Private Placement”) of 3,250,000 units (the “Units”) at a price of CAD $0.80 per Unit. The aggregate gross proceeds raised in this Private Placement amount to CAD $2,600,000.

Each Unit consists of one common share of Western (a “Share”) plus one common share purchase warrant of Western (a “Warrant”). Each warrant entitled the holder to purchase one Share at a price of CAD $1.20 per Share for a period of three years following the closing date of the Private Placement. A total of 3,250,000 Shares and 3,250,000 Warrants were issued in the Private Placement.

On March 1, 2021, the Company closed on a non-brokered private placement (the “Private Placement”) of 3,125,000 units (the “Units”) at a price of CAD $0.80 per Unit. The aggregate gross proceeds raised in this Private Placement amount to CAD $2,500,000.

Each Unit consists of one common share of Western (a “Share”) plus one common share purchase warrant of Western (a “Warrant”). Each warrant entitled the holder to purchase one Share at a price of CAD $1.20 per Share for a period of three years following the closing date of the Private Placement. A total of 3,125,000 Shares and 3,125,000 Warrants were issued in the Private Placement.

On March 8, 2021, the Company entered into an agreement with a third party to complete the 2021 (Year 4) uranium concentrate delivery, with reference to Note 7. The Company agreed to pay $78,000 in April 2021 to the assignee for the assignee making the delivery in May 2021. The Company did not recognize any gain or loss on this transaction.