Form 10-Q
period 2021-03-31
Western Uranium & Vanadium Corp.
filed 2021-05-17
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As May 14, 2021, 38,165,317 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in USD)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$4,119,776	$565,250
Restricted cash, current portion	75,057	75,057
Prepaid expenses	109,046	136,883
Marketable securities	2,489	2,405
Other current assets	22,364	11,251
Total current assets	4,328,732	790,846

Restricted cash, net of current portion	831,775	831,754
Mineral properties and equipment	11,797,865	11,735,522
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$26,446,423	$22,846,173

Liabilities and Shareholders' Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$493,695	$488,794
Reclamation liability, current portion	75,057	75,057
Deferred revenue, current portion	64,620	64,620
Total current liabilities	633,372	628,471

Reclamation liability, net of current portion	234,972	234,883
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	380,845	392,086
Deferred revenue, net of current portion	92,325	108,480

Total liabilities	4,050,401	4,072,807

Commitments

Shareholders' Equity
Common shares, no par value, unlimited authorized shares, 36,459,053 and 30,084,053 shares issued as of March 31, 2021 and December 31, 2020, respectively and 36,458,747 and 30,083,747 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	33,755,673	29,886,367
Treasury shares, 306 and 306 shares held in treasury as of March 31, 2021 and December 31, 2020, respectively	-	-
Accumulated deficit	(11,379,073)	(11,087,459)
Accumulated other comprehensive income (loss)	19,422	(25,542)
Total shareholders' equity	22,396,022	18,773,366
Total liabilities and shareholders' equity	$26,446,423	$22,846,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenues
Lease revenue	$16,155	$11,155

Expenses
Mining expenditures	47,859	234,716
Professional fees	46,387	73,756
General and administrative	211,181	389,397
Consulting fees	-	27,940
Total operating expenses	305,427	725,809

Operating loss	(289,272)	(714,654)

Accretion and interest	2,342	3,816

Net loss	(291,614)	(718,470)

Other comprehensive income (expense)
Foreign exchange gain (loss)	44,964	(78,443)

Comprehensive loss	$(246,650)	$(796,913)

Net loss per share - basic and diluted	$(0.01)	$(0.03)

Weighted average shares outstanding, basic and diluted	32,707,343	30,083,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Stated in USD)

(Unaudited)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total

Balance as of January 1, 2021	30,083,747	$29,886,367	306	$-	$(11,087,459)	$(25,542)	$18,773,366

Private placement - February 16, 2021	3,250,000	1,950,509	-	-	-	-	1,950,509
Private placement - March 1, 2021	3,125,000	1,918,797	-	-	-	-	1,918,797
Foreign exchange gain	-	-	-	-	-	44,964	44,964
Net loss	-	-	-	-	(291,614)	-	(291,614)

Balance as of March 31, 2021	36,458,747	$33,755,673	306	$-	$(11,379,073)	$19,422	$22,396,022

Balance as of January 1, 2020	30,083,747	$29,042,547	306	$-	$(8,694,569)	$85,318	$20,433,296

Stock based compensation - stock options	-	154,042	-	-	-	-	154,042
Foreign exchange gain	-	-	-	-	-	(78,443)	(78,443)
Net loss	-	-	-	-	(718,470)	-	(718,470)

Balance as of March 31, 2020	30,083,747	$29,196,589	306	$-	$(9,413,039)	$6,875	$19,790,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(291,614)	$(718,470)
Reconciliation of net loss to cash used in operating activities:
Depreciation	2,657	2,657
Accretion of and additions to reclamation liability	2,758	4,176
Discontinuation of reclamation liability	(2,669)
Stock based compensation	-	154,042
Change in marketable securities	(84)	1,139
Change in operating assets and liabilities:
Prepaid expenses and other current assets	16,724	65,166
Accounts payable and accrued liabilities	4,901	(45,589)
Deferred revenue	(16,155)	(11,155)
Net cash used in operating activities	(283,482)	(548,034)

Cash Flows From Investing Activities
Purchase of property and equipment	(65,000)	-
Net cash used in investing activities	(65,000)	-

Cash Flows From Financing Activities
Issuances of Common shares, net of offering costs	3,869,306	-
Net cash provided by financing activities	3,869,306	-

Effect of foreign exchange rate on cash	33,723	(124,442)

Net decrease in cash and restricted cash	3,554,547	(672,476)

Cash and restricted cash - beginning	1,472,061	2,982,444

Cash and restricted cash - ending	$5,026,608	$2,309,968

Cash	$4,119,776	$1,412,306
Restricted cash	906,832	897,662
Total	$5,026,608	$2,309,968

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Note 2 – Liquidity and going concern

The Company has incurred continuing losses from its operations and negative operating cash flows from operations and as of March 31, 2021, the Company had an accumulated deficit of $11,379,073 and working capital of $3,695,360.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. On February 16, 2021, the Company closed on a non-brokered private placement of 3,250,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,600,000 (USD $1,950,509 in net proceeds). On March 1, 2021, the Company closed on a non-brokered private placement of 3,125,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,500,000 (USD $1,918,797 in net proceeds).

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. However, in the opinion of management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2020, as filed with the SEC on April 15, 2021. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2021.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Fair Values of Financial Instruments (continued)

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of March 31, 2021	$2,489	$-	$-

Marketable securities as of December 31, 2020	$2,405	$-	$-

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the year. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of diluted net loss per share for the three months ended March 31, 2021 and 2020 excludes potentially dilutive securities. The computations of net loss per share for each of the three months presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2021	2020
Warrants to purchase common shares	14,526,119	8,602,913
Options to purchase common shares	2,808,000	2,808,000
Total potentially dilutive securities	17,334,119	11,410,913

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

In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminated certain exceptions and changed guidance on other matters. The exceptions relate to the allocation of income taxes in separate company financial statements, tax accounting for equity method investments and accounting for income taxes when the interim period year-to-date loss exceeds the anticipated full year loss. Changes relate to the accounting for franchise taxes that are income-based and non-income-based, determining if a step up in tax basis is part of a business combination or if it is a separate transaction, when enacted tax law changes should be included in the annual effective tax rate computation, and the allocation of taxes in separate company financial statements to a legal entity that is not subject to income tax. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard and did not result in a material impact on its results of operations, financial position and cash flows and related disclosures.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 - MINERAL ASSETS equipment, and Kinetic separation INTELLECTUAL PROPERTY AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of March 31, 2021 include: San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of March 31, 2021 include Hansen, North Hansen, and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado and Wyoming. All of the mining assets represent properties which have previously been mined to different degrees for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mineral properties and equipment and kinetic separation intellectual property are:

	As of March 31, 2021	As of December 31, 2020
Mineral properties and equipment	$11,797,865	$11,735,522
Kinetic separation intellectual property	$9,488,051	$9,488,051

Oil and Gas Lease and Easement

The Company entered into an oil and gas lease that became effective with respect to minerals and mineral rights owned by the Company of approximately 160 surface acres of the Company’s property in Colorado. As consideration for entering into the lease, the lessee has agreed to pay the Company a royalty from the lessee’s revenue attributed to oil and gas produced, saved, and sold attributable to the net mineral interest. The Company has also received cash payments from the lessee related to the easement that the Company is recognizing incrementally over the eight year term of the easement.

On June 23, 2020, the same entity as discussed above elected to extend the oil and gas lease easement for three additional years commencing on the date the lease would have previously expired.

During the three months ended March 31, 2021 and 2020 the Company recognized aggregate revenue of $16,155 and $11,155, respectively, under these oil and gas lease arrangements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 - MINERAL ASSETS equipment, and Kinetic separation INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of March 31, 2021 and December 31, 2020, to be approximately $906,832 and $906,811, respectively. On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine, and its related restricted cash are included in current liabilities, and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of March 31, 2021 and December 31, 2020 of $310,029 and $309,940, respectively. The gross reclamation liabilities as of March 31, 2021 and December 31, 2020 are secured by financial warranties in the amount of $906,832 and $906,811, respectively.

Reclamation liability activity for the three months ended March 31, 2021 and 2020 consists of:

	For the Three Months Ended March 31,
	2021	2020
Beginning Balance	$309,940	$294,228
Accretion	2,758	4,176
Discontinuation of Reclamation Liability	(2,669)	-
Ending Balance	$310,029	$298,404

During the first quarter 2021, the Company received notice that its Ferris Haggerty property was no longer considered to be subject to reclamation treatment. The Company recorded a discontinuation of the Ferris Haggerty property’s present value of $2,669 during the three months ended March 31, 2021.

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

The MLRB and the Colorado Attorney General advised Western that it will not make an additional appeal of the ruling. Further, the time period for an appeal has passed. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 Mine into reclamation. On January 22, 2020, the MLRB held a hearing and on March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, revoking the permit and ordered commencement of final reclamation, which must completed within five (5) years. The Company commenced reclamation of the Van 4 Mine but progress has been delayed both by COVID-19 restrictions and countrywide fire and open flame restrictions. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 - MINERAL ASSETS equipment, and Kinetic separation INTELLECTUAL PROPERTY AND OTHER PROPERTY, CONTINUED

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue was the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter was delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3 to 1 decision which acknowledged that the work completed at the Sunday Mines under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to Active status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for temporary cessation status for the Sunday Mine Complex as the mines had not been restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine temporary cessation status. In a unanimous vote, the MLRB approved temporary cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 10, 2020, the MLRB issued a board order which finalized the findings of the October 21, 2020 permit hearing. On November 6, 2020, the MLRB signed an order placing the five Sunday Mine Complex mine permits into Temporary Cessation. On November 12, 2020, a coalition of environmental groups (the “Plaintiffs”) filed a complaint against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz Mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz Mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiff in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz Mine permit. The MLRB and the Company will respond with an answer brief within 35 days on or before June 9, 2021. The Plaintiff may file a reply brief 21 days thereafter.

NOTE 5 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of
	March 31, 2021	December 31, 2020
Trade accounts payable	$348,090	$347,017
Accrued liabilities	145,605	141,777
Total accounts payable and accrued liabilities	$493,695	$488,794

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Supply Contract

In December 2015, the Company signed a uranium concentrates supply agreement with a major U.S. utility company for delivery commencing in 2018 and continuing for a five year period through 2022. As the Company does not possess saleable uranium, a partial assignment agreement was put in place whereby the assignee accepted the Company’s right to the Year 1 delivery of 125,000 pounds of natural uranium concentrates. The Year 1 delivery was made during 2018 and the assignee was paid the full consideration under the agreement. The Company did not recognize any gain or loss on this transaction. In Year 2, a partial assignment agreement was put in place whereby the assignee accepted the Company’s right to the Year 2 delivery of 125,000 pounds of natural uranium concentrates. The Year 2 delivery was made during 2019 and the assignee was paid the full consideration under the agreement. The Company did not recognize any gain or loss on this transaction. The Company and the U.S. utility customer mutually agreed to cancel the Year 3 delivery, rather than pursue a partial assignment; there was no delivery during 2020. On March 8, 2021, the Company entered into an agreement with a third party to complete the 2021 (Year 4) uranium concentrate delivery. The Company agreed to pay $78,000 in April 2021 to the assignee for the assignee making the delivery in May 2021.

NOTE 7 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to receive rateably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common shares are entitled to share rateably in all assets of the Company that are legally available for distribution. As of March 31, 2021 and December 31, 2020, an unlimited number of common shares were authorized for issuance.

Private Placement

On February 16, 2021, the Company closed on a non-brokered private placement of 3,250,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,600,000 (USD $1,950,509 in net proceeds). Each unit consisted of one common share of Western (a “Share”) plus one common share purchase warrant of Western (a “Warrant”). Each warrant entitled the holder to purchase one Share at a price of CAD $1.20 per Share for a period of three years following the closing date of the private placement. A total of 3,250,000 Shares and 3,250,000 Warrants were issued in the private placement.

On March 1, 2021, the Company closed on a non-brokered private placement of 3,125,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,500,000 (USD $1,918,757 in net proceeds). Each unit consisted of one common share of Western (a “Share”) plus one common share purchase warrant of Western (a “Warrant”). Each warrant entitled the holder to purchase one Share at a price of CAD $1.20 per Share for a period of three years following the closing date of the private placement. A total of 3,125,000 Shares and 3,125,000 Warrants were issued in the private placement.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of March 31, 2021, a total of 36,458,747 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 3,645,875.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 7 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value (USD)	Intrinsic Value (USD)
Outstanding - January 1, 2021	2,808,000	$1.42	2.43	$0.37	$33,782
Outstanding – March 31, 2021	2,808,000	$1.44	2.19	$0.37	$783,285
Exercisable – March 31, 2021	2,808,000	$1.44	2.19	$0.37	$783,285

The Company’s stock based compensation expense related to stock options for the three months ended March 31, 2021 and 2020 was $0 and $154,042, respectively. As of March 31, 2021, the Company had $0 in unamortized stock option expense.

Warrants

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)

Outstanding - January 1, 2021	8,533,582	$1.54	0.82	-
Issued	6,539,940	0.95	-	-
Expired	(547,403)	1.60	-	-
Outstanding – March 31, 2021	14,526,119	$1.30	1.65	$6,773,563
Exercisable – March 31, 2021	14,526,119	$1.30	1.65	$6,773,563

Note 8 - Mining Expenditures

	For the Three Months Ended March 31,
	2021	2020
Permits	$40,724	$35,212
Mining Costs	5,976	198,054
Royalties	1,159	1,450
	$47,859	$234,716

NOTE 9 - Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $380,845 as of March 31, 2021) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $380,845 and $392,086 as of March 31, 2021 and December 31, 2020, respectively.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 10 – COVID-19

During 2020 and continuing into 2021, the world has been, and continues to be, impacted by the novel coronavirus (“COVID-19”) pandemic. COVID-19 and measures to prevent its spread impacted our business in a number of ways. The impact of these disruptions and the extent of their adverse impact on the Company’s financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations. To date, COVID-19 has primarily caused Western delays in reporting, regulatory, and operations. Most notably, the Company initiated a request for temporary cessation status for the Sunday Mine Complex as the mines had not been restarted within the 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. The Van 4 Mine reclamation process was also delayed because of the COVID-19 pandemic. The Company is monitoring COVID-19’s potential impact on the Company’s operations.

Note 11 – Subsequent events

Subsequent to March 31, 2021, an aggregate of 1,706,570 warrants were exercised for total gross proceeds of CAD $1,966,059 (USD $1,533,526 in gross proceeds). The warrants exercised predominantly included warrants whose expiration was previously extended until April 30, 2021 and May 9, 2021. Eighty percent of the warrant holders elected to exercise and the residual warrants have expired.

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

The forward-looking statements contained or incorporated by reference in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of each such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Item 2 of Part I of this quarterly report and in Item 1A of Part I of the Company’s annual report on Form 10-K for the year ended December 31, 2020. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

The following discussion should be read in conjunction with our condensed consolidated interim financial statements and footnotes thereto contained in this quarterly report.

Overview

General

Western Uranium & Vanadium Corp. (“Western” or the “Company”, formerly Western Uranium Corporation) was incorporated in December 2006 under the Ontario Business Corporations Act. On November 20, 2014, the Company completed a listing process on the Canadian Securities Exchange (“CSE”). As part of that process, the Company acquired 100% of the members' interests of Pinon Ridge Mining LLC (“PRM”), a Delaware limited liability company. The transaction constituted a reverse takeover (“RTO”) of Western by PRM. Subsequent to obtaining appropriate shareholder approvals, the Company reconstituted its Board of Directors and senior management team. Effective September 16, 2015, Western completed its acquisition of Black Range Minerals Limited (“Black Range”).

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

Recent Developments

February 2021 Private Placement

On February 16, 2021, the Company closed on a non-brokered private placement of 3,250,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,600,000. Each unit consisted of one common share of Western (a “Share”) plus one common share purchase warrant of Western (a “Warrant”). Each warrant entitled the holder to purchase one Share at a price of CAD $1.20 per Share for a period of three years following the closing date of the private placement. A total of 3,250,000 Shares and 3,250,000 Warrants were issued in the private placement.

March 2021 Private Placement

On March 1, 2021, the Company closed on a non-brokered private placement of 3,125,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,500,000. Each unit consisted of one common share of Western (a “Share”) plus one common share purchase warrant of Western (a “Warrant”). Each warrant entitled the holder to purchase one Share at a price of CAD $1.20 per Share for a period of three years following the closing date of the private placement. A total of 3,125,000 Shares and 3,125,000 Warrants were issued in the private placement.

Bullen Property (Weld County)

The Bullen Property is an oil and gas property located in Weld County Colorado. The Company acquired this non-core property in 2015 in the Black Range Minerals Limited acquisition and Black Range purchased the property in 2008 for its Keota Uranium Project.

In 2017, the Company signed a three year oil and gas lease which in 2020 was extended for an additional three year term or the end of continuous operations. The consideration was in the form of upfront bonus payments and backend 3/16th production royalty payment. Additional right-of-way easement agreements were signed which allowed for the development of a pipeline. The lease agreement allows the Company to retain property rights to vanadium, uranium, and other mineral resources.

A 2019 lawsuit was filed in the Weld County District Court over the original Bullen Property deed language which was negotiated before the Company acquired Black Range by prior management and a bank representing the estate of the property owner. The Company settled with the plaintiffs by awarding the estate’s beneficiaries a non-participating royalty interest of 1/8th for all hydrocarbon and non-hydrocarbon substances that are produced and sold from the property.

In early 2020 Bison Oil & Gas traded this lease to Mallard Exploration (“Mallard”), Mallard subsequently filed an application with the Colorado Oil & Gas Conservation Commission (COGCC) to update the permitting to create a new pooled unit. In late 2020 Mallard began development of the pooled unit. By March 31, 2021, the drilling portion of the project had been completed for the eight horizontal wells named Blue Teal Fed. Seven wells were drilled to a 2.5 miles lateral length and one well was drilled to a 3.0 mile lateral length. These DJ-Basin wells target the Niobrara formation. In early May 2021, Mallard commenced well completion by fracking a set of 3 wells. When complete Mallard will frack another set of 3 wells, followed by the final set of 2 wells. The fracking phase will be followed by drill out and flow back. The fracking could be completed as early as June. Winter weather delays were overcome and the Operations Plan is back on schedule and production continues to be projected to commence during the third quarter.

Kinetic Separation Licensing

During 2016, the Company submitted documentation to the Colorado Department of Public Health and Environment (“CDPHE”) for a determination ruling regarding the type of license which may be required for the application of Kinetic Separation at the Sunday Mine Complex within the state of Colorado. During May and June of 2016, CDPHE held four public meetings in several cities in Colorado as part of the process. On July 22, 2016 CDPHE closed the comment period. In connection with this matter, the CDPHE consulted with the United States Nuclear Regulatory Commission (“NRC”). In response, the CDPHE received an advisory opinion dated October 16, 2016, which did not contain support for the NRC’s opinion and with which the Company’s regulatory counsel does not agree. NRC’s advisory opinion recommended that Kinetic Separation should be regulated as a milling operation but did recognize that there may be exemptions to certain milling regulatory requirements because of the benign nature of the non-uranium bearing sands produced after Kinetic Separation is completed on uranium-bearing ores. On December 1, 2016, the CDPHE issued a determination that the proposed Kinetic Separation operations at the Sunday Mine must be regulated by the CDPHE through a milling license. The 2018 increase in the blended uranium/vanadium price has brought the Company closer to production. Beginning in 2017, the Company’s regulatory counsel has prepared significant documentation in preparation for a prospective submission. On September 13, 2019, the Company’s regulatory counsel submitted a white paper to the NRC entitled Recommendations on the Proper Legal and Policy Interpretation for Using Kinetic Separation Processes at Uranium Mine Sites. On July 24, 2020, the NRC staff responded with a letter in support of the original conclusion; Western’s regulatory counsel has proposed alternatives, however management has decided not to proceed at this time, given its present opportunity set.

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

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue was the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4,) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter was delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3 to 1 decision which acknowledged that the work completed at the Sunday Mines under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to Active status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for temporary cessation status for the Sunday Mine Complex as the mines had not been restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine temporary cessation status. In a unanimous vote, the MLRB approved temporary cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 12, 2020, a coalition of environmental groups filed a lawsuit against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz Mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz Mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiff in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz Mine permit. The MLRB and the Company will respond with an answer brief within 35 days on or before June 9, 2021. The Plaintiff may file a reply brief 21 days thereafter.

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

The MLRB and the Colorado Attorney General advised Western that it will not make an additional appeal of the ruling. Further, the time period for an appeal has passed. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 Mine into reclamation. On January 22, 2020, the MLRB held a hearing and on March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, revoking the permit and ordered commencement of final reclamation, which must be completed within five (5) years. The Company commenced reclamation of the Van 4 Mine but progress has been delayed both by COVID-19 restrictions and countrywide fire and open flame restrictions. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property.

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

Implementation of the NFWG recommendations remains an ongoing process. During July 2020, the U.S. House Committee on Appropriations has decided not to provide $150 million uranium reserve funding for fiscal 2021. Instead the DoE was given 180 days to develop and submit the uranium reserve plan. Subsequently, Senator Barrasso introduced a bill into the U.S. Senate entitled the “The American Nuclear Infrastructure Act of 2020 and Representatives Latta and Cheney introduced a bill to the U.S. House entitled the Nuclear Prosperity and Security Act. These bills implement the key provisions of the NFWG report’s recommendations; both include the creation of a national uranium reserve. In parallel, the preparation of a Congressional report by the DoE on Key Challenges in Reconstituting Uranium Mining and Conversion Capabilities in the United States remains ongoing and is anticipated to be imminently completed for the U.S. House. In November 2020, Post-U.S. election, the Senate Committee on Appropriations released its funding measures and allocations recommending the creation and funding of the American Uranium Reserve. In October 2020, the DoC extended the Russian Suspension Agreement for an additional 20 years until 2040. Existing categories of quotas on imports of Russian uranium into the U.S. were reduced by a graduated scale and additional provisions were modified to eliminate loopholes. An extension of this agreement was among the NFWG’s recommendations. In further implementation of the report’s recommendations, the DoE made multiple investment awards to companies advancing new nuclear technologies. TerraPower and X-energy received awards to build demonstration models of their advanced reactor designs and NuScale received support to deploy the first U.S. small modular reactor (“SMR”) plan comprised of 12 modules at the Idaho National Laboratory. The International Development Finance Corp. signed a letter of intent to finance NuScale’s development of 42 SMR modules in South Africa. In an acknowledgement of the future growth potential of new nuclear technologies, the U.S. government has increased its industry support to a level not seen in decades. This is being done to level the playing field versus state-sponsored foreign entities. In December 2020, the U.S. Congress passed the COVID-Relief and Omnibus Spending Bill, which included $75 million for the establishment of a strategic U.S. Uranium Reserve. The U.S. Department of Energy (DOE) continues to work on establishing the parameters of the program under the newly appointed Secretary of Energy.

The positive momentum continued with the Biden-Harris Administration’s “Plan to Build a Modern Sustainable Infrastructure and an Equitable Clean Energy Future” emphasizes climate change solutions. Upon taking office, the Biden team immediately rejoined the Paris Climate Accord and continued its pursuit of campaign promises of investments in clean energy, creating jobs producing clean electric power, and achieving carbon-pollution free energy in electricity generation by 2035. Since taking office, President Biden has s given all agencies climate change initiatives and has already started a climate change working group. The existing U.S. nuclear reactor fleet currently produces in excess of 50% of U.S. clean energy, and new advanced nuclear technologies promise to generate additional clean energy. A White House national climate advisor told the media in a press briefing that the Biden-Harris Administration intends to seek a national clean energy standard that includes nuclear. The Company believes that nuclear energy will be increasingly able to compete on a level playing field with renewable energy technologies. It is anticipated is will be implemented through tax credits, subsidies, and/or U.S. utilities being required to produce an increasing proportion of electricity generation from clean energy power sources.

Vanadium Section 232 Investigation

In the United States, a petition for an investigation under Section 232 of the Trade Expansion Act of 1962 (U.S) was requested by two domestic companies in November 2019. On June 2, 2020, the U.S. Secretary of Commerce, Wilbur Ross, initiated an investigation into whether the present quantities or circumstances of vanadium imports into the United States threaten to impair the national security. The initiation of this investigation created a 270 day window, which lasted until February 2021, to compile and deliver a report to the President of the United States. The Section 232 National Security Investigation of Imports of Vanadium was concluded and a report submitted to President Biden on February 22, 2021. The President has 90 days to decide if he concurs with the findings and recommendations and determine whether to take an action to mitigate the impairment of national security. As a remedy, the petitioners requested a 40% tariff on vanadium imports from all sources and the establishment of a stockpiling program. Separate tariff rate quotas were requested for refined vanadium products. Western has submitted survey data and continues to support this investigation and remedies that level the playing field for U.S. domestic producers versus foreign state-sponsored competitors.

COVID-19

During 2020 and continuing into 2021, the world has been, and continues to be, impacted by the COVID-19 pandemic. COVID-19 and measures to prevent its spread impacted our business in a number of ways. The impact of these disruptions and the extent of their adverse impact on the Company’s financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations. To date, COVID-19 has primarily caused Western delays in reporting, regulatory, and operations. Most notably, the Company initiated a request for temporary cessation status for the Sunday Mine Complex as the mines had not been restarted within the 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. The Van 4 Mine reclamation process was also delayed because of the COVID-19 pandemic. The Company is monitoring COVID-19’s potential impact on the Company’s operations.

Results of Operations

	For the Three Months Ended March 31,
	2021	2020
Revenue
Lease revenue	$16,155	$11,155

Expenses
Mining expenditures	47,859	234,716
Professional fees	46,387	73,756
General and administrative	211,181	389,397
Consulting fees	-	27,940
Total operating expenses	305,427	725,809

Operating loss	(289,272)	(714,654)

Interest expense, net	2,342	3,816

Net loss	(291,614)	(718,470)

Other Comprehensive income (expense)
Foreign exchange gain (loss)	44,964	(78,443)

Comprehensive Loss	(246,650)	(796,913)

Net loss per share - basic and diluted	$(0.01)	$(0.03)

Three Months Ended March 31, 2021 as Compared to the Three Months Ended March 31, 2020 Summary:

Our condensed consolidated net loss for the three months ended March 31, 2021 and 2020 was $291,614 and $718,470 or $(0.01) and $(0.03) per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the three months ended March 31, 2021 and 2020 was $246,650 and $796,913, respectively.

Revenue

Our revenue for the three months ended March 31, 2021 and 2020 was $16,155 and $11,155, respectively. This revenue resulted from lease revenue pursuant to a July 18, 2017 oil and gas lease agreement, which was extended for an additional three years in 2020 at a 150% increased rate. The February 2, 2018 pipeline easement, and July 1, 2018 right-of-way agreement revenue was consistent between periods. This revenue is derived from the Weld County oil and gas property.

Mining Expenditures

Mining expenditures for the three months ended March 31, 2021 were $47,859 as compared to $234,716 for the three months ended March 31, 2020. The decrease in mining expenditures of $186,857, or 80% was principally attributable to mining expenditures related to the Sunday Mine Complex project in 2020 during the first quarter without corresponding 2021 expenditures.

Professional Fees

Professional fees for the three months ended March 31, 2021 were $46,387 as compared to $73,756 for the three months ended March 31, 2020. The decrease in professional fees of $27,369, or 37% was due to a $8,651 decrease in investor relations expenditures and $18,538 reduction in other professional services utilization.

General and Administrative

General and administrative expenses for the three months ended March 31, 2021 were $211,181 as compared to $389,397 for the three months ended March 31, 2020. The decrease in general and administrative expense of $178,216, or 46% is due to a $154,042 decrease in stock-based compensation expense and $27,881 decrease in travel and convention expenditures.

Consulting Fees

Consulting fees for the three months ended March 31, 2021 were $0 as compared to $27,940 for the three months ended March 31, 2020. The decrease in consulting fees was principally due to the Company’s reduced utilization of consultants during the current period.

Interest Expense, net

Interest expense, net, for the three months ended March 31, 2020 was $2,342 as compared to $3,816 for the three months ended March 31, 2020. The decrease of interest expense, net, of $1,474 was comparable between the quarter-over-quarter periods.

Foreign Exchange

Foreign exchange gain (loss) for the three months ended March 31, 2021 was $44,964 as compared to $(78,443) for the three months ended March 31, 2020. The increase of the foreign exchange gain is primarily due to holding cash balances in Canadian Dollars and the translation gain from using United Stated Dollars as the reporting currency.

Liquidity and Capital Resources

The Company’s cash balance as of March 31, 2021 was $4,119,776. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public company reporting responsibilities. Management believes that in order to finance the development of the mining properties and Kinetic Separation, the Company will be required to raise additional capital by way of debt and/or equity. The Company could potentially require additional capital if the scope of the Sunday Mine Complex expands. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash used in operating activities

Net cash used in operating activities was $283,482 for the three months ended March 31, 2021, as compared with $548,034 for the three months ended March 31, 2020. Of the $283,482 in net cash used in operating activities, $291,614 is derived from our net loss before non-cash adjustments. During the three months ended March 31, 2021, $2,657 represented an increase in depreciation, $89 represented an increase in accretion of reclamation liability, $16,724 represented a decrease in prepaid expenses and other current assets, $4,901 represented an increase in accounts payable and accrued expenses, and $16,155 represented a decrease in deferred revenue.

Net cash used in investing activities

Net cash used in investing activities was $65,000 for the three months ended March 31, 2021, as compared with $0 for the three months ended March 31, 2020. This capital expenditure relates to purchasing property and equipment for our mining operations.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2021 and 2020 were $3,869,306 and $0, respectively. The Company completed two private placements during the first quarter of 2021.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of March 31, 2021 and December 31, 2020, to be approximately $906,832 and $906,811, respectively. On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine, and its related restricted cash are included in current liabilities, and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4% to net discounted aggregated values as of March 31, 2021 and December 31, 2020 of $310,029 and $309,940, respectively. The gross reclamation liabilities as of March 31, 2021 and December 31, 2020 are secured by financial warranties in the amount of $906,832 and $906,811, respectively.

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $380,845 as of March 31, 2021) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $380,845 and $392,086 as of March 31, 2021 and December 31, 2020, respectively.

Going Concern

The Company has incurred continuing losses from its operations and as of March 31, 2021, the Company had an accumulated deficit of $11,379,073 and working capital of $3,695,360.

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

Off Balance Sheet Arrangements

As of March 31, 2021, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2021, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021, due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of March 31, 2021, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 16, 2021, we completed a non-brokered private placement of 3,250,000 units at a price of CAD $0.80 per unit for aggregate gross proceeds of CAD $2,600,000. Each unit consisted of one common share plus one common share purchase warrant. Each warrant entitled the holder to purchase one common share at a price of CAD $1.20 per share for a period of three years. A total of 3,250,000 shares and 3,250,000 warrants were issued in the placement. Only accredited investors, as defined in Rule 501(a) of Regulation D, participated in the placement. We relied on Rule 506(b) of Regulation D for offers and sales of the units to both U.S. and non-U.S. subscribers.

On March 1, 2021, we completed a non-brokered private placement of 3,125,000 units at a price of CAD $0.80 per unit for aggregate gross proceeds of CAD $2,500,000. Each unit consisted of one common share plus one common share purchase warrant. Each warrant entitled the holder to purchase one common share at a price of CAD $1.20 per share for a period of three years. A total of 3,125,000 shares and 3,125,000 warrants were issued in the placement. Only accredited investors, as defined in Rule 501(a) of Regulation D, participated in the placement. We relied on Rule 506(b) of Regulation D for offers and sales of the units to both U.S. and non-U.S. subscribers.

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

Western is required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, and that required information is included in Exhibit 95 and is incorporated by reference in the Company’s annual report on form 10-K filed on April 15, 2021.

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

WESTERN URANIUM &VANADIUM CORP.

Date: May 17, 2021	By:	/s/ George Glasier
George Glasier
Chief Executive Officer
(Principal executive officer)

Date: May 17, 2021	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer
(Principal financial and accounting officer)