Form 10-Q
period 2021-06-30
Western Uranium & Vanadium Corp.
filed 2021-08-23
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As August 20, 2021, 38,211,317 of the registrant’s no par value common shares were outstanding

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in USD)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$5,275,792	$565,250
Restricted cash, current portion	75,057	75,057
Prepaid expenses	132,243	136,883
Marketable securities	2,780	2,405
Other current assets	34,747	11,251
Total current assets	5,520,619	790,846

Restricted cash, net of current portion	821,776	831,754
Mineral properties and equipment, net	11,791,958	11,735,522
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$27,622,404	$22,846,173

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$541,182	$488,794
Reclamation liability, current portion	75,057	75,057
Deferred revenue, current portion	48,465	64,620
Total current liabilities	664,704	628,471

Reclamation liability, net of current portion	237,750	234,883
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	374,980	392,086
Deferred revenue, net of current portion	92,325	108,480

Total liabilities	4,078,646	4,072,807

Commitments and Contingencies (Note 6)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 38,181,623 and 30,084,053 shares issued as of June 30, 2021 and December 31, 2020, respectively and 38,181,317 and 30,083,747 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	35,353,089	29,886,367
Treasury shares, 306 shares held in treasury as of June 30, 2021 and December 31, 2020	-	-
Accumulated deficit	(11,853,683)	(11,087,459)
Accumulated other comprehensive income (loss)	44,352	(25,542)
Total shareholders’ equity	23,543,758	18,773,366
Total liabilities and shareholders’ equity	$27,622,404	$22,846,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Lease revenue	$16,155	$11,155	$32,310	$22,310

Expenses
Mining expenditures	40,034	57,755	87,893	292,471
Professional fees	104,481	111,421	150,868	185,177
General and administrative	262,799	280,383	473,980	669,780
Consulting fees	4,009	8,882	4,009	36,822
Total operating expenses	411,323	458,441	716,750	1,184,250

Operating loss	(395,168)	(447,286)	(684,440)	(1,161,940)

Accretion and interest	1,001	1,885	3,343	5,701
Settlement expense	78,441	-	78,441	-
Warrant modification expense	-	639,012	-	639,012

Net loss	(474,610)	(1,088,183)	(766,224)	(1,806,653)

Other comprehensive income (expense)
Foreign exchange gain (loss)	24,930	(37,358)	69,894	(115,801)

Comprehensive loss	$(449,680)	$(1,125,541)	$(696,330)	$(1,922,454)

Net loss per share - basic and diluted	$(0.01)	$(0.04)	$(0.02)	$(0.06)

Weighted average shares outstanding, basic and diluted	37,733,961	30,083,747	35,241,493	30,083,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Stated in USD)

(Unaudited)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total

Balance as of January 1, 2021	30,083,747	$29,886,367	306	$-	$(11,087,459)	$(25,542)	$18,773,366

Private placement - February 16, 2021, net of offering costs	3,250,000	1,950,509	-	-	-	-	1,950,509
Private placement - March 1, 2021, net of offering costs	3,125,000	1,918,797	-	-	-	-	1,918,797
Foreign exchange gain	-	-	-	-	-	44,964	44,964
Net loss	-	-	-	-	(291,614)	-	(291,614)

Balance as of March 31, 2021	36,458,747	$33,755,673	306	$-	$(11,379,073)	$19,422	$22,396,022

Proceeds from the exercise of warrants	1,722,570	1,597,416	-	-	-	-	1,597,416
Foreign exchange gain	-	-	-	-	-	24,930	24,930
Net loss	-	-	-	-	(474,610)	-	(474,610)

Balance as of June 30, 2021	38,181,317	$35,353,089	306	$-	$(11,853,683)	$44,352	$23,543,758

Balance as of January 1, 2020	30,083,747	$29,042,547	306	$-	$(8,694,569)	$85,318	$20,433,296

Stock based compensation - stock options	-	154,042	-	-	-	-	154,042
Foreign exchange gain	-	-	-	-	-	(78,443)	(78,443)
Net loss	-	-	-	-	(718,470)	-	(718,470)

Balance as of March 31, 2020	30,083,747	$29,196,589	306	$-	$(9,413,039)	$6,875	$19,790,425

Stock based compensation - stock options	-	50,766	-	-	-	-	50,766
Warrant modification expense	-	639,012	-	-		-	639,012
Foreign Exchange gain	-	-	-	-	-	(37,358)	(37,358)
Net Loss	-	-	-	-	(1,088,183)	-	(1,088,183)

Balance as of June 30, 2020	30,083,747	$29,886,367	306	$-	$(10,501,222)	$(30,483)	$19,354,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

(Unaudited)

	For the Six Months Ended June 30, 2021
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(766,224)	$(1,806,653)
Reconciliation of net loss to cash used in operating activities:
Depreciation	8,564	5,314
Accretion of reclamation liability	2,867	7,086
Stock based compensation	-	204,808
Warrant modification expense	-	639,012
Change in marketable securities	(375)	882
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(18,856)	84,206
Accounts payable and accrued liabilities	52,388	51,279
Deferred revenue	(32,310)	157,690
Net cash used in operating activities	(753,946)	(656,376)

Cash Flows From Investing Activities
Purchase of property and equipment	(65,000)	-
Net cash used in investing activities	(65,000)	-

Cash Flows From Financing Activities
Proceeds from notes payable	-	73,116
Proceeds from warrant exercises	1,597,416	-
Issuances of Common shares, net of offering costs	3,869,306	-
Net cash provided by financing activities	5,466,722	73,116

Effect of foreign exchange rate on cash	52,788	(122,185)

Net increase (decrease) in cash and restricted cash	4,700,564	(705,445)

Cash and restricted cash - beginning	1,472,061	2,982,444

Cash and restricted cash - ending	$6,172,625	$2,276,999

Cash	$5,275,792	$1,370,162
Restricted cash, current portion	75,057	-
Restricted cash, noncurrent	821,776	906,837
Total	$6,172,625	$2,276,999

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

The Company’s registered office is located at 330 Bay Street, Suite 1400, Toronto, Ontario, Canada, M5H 2S8, and its common shares are listed on the CSE under the symbol “WUC.” On April 22, 2016, the Company’s common shares began trading on the OTC Pink Open Market, and on May 23, 2016, the Company’s common shares were approved for trading on the OTCQX Best Market. The Company’s principal business activity is the acquisition and development of uranium and vanadium resource properties in the states of Utah and Colorado in the United States of America (“United States”).

On June 28, 2016, the Company’s registration statement became effective and Western became a United States reporting issuer. Thereafter, the Company was approved for Depository Trust Company eligibility through the Depository Trust and Clearing Corporation, which facilitates electronic book-entry delivery, settlement, and depository services for shares in the United States.

On June 29, 2018, the shareholders of the Company approved the name change of the Company from “Western Uranium Corporation” to “Western Uranium & Vanadium Corp.” The name change became effective in Ontario, Canada on October 1, 2018; thereafter on October 4, 2018, Western’s shares started trading under the new name on the CSE and OTCQX, and the Company announced the name change by news release.

Note 2 – Liquidity and going concern

The Company has incurred continuing losses from its operations and negative operating cash flows from operations, and as of June 30, 2021, the Company had an accumulated deficit of $11,853,683 and working capital of $4,855,915.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. On February 16, 2021, the Company closed on a non-brokered private placement of 3,250,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,600,000 (USD $1,950,509 in net proceeds). On March 1, 2021, the Company closed on a non-brokered private placement of 3,125,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,500,000 (USD $1,918,797 in net proceeds). During the six months ended June 30, 2021, the Company received $1,597,416 in proceeds from the exercise of warrants.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required U.S. GAAP. However, in the opinion of management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2020, as filed with the SEC on April 15, 2021. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2021.

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

The Company has established the existence of mineralized materials for certain uranium projects. The Company has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”), through the completion of a “final” or “bankable” feasibility study for any of its uranium projects.

Exploration Stage

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time the Company exits the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities, such as drill programs to search for additional mineralized materials, are expensed as incurred. Expenditures relating to pre-extraction activities, such as the construction of mine wellfields, ion exchange facilities, and disposal wells, are expensed as incurred until such time proven or probable reserves are established for that uranium project, after which subsequent expenditures relating to mine development activities for that particular project are capitalized as incurred.

Companies in the Production Stage, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. The Company is in the Exploration Stage which has resulted in the Company reporting larger losses than if it had been in the Production Stage due to the expensing, instead of capitalizing, of expenditures relating to ongoing mine development and extraction activities. Additionally, there would be no corresponding amortization allocated to future reporting periods of the Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if the Company had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, the Company’s condensed consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, CONTINUED

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty, and the effects on the condensed consolidated financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include the determination of the fair value of transactions involving common shares, assessment of the useful life and evaluation for impairment of Kinetic Separation intellectual property, valuation and impairment assessments of mineral properties and equipment, valuation of deferred contingent consideration, valuation of the reclamation liability, valuation of stock-based compensation, and valuation of available-for-sale securities. Other areas requiring estimates include allocations of expenditures, depletion, and amortization of mineral rights and properties. Actual results could differ from those estimates.

Foreign Currency Translation

The reporting currency of the Company, including its subsidiaries, is the United States Dollar. The financial statements of subsidiaries located outside of the U.S. are measured in their functional currency, which is the local currency. The functional currency of the parent (Western Uranium & Vanadium Corp. (Ontario)) is the Canadian Dollar. Monetary assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Income and expense items are translated using average monthly exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in “Accumulated other comprehensive income (loss)” in the condensed consolidated balance sheets.

Revenue Recognition

The Company leases certain of its mineral properties for the exploration and production of oil and gas reserves. The Company accounts for lease revenue in accordance with Accounting Standards Codification (“ASC”) 842 “Leases”. Lease payments received in advance are deferred and recognized on a straight-line basis over the related lease term associated with the prepayment. Royalty payments are recognized as revenues when received.

Fair Values of Financial Instruments

The carrying amounts of cash, restricted cash, accounts payable, accrued liabilities, and loan payable approximate their fair value due to the short-term nature of these instruments. Marketable securities are adjusted to fair value at each balance sheet date based on quoted prices which are considered level 1 inputs. The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and restricted cash, but mitigates this risk by keeping these deposits at major financial institutions.

ASC 820, Fair Value Measurements and Disclosures, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

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

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

Level 3 - Significant unobservable inputs that cannot be corroborated by market data and inputs that are derived principally from or corroborated by observable market data or correlation by other means.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Fair Values of Financial Instruments (continued)

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of June 30, 2021	$2,780	$-	$-

Marketable securities as of December 31, 2020	$2,405	$-	$-

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of diluted net loss per share for the three and six months ended June 30, 2021 and 2020 excludes potentially dilutive securities. The computations of net loss per share for each of the three and six months presented are the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Six Months Ended June 30,
	2021	2020
Warrants to purchase common shares	11,824,331	8,591,825
Options to purchase common shares	2,808,000	2,808,000
Total potentially dilutive securities	14,632,331	11,399,825

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”)No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For public business entities that meet the definition of an SEC filer, the standard will be effective for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. For debt securities with other-than-temporary impairment, the guidance will be applied prospectively. Existing purchased credit impaired (“PCI”) assets will be grandfathered and classified as purchased credit deteriorated (“PCD”) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the non-credit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard became effective for the Company beginning January 1, 2021. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosure.

In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminated certain exceptions and changed guidance on other matters. The exceptions relate to the allocation of income taxes in separate company financial statements, tax accounting for equity method investments and accounting for income taxes when the interim period year-to-date loss exceeds the anticipated full year loss. Changes relate to the accounting for franchise taxes that are income-based and non-income-based, determining if a step-up in tax basis is part of a business combination or if it is a separate transaction, when enacted tax law changes should be included in the annual effective tax rate computation, and the allocation of taxes in separate company financial statements to a legal entity that is not subject to income tax. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard, and it did not result in a material impact on its results of operations, financial position, cash flows, and related disclosures.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 - MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of June 30, 2021 include: The San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of June 30, 2021 include Hansen, North Hansen and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, and Wyoming. All of the mining assets represent properties which have previously been mined, to different degrees, for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mineral properties and equipment and kinetic separation intellectual property are:

	As of June 30, 2021	As of December 31, 2020
Mineral properties and equipment	$11,791,958	$11,735,522
Kinetic separation intellectual property	$9,488,051	$9,488,051

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

On June 23, 2020, the same entity as discussed above elected to extend the oil and gas lease easement for three additional years, commencing on the date the lease would have previously expired. During 2021, the operator completed all well development stages and each of the eight (8) Blue Teal Fed wells commenced oil and gas production by mid-August 2021.

During the three months ended June 30, 2021 and 2020 the Company recognized aggregate revenue of $16,155 and $11,155, respectively, and for the six months ended June 30, 2021 and 2020, the Company recognized aggregate revenue of $32,310 and $22,310, respectively, under these oil and gas lease arrangements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 - MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY (CONTINUED)

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of June 30, 2021 and December 31, 2020, to be approximately $896,833 and $906,811, respectively. On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of June 30, 2021 and December 31, 2020 were $312,807 and $309,940, respectively. The gross reclamation liabilities as of June 30, 2021 and December 31, 2020 are secured by financial warranties in the amount of $896,833 and $906,811, respectively.

Reclamation liability activity for the six months ended June 30, 2021 and 2020 consists of:

	For the Six Months Ended June 30,
	2021	2020
Beginning balance	$309,940	$294,228
Accretion	5,536	7,086
Discontinuation of reclamation liability	(2,669)	-
Ending Balance	$312,807	$301,314

During the first quarter of 2021, the Company received notice that its Ferris Haggerty property was no longer considered to be subject to reclamation treatment. The Company recorded a discontinuation of the Ferris Haggerty property’s present value of $2,669 during the first quarter 2021. On April 29, 2021, the Company moved the Ferris Haggerty $10,000 restricted cash deposit into its cash account after receiving payment from the state of Wyoming.

Van 4 Mine Permitting Status

A prior owner of the Company’s Van 4 Mine had been granted a first Temporary Cessation from reclamation of the mine by the Colorado Mined Land Reclamation Board (“MLRB”) which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second five-year Temporary Cessation for the Van 4 Mine. Thereafter, the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing must include all of the parties in the proceeding. The plaintiff organizations are seeking for the court to set aside the board order granting a second five-year Temporary Cessation period to PRM for the Van 4 Mine. The Colorado state Attorney General was defending this action in the Denver Colorado District Court. On May 8, 2018, the Denver Colorado District Court ruled in favor, whereby the additional five-year Temporary Cessation period was granted. The Plaintiffs appealed this ruling to the Colorado Court of Appeals, and on July 25, 2019 the ruling was reversed, ruling that the additional five-year Temporary Cessation period should not have been granted.

The MLRB and the Colorado Attorney General advised Western that it will not make an additional appeal of the ruling. Further, the time period for an appeal has passed. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 Mine into reclamation. On January 22, 2020, the MLRB held a hearing and on March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, revoking the permit and ordered commencement of final reclamation, which must completed within five years. The Company commenced reclamation of the Van 4 Mine, but progress has been delayed both by COVID-19 restrictions and countywide fire and open flame restrictions. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 - MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY, CONTINUED

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue was the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter was delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3 to 1 decision which acknowledged that the work completed at the Sunday Mine Complex under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to “Active” status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for temporary cessation status for the Sunday Mine Complex as the mines had not been restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine temporary cessation status. In a unanimous vote, the MLRB approved temporary cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 10, 2020, the MLRB issued a board order which finalized the findings of the October 21, 2020 permit hearing. On November 6, 2020, the MLRB signed an order placing the five Sunday Mine Complex mine permits into Temporary Cessation. On November 12, 2020, a coalition of environmental groups (the “Plaintiffs”) filed a complaint against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz Mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz Mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiff in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz Mine permit. The MLRB and the Company were to respond with an answer brief within 35 days on or before June 9, 2021, but instead sought a settlement. The judicial review process was delayed as extensions were put in place until August 20, 2021. A settlement was not reached and the MLRB and the Company submitted answer briefs. The Plaintiff may file a reply brief up to 21 days thereafter.

NOTE 5 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of
	June 30, 2021	December 31, 2020
Accounts payable	$346,009	$347,017
Accrued liabilities	164,141	141,777
Subscription payable	31,032	-
Total accounts payable and accrued liabilities	$541,182	$488,794

Subscription payable above represents $31,032 in proceeds received from the exercise of warrants during June 2021 for which the warrantholders had not submitted the proper exercise notices until after June 30, 2021.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Supply Contract

In December 2015, the Company signed a uranium concentrates supply agreement with a major United States. utility company for delivery commencing in 2018 and continuing for a five year period through 2022. As the Company does not possess saleable uranium, a partial assignment agreement was put in place whereby the assignee accepted the Company’s right to the Year 1 delivery of 125,000 pounds of natural uranium concentrates. The Year 1 delivery was made during 2018, and the assignee was paid the full consideration under the agreement. The Company did not recognize any gain or loss on this transaction. In Year 2, a partial assignment agreement was put in place whereby the assignee accepted the Company’s right to the Year 2 delivery of 125,000 pounds of natural uranium concentrates. The Year 2 delivery was made during 2019, and the assignee was paid the full consideration under the agreement. The Company did not recognize any gain or loss on this transaction. The Company and the United States utility customer mutually agreed to cancel the Year 3 delivery, rather than pursue a partial assignment. There was no delivery during 2020. On March 8, 2021, the Company entered into an agreement with a third party to complete the Year 4 (2021) uranium concentrate delivery. The Company paid $78,000 in April 2021 to the assignee for which the assignee made the delivery in May 2021. This amount is included in other expense on the Company’s condensed consolidated statement of operations and comprehensive loss.

Strategic Acquisition of Physical Uranium

On June 2, 2021, the Company executed a binding agreement to purchase 125,000 pounds of natural uranium concentrate at the market price, in which the Company plans to take delivery on or before June 2022.

NOTE 7 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to receive rateably such dividends, if any, as may be declared by the Board of Directors, out of legally available funds. Upon the liquidation, dissolution, or winding down of the Company, holders of common shares are entitled to share rateably in all assets of the Company that are legally available for distribution. As of June 30, 2021 and December 31, 2020, an unlimited number of common shares were authorized for issuance.

Private Placement

On February 16, 2021, the Company closed a non-brokered private placement of 3,250,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,600,000 (USD $1,950,509 in net proceeds). Each unit consisted of one common share of Western (a “Share”) plus one common share purchase warrant of Western (a “Warrant”). Each warrant entitled the holder to purchase one Share at a price of CAD $1.20 per Share for a period of three years following the closing date of the private placement. A total of 3,250,000 Shares and 3,250,000 Warrants were issued in the private placement.

On March 1, 2021, the Company closed a non-brokered private placement of 3,125,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,500,000 (USD $1,918,797 in net proceeds). Each unit consisted of one Share plus one Warrant. Each warrant entitled the holder to purchase one Share at a price of CAD $1.20 per Share for a period of three years following the closing date of the private placement. A total of 3,125,000 Shares and 3,125,000 Warrants were issued in the private placement.

Warrant Exercises

During the second quarter of 2021, an aggregate of 1,722,570 warrants were exercised for total gross proceeds of CAD $2,014,513 (USD $1,597,416). The warrants exercised predominantly included warrants whose expiration was previously extended until April 30, 2021 and May 9, 2021. Eighty percent of the warrant holders elected to exercise, and the residual warrants have expired.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 7 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS (CONTINUED)

Incentive Stock Option Plan

The Company maintains an Incentive Stock Option Plan (the “Plan”) that permits the granting of stock options as incentive compensation. Shareholders of the Company approved the Plan on June 30, 2008 and amendments to the Plan on June 20, 2013, and the Board of Directors approved additional changes to the Plan on September 12, 2015.

The purpose of the Plan is to attract, retain, and motivate directors, management, staff, and consultants by providing them with the opportunity, through stock options, to acquire a proprietary interest in the Company and benefit from its growth.

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of June 30, 2021, a total of 38,181,317 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 3,818,132.

Stock Options

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value (USD)	Intrinsic Value (USD)
Outstanding – January 1, 2021	2,808,000	$1.42	2.43	$0.37	$33,782
Outstanding – June 30, 2021	2,808,000	$1.44	1.94	$0.37	$729,860
Exercisable – June 30, 2021	2,808,000	$1.44	1.94	$0.37	$729,860

The Company’s stock-based compensation expense related to stock options for the three months ended June 30, 2021 and 2020 was $0 and $50,766, respectively, and for the six months ended June 30, 2021 and 2020 was $0 and $204,808, respectively, which is included in general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. As of June 30, 2021, the Company had $0 in unamortized stock option expense.

Warrants

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)

Outstanding –January 1, 2021	8,533,582	$1.54	0.82
Issued	6,540,650	0.96
Expired	(1,527,331)	1.40
Exercised	(1,722,570)	0.93
Outstanding –June 30, 2021	11,824,331	$1.36	1.75	$5,437,589
Exercisable –June 30, 2021	11,824,331	$1.36	1.75	$5,437,589

Note 8 - Mining Expenditures

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Permits	$33,063	$20,944	$73,787	$56,156
Mining costs	5,570	35,459	11,546	233,513
Royalties	1,401	1,352	2,560	2,802
Total mining expenses	$40,034	$57,755	$87,893	$292,471

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 9 - Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $374,980 as of June 30, 2021) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $374,980 and $392,086 as of June 30, 2021 and December 31, 2020, respectively.

Note 10 – COVID-19

During 2020 and continuing into 2021, the world has been, and continues to be, impacted by the novel coronavirus (“COVID-19”) pandemic. COVID-19, and measures to prevent its spread, impacted our business in a number of ways. The impact of these disruptions and the extent of their adverse impact on the Company’s financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unpredictable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations. To date, COVID-19 has primarily caused Western delays in reporting, regulatory matters, and operations. Most notably, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex as the mines had not been restarted within the 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. The Van 4 Mine reclamation process was also delayed because of the COVID-19 pandemic. The Company is monitoring COVID-19’s potential impact on the Company’s operations.

NOTE 11 – SUBSEQUENT EVENTS

On July 9, 2021, the Colorado DRMS provided a Change of Status Approval accepting the Company’s request to change the status of the Sunday Mine, the West Sunday Mine, the St. Jude Mine, and the Carnation Mine from Temporary Cessation to Active Status. Subsequently, active mining operations commenced at the Sunday Mine Complex on July 12, 2021.

During July and August 2021, the operator put the eight (8) Blue Teal Fed oil and gas wells, located within a pooled unit in Weld County Colorado, into production. The Company holds a proportionate royalty interest in the pooled unit.

On August 20, 2021, the Company and MLRB submitted answer briefs for the judicial review of the Topaz Mine permit hearing appeal, as further described in Note 4.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information disclosed in this quarterly report, and the information incorporated by reference herein, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained or incorporated by reference in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of each such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Item 2 of Part I of this quarterly report and in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on April 15, 2021. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

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

On August 18, 2014, the Company closed on the purchase of certain mining properties in Colorado and Utah from Energy Fuels Holding Corp. Assets purchased included both owned and leased lands in Utah and Colorado, and all represent properties that have been previously mined for uranium to varying degrees in the past. The acquisition included the purchase of the Sunday Mine Complex. The Sunday Mine Complex is located in western San Miguel County, Colorado. The complex consists of the following five individual mines: the Sunday mine, the Carnation mine, the Saint Jude mine, the West Sunday mine and the Topaz mine. The operation of each of these mines requires a separate permit, and all such permits have been obtained by Western and are currently valid. In addition, each of the mines has good access to a paved highway, electric power to existing declines, office/storage/shop and change buildings, and an extensive underground haulage development with several vent shafts complete with exhaust fans. These properties were formerly secured by a first priority interest collateralizing a $500,000 promissory note which was paid in full on August 31, 2018, and thus, the properties are now held free and clear of encumbrances. The Sunday Mine Complex is the Company’s core resource property and was assigned “Active” status effective June 2019.

On September 16, 2015, Western completed its acquisition of Black Range, an Australian company that was listed on the Australian Securities Exchange until the acquisition was completed. The acquisition terms were pursuant to a definitive Merger Implementation Agreement entered into between Western and Black Range. Pursuant to the agreement, Western acquired all of the issued shares of Black Range by way of Scheme of Arrangement (“the Scheme”) under the Australian Corporation Act 2001 (Cth) (the “Black Range Transaction”), with Black Range shareholders being issued common shares of Western on a 1 for 750 basis. On August 25, 2015, the Scheme was approved by the shareholders of Black Range, and on September 4, 2015, Black Range received approval by the Federal Court of Australia. In addition, Western issued options to purchase Western common shares to certain employees, directors, and consultants. Such stock options were intended to replace Black Range stock options outstanding prior to the Black Range Transaction on the same 1 for 750 basis.

The Company has registered offices at 330 Bay Street, Suite 1400, Toronto, Ontario, Canada, M5H 2S8, and its common shares are listed on the CSE under the symbol “WUC” and are traded on the OTCQX Best Market under the symbol “WSTRF”. Its principal business activity is the acquisition and development of uranium and vanadium resource properties in the states of Utah and Colorado in the United States of America (“United States”).

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

March 2021 Private Placement

On March 1, 2021, the Company closed on a non-brokered private placement of 3,125,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,500,000. Each unit consisted of one Share and one Warrant. Each warrant entitled the holder to purchase one Share at a price of CAD $1.20 per Share for a period of three years following the closing date of the private placement. A total of 3,125,000 Shares and 3,125,000 Warrants were issued in the private placement.

Bullen Property (Weld County)

The Bullen Property is an oil and gas property located in Weld County Colorado. The Company acquired this non-core property in 2015 in the Black Range Minerals Limited acquisition, and Black Range purchased the property in 2008 for its Keota Uranium Project.

In 2017, the Company signed a three year oil and gas lease which in 2020 was extended for an additional three year term or until the end of continuous operations. The consideration was in the form of upfront bonus payments and backend 3/16th production royalty payment. Additional right-of-way easement agreements were signed which allowed for the development of a pipeline. The lease agreement allows the Company to retain property rights to vanadium, uranium, and other mineral resources.

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

In early 2020, Bison Oil & Gas traded this lease to Mallard Exploration (“Mallard”), Mallard subsequently filed an application with the Colorado Oil & Gas Conservation Commission (“COGCC”) to update the permit to create a new pooled unit.

During 2021, the operator advanced through the oil well production stages: drilling was completed in the first quarter, wellfield completion/fracking was completed during the second quarter, drill out was completed in July, and flowback was completed in August. By mid-August 2021, each of the eight (8) Blue Teal Fed wells commenced oil and gas production. During the 4th quarter, well production levels will be determined and Western will begin receiving its proportion of royalty payments.

Kinetic Separation Licensing

During 2016, the Company submitted documentation to the Colorado Department of Public Health and Environment (“CDPHE”) for a determination ruling regarding the type of license which may be required for the application of Kinetic Separation at the Sunday Mine Complex within the state of Colorado. During May and June of 2016, CDPHE held four public meetings in several cities in Colorado as part of the process. On July 22, 2016, CDPHE closed the comment period. In connection with this matter, the CDPHE consulted with the United States Nuclear Regulatory Commission (“NRC”). In response, the CDPHE received an advisory opinion, dated October 16, 2016, which did not contain support for the NRC’s opinion and with which the Company’s regulatory counsel does not agree. NRC’s advisory opinion recommended that Kinetic Separation should be regulated as a milling operation but did recognize that there may be exemptions to certain milling regulatory requirements because of the benign nature of the non-uranium bearing sands produced after Kinetic Separation is completed on uranium-bearing ores. On December 1, 2016, the CDPHE issued a determination that the proposed Kinetic Separation operations at the Sunday Mine Complex must be regulated by the CDPHE through a milling license. The 2018 increase in the blended uranium/vanadium price has brought the Company closer to production. Beginning in 2017, the Company’s regulatory counsel prepared significant documentation in preparation for a prospective submission. On September 13, 2019, the Company’s regulatory counsel submitted a white paper to the NRC entitled “Recommendations on the Proper Legal and Policy Interpretation for Using Kinetic Separation Processes at Uranium Mine Sites.” On July 24, 2020, the NRC staff responded with a letter in support of the original conclusion. Western’s regulatory counsel has proposed alternatives. However, management has decided not to proceed at this time, given its present opportunity set.

Sunday Mine Complex Vanadium Project Supplementary Requirements

On June 18, 2019, The Colorado Division of Reclamation, Mining and Safety (CDRMS) issued a letter indicating limited supplementary requirements prior to the removal of material (ore) from the Sunday Mine Complex’s underground workings and further offsite handling. In a follow-up meeting on Monday, August 5, 2019, the Company agreed to construct an ore pad on the surface before stockpiling or storing ore outside the mine and acquire certification that the storm drainage system was constructed in accordance with the existing plan prior to the removal of ore from the Sunday Mine Complex. On August 15, 2019, the Company sent a response letter to CDRMS providing the requested additional information regarding the reopening of the Sunday Mine Complex. On September 18, 2019, the CDRMS issued a letter indicating that activities at the Sunday Mine Complex do not meet the definition of a “Mining Operation”, and thus, at this time, the Division does not consider the permits in active status. In the letter, CDRMS reiterated that prior to the removal of ore material from the mines and upgrading to an active status, the CDRMS surface requirements needed to be completed, inspected, and accepted by CDRMS. The CDRMS further noted requirements that would apply to Western’s proposed off-site kinetic separation test facility. On April 9, 2020, CDRMS issued a letter acknowledging that the Construction Completion Reports and As-Built Certifications for the ore storage pads have been reviewed and accepted. It was further noted that prior to ore being removed and placed on the ore pad an inspection would still need to be completed, but due to COVID-19 the CDRMS staff were subject to a no-travel policy under the Governor’s Stay-at-Home Order. Hence, CDRMS offered an alternative remote procedure requiring extensive photo documentation and a signed affidavit from both the manufacturer and installation crew certifying that the ore pad liner was installed in accordance with the approved Environmental Protection Plan. Additional requirements included the submission of a comprehensive hydrogeology report and completion of the Sunday Mine Complex MLRB permit hearing process. With this approval, Western has now completed every project, study, and submission stipulated as required under the existing Environmental Protection Plan by CDMRS, and all submissions have been made. The hydrogeology report is currently being reviewed by CDMRS, and approval is needed to conduct mining activities below the static groundwater level or to affect ground or surface waters. The Company is working toward the completion of an updated Plan of Operations, which is required for resumption of mining activities at the Topaz mine.

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue was the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter was delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID-19 restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3-to-1 decision which acknowledged that the work completed at the Sunday Mine Complex under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to “Active” status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex as the mines had not been restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine Temporary Cessation status. In a unanimous vote, the MLRB approved Temporary Cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 12, 2020, a coalition of environmental groups filed a lawsuit against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiff in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz mine permit. The MLRB and the Company were to respond with an answer brief within 35 days on or before June 9, 2021, but instead sought a settlement. The judicial review process was delayed as extensions were put in place until August 20, 2021. A settlement was not reached and the MLRB and the Company submitted answer briefs. The Plaintiff may file a reply brief up to 21 days thereafter.

Sunday Mine Complex Project 2021 Restart

On July 6, 2021, the Company issued a news release (the “July 6th News Release”) announcing its preparation for the resumption of mining activities at the Sunday Mine Complex, which was reported on the Monthly Progress Report dated July 8, 2021 (the “June 2021 Report”) and filed on the CSE website under the Company’s profile. For further details, please refer to the July 6th News Release and the June 2021 Report.

The team has completed its first three weeks on the resumption of mining activities at the Sunday Mine Complex. As the base of operations was moved from the St. Jude Mine into the Sunday Mine, significant underground refurbishment has taken place. Currently, the mines are partially ventilated, and power will be upgraded to increase ventilation. The project is operating well and on schedule with underground development projected to begin within one week. After upgrading explosives capabilities, the team will begin underground drifting of the last approximately 150 feet to complete access to the GMG uranium ore body which wasn’t completed when Denison Mining shut down operations during the last uranium bull market. Following development activities, limited ore production from this target area is anticipated.

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

The MLRB and the Colorado Attorney General advised Western that it will not make an additional appeal of the ruling. Further, the time period for an appeal has passed. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 mine into reclamation. On January 22, 2020, the MLRB held a hearing, and on March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, revoking the permit, and ordering commencement of final reclamation, which must be completed within five years. The Company commenced reclamation of the Van 4 mine, but progress has been delayed both by COVID-19 restrictions and countywide fire and open flame restrictions. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property.

Uranium Section 232 Investigation/Nuclear Fuel Working Group Process

An investigation under Section 232 of the Trade Expansion Act of 1962 was undertaken by the U.S Department of Commerce (“DoC”) in 2018 to assess the impact to national security of the importation of the vast majority of uranium utilized by the approximately 100 operative civilian nuclear reactors within the United States. In response to the Section 232 report, the White House disseminated a Presidential Memoranda in July 2019. At that time, President Trump formed the Nuclear Fuel Working Group (“NFWG”) to find solutions for reviving and expanding domestic nuclear fuel production and reinvigorating recommendations.

In April 2020, the Department of Energy (“DoE”) released the NFWG report entitled “Restoring America’s Competitive Nuclear Energy Advantage – A strategy to assure U.S. national security.” The report outlines a strategy for the reestablishment of critical capabilities and direct support to the front end of the U.S. domestic nuclear fuel cycle. The NFWG findings and recommendations presented are a positive outcome for U.S. uranium miners; however, the ultimate outcome and timing remains uncertain as the continuing process requires approvals and budget appropriation from Congress and implementation by U.S. government agencies. This remains an ongoing process where a number of bills were introduced in both the U.S. Senate and House to implement the key provisions of the NFWG report’s recommendations. In November 2020, after the U.S. election, the Senate Committee on Appropriations released its funding measures and allocations recommending the creation and funding of the American Uranium Reserve. In October 2020, the DoC extended the Russian Suspension Agreement for an additional 20 years until 2040. Existing categories of quotas on imports of Russian uranium into the U.S. were reduced by a graduated scale, and additional provisions were modified to eliminate loopholes. An extension of this agreement was among the NFWG’s recommendations. In further implementation of the report’s recommendations, the DoE made multiple investment awards to companies advancing new nuclear technologies. TerraPower and X-energy received awards to build demonstration models of their advanced reactor designs, and NuScale received support to deploy the first U.S. small modular reactor (“SMR”) plan comprised of 12 modules at the Idaho National Laboratory. The International Development Finance Corp. signed a letter of intent to finance NuScale’s development of 42 SMR modules in South Africa. In an acknowledgement of the future growth potential of new nuclear technologies, the U.S. government has increased its industry support to a level not seen in decades. This is being done to level the playing field versus state-sponsored foreign entities. In December 2020, U.S. Congress passed the “COVID-Relief and Omnibus Spending Bill,” which included $75 million for the establishment of a strategic U.S. Uranium Reserve. The Biden-Harris Administration has rolled the 2021 funding into its 2022 fiscal year budget to continue this initiative. The U.S. Department of Energy (DOE) continues to work on establishing the parameters of the program and in August 2021, the DoE put out an RFI to obtain additional comments related to the establishment of the DOE’s Uranium Reserve program with a submission deadline of September 10, 2021. Also, recent follow through includes the July 2021 public release of the uranium Section 232 report which the DoC presented to President Trump in April 2019. The report concluded that uranium imports were “weakening our internal economy” and “threaten to impair the national security” and recommended immediate actions to “enable U.S. producers to recapture and sustain a market share of U.S. uranium consumption”. These actions were not taken in favor of the NFWG process.

Vanadium Section 232 Investigation

In the United States, a petition for an investigation under Section 232 of the Trade Expansion Act of 1962 was requested by two domestic companies in November 2019. On June 2020, the U.S. Secretary of Commerce, Wilbur Ross, initiated an investigation into whether the present quantities or circumstances of vanadium imports into the United States threaten to impair the national security. The initiation of this investigation created a 270-day window, which lasted until February 2021, to compile and deliver a report to the President of the United States. The Section 232 National Security Investigation of Imports of Vanadium was concluded and a report was submitted to President Biden in February 2021 and in July 2021 the report was made public. It concluded that vanadium imports “do not threaten to impair the national security as defined in Section 232,” but identified and recommended “several actions that would help to ensure reliable domestic sources of vanadium and lessen the potential for imports to threaten national security.” No action has been taken on these recommendations.

Biden-Harris Administration Initiatives

The positive momentum has continued for the nuclear and uranium mining sector due to the Biden-Harris Administration’s emphasis on climate change. The “Plan to Build a Modern Sustainable Infrastructure and an Equitable Clean Energy Future” emphasizes climate change solutions. Upon taking office, the Biden team immediately rejoined the Paris Agreement and continued its pursuit of campaign promises of investments in clean energy, creating jobs, producing clean electric power, and achieving carbon-pollution free energy in electricity generation by 2035. Since taking office, President Biden has given all agencies climate change initiatives and has started a climate change working group. The existing U.S. nuclear reactor fleet currently produces in excess of 50% of U.S. clean energy, and new, advanced nuclear technologies promise to generate additional clean energy. A White House national climate advisor told the media in a press briefing that the Biden-Harris Administration intends to seek a national clean energy standard that includes nuclear energy. The Company believes that nuclear energy will be increasingly able to compete on a level playing field with renewable energy technologies. The recent Infrastructure bill provides significant support for nuclear power generation from existing reactors and new technologies. There has been legislative advancement of implementation mechanisms including tax credits, subsidies, and/or U.S. utilities being required to produce an increasing proportion of electricity generation from clean energy power sources.

Strategic Acquisition of Physical Uranium

On June 2, 2021, the Company executed a binding agreement to purchase 125,000 pounds of natural uranium concentrate at the market price, in which the Company plans to take delivery on or before June 2022.

COVID-19

During 2020 and continuing into 2021, the world has been, and continues to be, impacted by the COVID-19 pandemic. COVID-19, and measures to prevent its spread, impacted our business in a number of ways. The impact of these disruptions and the extent of their adverse impact on the Company’s financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unpredictable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations. To date, COVID-19 has primarily caused Western delays in reporting, regulatory matters, and operations. Most notably, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex as the mines had not been restarted within the 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. The Van 4 mine reclamation process was also delayed because of the COVID-19 pandemic. The Company is monitoring COVID-19’s potential impact on the Company’s operations.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Lease revenue	$16,155	$11,155	$32,310	$22,310

Expenses
Mining expenditures	40,034	57,755	87,893	292,471
Professional fees	104,481	111,421	150,868	185,177
General and administrative	262,799	280,383	473,980	669,780
Consulting fees	4,009	8,882	4,009	36,822
Total operating expenses	411,323	458,441	716,750	1,184,250

Operating loss	(395,168)	(447,286)	(684,440)	(1,161,940)

Interest expense, net	1,001	1,885	3,343	5,701
Settlement expense	78,441	-	78,441	-
Warrant modification expense	-	639,012	-	639,012

Net loss	(474,610)	(1,088,183)	(766,224)	(1,806,653)

Other Comprehensive income (expense)
Foreign exchange gain (loss)	24,930	(37,358)	69,894	(115,801)

Comprehensive loss	(449,680)	(1,125,541)	(696,330)	(1,922,454)

Net loss per share - basic and diluted	$(0.01)	$(0.04)	$(0.02)	$(0.06)

Three Months Ended June 30, 2021 as Compared to the Three Months Ended June 30, 2020

Summary:

Our condensed consolidated net loss for the three months ended June 30, 2021 and 2020 was $474,610 and $1,088,183 or ($0.01) and ($0.04) per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the three months ended June 30, 2021 and 2020 was $449,680 and $1,125,541, respectively.

Revenue

Our revenue for the three months ended June 30, 2021 and 2020 was $16,155 and $11,155, respectively. This revenue resulted from lease revenue pursuant to a July 18, 2017 oil and gas lease agreement, which was extended for an additional three years in 2020 at a 150% increased rate. The February 2, 2018 pipeline easement with the initial operator has terminated resulting in a decrease in this portion of revenue. The July 1, 2018 right-of-way agreement with the new operator was consistent between periods. The aforementioned revenue streams are derived from the Weld County oil and gas property.

Mining Expenditures

Mining expenditures for the three months ended June 30, 2021 were $40,034 as compared to $57,755 for the three months ended June 30, 2020. The decrease in mining expenditures of $17,721, or 31% was principally attributable to mining expenditures related to the Sunday Mine Complex project in 2020 during the second quarter without corresponding 2021 expenditures.

Professional Fees

Professional fees for the three months ended June 30, 2021 were $104,481 as compared to $111,421 for the three months ended June 30, 2020. The decrease in professional fees of $6,940, or 6% is primarily attributable to a $9,221 decrease in investor relations expenditures.

General and Administrative

General and administrative expenses for the three months ended June 30, 2021 were $262,799 as compared to $280,383 for the three months ended June 30, 2020. The decrease in general and administrative expense of $17,584, or 6% is principally due to a $45,924 decrease in stock-based compensation expense offset by a $12,132 increase in payroll expenses and $5,071 increase in insurance expense.

Consulting Fees

Consulting fees for the three months ended June 30, 2021 were $4,009 as compared to $8,882 for the three months ended June 30, 2020. The decrease in consulting fees was principally due to the Company’s reduced utilization of consultants during the current period.

Interest Expense, net

Interest expense, net, for the three months ended June 30, 2021 was $1,001 as compared to $1,885 for the three months ended June 30, 2020. The decrease of interest expense, net, of $884 was comparable for both quarterly periods presented, and was primarily driven by the accretion of our reclamation liability.

Foreign Exchange

Foreign exchange gain (loss) for the three months ended June 30, 2021 was $24,930 as compared to ($37,358) for the three months ended June 30, 2020. The increase of the foreign exchange gain is primarily due to holding cash balances in Canadian Dollars and the translation gain from using United Stated Dollars as the reporting currency.

Six Months Ended June 30, 2021 as Compared to the Six Months Ended June 30, 2020

Summary:

Our condensed consolidated net loss for the six months ended June 30, 2021 and 2020 was $766,224 and $1,806,653 or ($0.02) and ($0.06) per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the six months ended June 30, 2021 and 2020 was $696,330 and $1,922,454, respectively.

Revenue

Our revenue for the six months ended June 30, 2021 and 2020 was $32,310 and $22,310, respectively. This revenue resulted from lease revenue pursuant to a July 18, 2017 oil and gas lease agreement, which was extended for an additional three years in 2020 at a 150% increased rate. The February 2, 2018 pipeline easement with the initial operator has terminated resulting in a decrease in this portion of revenue. The July 1, 2018 right-of-way agreement with the new operator was consistent between periods. The aforementioned revenue streams are derived from the Weld County oil and gas property.

Mining Expenditures

Mining expenditures for the six months ended June 30, 2021 were $87,893 as compared to $292,471 for the six months ended June 30, 2020. The decrease in mining expenditures of $204,578, or 70% was principally attributable to mining expenditures related to the Sunday Mine Complex project in 2020 without corresponding 2021 expenditures.

Professional Fees

Professional fees for the six months ended June 30, 2021 were $150,868 as compared to $185,177 for the six months ended June 30, 2020. The decrease in professional fees of $34,309, or 19% was due to a $13,013 decrease in investor relations expenditures and $20,947 reduction in other professional services utilization.

General and Administrative

General and administrative expenses for the six months ended June 30, 2021 were $473,980 as compared to $669,780 for the six months ended June 30, 2020. The decrease in general and administrative expense of $195,800, or 29% is due to a $199,966 decrease in stock-based compensation expense and $18,088 decrease in travel and convention expenditures.

Consulting Fees

Consulting fees for the six months ended June 30, 2021 were $4,009 as compared to $36,822 for the six months ended June 30, 2020. The decrease in consulting fees was principally due to the Company’s reduced utilization of consultants during the current period.

Interest Expense, net

Interest expense, net, for the six months ended June 30, 2021 was $3,343 as compared to $5,701 for the six months ended June 30, 2020. The decrease of interest expense, net, of $2,358 was due to the forgiveness of the Company’s Paycheck Protection Program (PPP) loan.

Foreign Exchange

Foreign exchange gain (loss) for the six months ended June 30, 2021 was $69,894 as compared to ($115,801) for the six months ended June 30, 2020. The increase of the foreign exchange gain is primarily due to holding cash balances in Canadian Dollars and the translation gain from using United Stated Dollars as the reporting currency.

Liquidity and Capital Resources

The Company’s cash balance as of June 30, 2021 was $5,275,792. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public company reporting responsibilities. Management believes that in order to finance the development of the mining properties and Kinetic Separation, the Company will be required to raise additional capital by way of debt and/or equity. The Company could potentially require additional capital if the scope of the Sunday Mine Complex expands. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash used in operating activities

Net cash used in operating activities was $753,946 for the six months ended June 30, 2021, as compared with $656,376 for the six months ended June 30, 2020. Of the $754,802 in net cash used in operating activities, $766,224 is derived from our net loss before non-cash adjustments. During the six months ended June 30, 2021, $8,564 represented an increase in depreciation, $2,867 represented an increase in accretion of reclamation liability, $18,856 represented a decrease in prepaid expenses and other current assets, $52,388 represented an increase in accounts payable and accrued expenses, and $32,310 represented a decrease in deferred revenue.

Net cash used in investing activities

Net cash used in investing activities was $65,000 for the six months ended June 30, 2021, as compared with $0 for the six months ended June 30, 2020. This capital expenditure relates to purchasing property and equipment for our mining operations.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2021 and 2020 were $5,466,722 and $73,116, respectively. The Company completed two private placements during the first quarter of 2021 representing aggregate net proceeds of $3,869,306 and received $1,597,416 from the exercise of warrants.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of June 30, 2021 and December 31, 2020, to be approximately $896,833 and $906,811, respectively. On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 mine. The portion of the reclamation liability related to the Van 4 mine and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of June 30, 2021 and December 31, 2020 were $312,807 and $309,940, respectively. The gross reclamation liabilities as of June 30, 2021 and December 31, 2020 are secured by financial warranties in the amount of $896,833 and $906,811, respectively.

During the first quarter 2021, the Company received notice that its Ferris Haggerty property was no longer considered to be subject to reclamation treatment. The Company recorded a discontinuation of the Ferris Haggerty property’s present value of $2,669 during the first quarter 2021. On April 29, 2021, the Company removed the portion of the restricted cash related to the Ferris Haggerty property into its cash account for a total of $10,000.

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $374,980 as of June 30, 2021) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $374,980 and $392,086 as of June 30, 2021 and December 31, 2020, respectively.

Going Concern

The Company has incurred continuing losses from its operations and as of June 30, 2021, the Company had an accumulated deficit of $11,853,683 and working capital of $4,855,915.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. On February 16, 2021, the Company closed on a non-brokered private placement of 3,250,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,600,000 (USD $1,950,509 in net proceeds). On March 1, 2021, the Company closed on a non-brokered private placement of 3,125,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,500,000 (USD $1,918,797 in net proceeds). During the six months ended June 30, 2021, the Company received $1,597,416 in proceeds from the exercise of warrants.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financings, securing regulatory approval to fully utilize its Kinetic Separation, and initiating the processing of ore to generate operating cash flows.

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

Off Balance Sheet Arrangements

As of June 30, 2021, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk, or commodity risk.

Critical Accounting Estimates and Policies

The preparation of these condensed consolidated financial statements requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of expenses during the reporting period.

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting period that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, include, but are not limited to, the following: valuation of fair value of transactions involving common shares, assessment of the useful life and evaluation for impairment of intangible assets, valuation and impairment assessments on mineral properties, deferred contingent consideration, the reclamation liability, valuation of stock-based compensation, valuation of available-for-sale securities and valuation of long-term debt, HST, and asset retirement obligations. Other areas requiring estimates include allocations of expenditures, depletion, and amortization of mineral rights and properties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosures.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021 due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of June 30, 2021, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock.

Risks Related to Our Business

Our business activities are subject to significant risks, including those described below. Every investor or potential investor in our securities should carefully consider these risks. If any of the described risks occurs, our business, financial position and results of operations could be materially adversely affected. Such risks are not the only ones we face, and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

Our ability to become a successful operating mining company is contingent on whether we can continue to access adequate operating capital and can ultimately mine our properties at a profit sufficient to finance further mining activities and to continue to find, develop, acquire and finance mineable reserves, all despite potentially significant fluctuations in the market prices of uranium and vanadium.

The uranium/vanadium ore that we have mined remains stockpiled underground at the Sunday Mine Complex. As a result, we have no saleable product and currently have no sources of operating cash. If we cannot access additional sources of private or public capital, partner with another company that has cash resources and/or find or develop other means of generating revenue other than uranium or vanadium sales, we may not be able to remain in business.

We currently have no way to generate cash inflows prior to commencement of either uranium or vanadium sales, unless we monetize certain of our assets, obtain additional financing, or receive production royalties from the Weld County oil and gas property. We can provide no assurance that our properties will produce saleable production or, if so, that we will be able to continue to find, develop, acquire and finance mineable reserves. If we cannot monetize certain existing assets, partner with another company that has cash resources, find or develop other means of generating revenue other than uranium or vanadium production and/or access additional sources of private or public capital, we may not be able to remain in business and our shareholders may lose their entire investment.

Our ability to operate on a positive cash flow basis will be dependent on mining sufficient quantities of uranium or vanadium at a profit sufficient to finance our operations and for the acquisition and development of additional mining properties. Any profit will necessarily be dependent upon, and affected by, the long- and short-term market prices of uranium and vanadium, which are subject to significant fluctuation. Uranium prices have been and will continue to be affected by numerous factors beyond our control. These factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources, the COVID-19 pandemic, and uranium production levels and costs of production. A significant, sustained drop in uranium/vanadium prices may make it impossible to operate our business at a level that will permit us to cover our fixed costs or to remain in operation. Vanadium prices may also be affected by numerous factors outside of our control such as: demand for steel, the potential for vanadium to be used in energy storage technologies, costs of production, world production levels, and political and economic conditions in vanadium producing and consuming countries.

Evaluating our future performance may be difficult since we have a limited financial and operating history, with significant negative cash flow and an accumulated deficit to date. Furthermore, there is no assurance that we will be successful in securing any form of additional financing in the future, therefore substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable us to continue our operations over the next twelve months. Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our mining activities.

We acquired our first mineral properties in November of 2014. To date, we have been acquiring additional mineral properties, developing and mining the Sunday Mine Complex, and raising capital. We hold a portfolio of uranium/vanadium resource properties in various stages of exploration in the States of Colorado and Utah.

We have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $11.9 million and $11.1 million at June 30, 2021 and December 31, 2020, respectively. We have been reliant on equity financings from the sale of our common shares and on debt financing in order to fund our operations. We do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At June 30, 2021 and December 31, 2020, we had working capital of $4,855,915 and $162,375, respectively. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception. However, there is no assurance that we will be successful in securing additional financing in the future. Our condensed consolidated financial statements for the six months ended June 30, 2021 and 2020, which are incorporated herein by reference, were prepared assuming that we would continue as a going concern. We have incurred continuing losses from operations, and we are dependent upon future sources of equity or debt financing in order to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our reliance on equity and debt financings is expected to continue for the foreseeable future, and their availability whenever such additional financing is required will depend on many factors beyond our control, including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price, the impact of the COVID-19 pandemic and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements to continue advancing our uranium projects, which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project.

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of our mining activities has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates and/or vanadium; (iii) significantly higher than expected capital costs to develop mines and/or construct a processing plant; (iv) significantly higher than expected extraction costs; (v) significantly higher than expected processing costs in lieu of constructing a processing plant; (v) significantly lower than expected uranium and vanadium extraction; (vi) significant delays, reductions or stoppages of uranium/vanadium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties, and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

Our operations are capital intensive, and we will require significant additional financing to acquire additional uranium/vanadium resource properties and projects and to pursue exploration, development, and mining operations on our existing uranium/vanadium projects.

Our operations are capital intensive and future capital expenditures are expected to be substantial. We will require significant additional financing to fund our operations, including acquiring additional uranium/vanadium resource properties and projects and pursuing exploration, development, and mining operations. In the absence of such additional financing, we would not be able to fund our operations, which may result in delays, curtailment or abandonment of any one or all of our uranium and/or vanadium projects.

Uranium/vanadium exploration, development and mining operations are inherently subject to numerous significant risks and uncertainties, and actual results may differ significantly from expectations or anticipated amounts. Furthermore, exploration programs conducted on our uranium/vanadium projects may not result in the establishment of ore bodies that contain commercially recoverable uranium/vanadium.

Uranium/vanadium exploration, development and mining operations are inherently subject to numerous significant risks and uncertainties, many beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) unusual or unexpected geological formations; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) industrial accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) availability of contractors and labor; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations. These risks and uncertainties could result in delays, reductions or stoppages in our mining activities; increased capital and/or extraction costs; damage to, or destruction of, our mineral projects, extraction facilities or other properties; personal injuries; environmental damage; monetary losses; and legal claims.

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

We are an “exploration stage issuer”, as defined by the SEC in subpart 1300 of Regulation S-K (“Subpart 1300”), even though the Sunday Mine Complex has been permitted and developed and we intend to do additional development to expand near-term production capacity. We have not established proven mineral reserves or probable mineral reserves, as defined in Subpart 1300, through the completion of a “final” or “bankable” feasibility study for any of our uranium properties. Furthermore, we have no current plans to establish proven mineral reserves or probable mineral reserves for any of our uranium properties as it doesn’t serve a business purpose at the present time. Thus, although we intend to conduct further development and production activities at the Sunday Mine Complex in the near term, we have not demonstrated the viability of such plans in accordance with Subpart 1300.

Opposition to our mining and business activities could disrupt our business

In recent years, governmental and non-governmental agencies, individuals, communities and courts have become more vocal and active with respect to their opposition to certain mining and business activities. This opposition may take on forms such as road blockades, applications for injunctions seeking work stoppages, refusals to grant access to lands or to sell lands on commercially viable terms, lawsuits for damages or to revoke or modify licenses and permits, issuances of unfavorable laws and regulations, and other rulings that could be contrary to our interests. These actions can occur in response to current activities or in respect of mines that are decades old. In addition, these actions can occur in response to our activities or the activities of other unrelated entities. Opposition to our activities may also result from general opposition to nuclear energy. Opposition to our mining and business activities is beyond our control. Any such opposition may disrupt our business and may result in increased costs, which could have a material adverse effect on our business and financial condition.

We may not be able to realize anticipated benefits of the Kinetic Separation process due to uncertainties associated with that process.

We have acquired a license for Kinetic Separation, which provides a low cost, purely physical, method of separating uranium and vanadium mineralization from waste. To utilize and commercialize Kinetic Separation to process uranium/vanadium bearing ore there are uncertainties that must be overcome, which include the uncertainty as to the evolution of the regulatory framework and technological considerations. Either may cause delays in start-up, and/or increase costs, and may preclude the realization of the anticipated benefits of the Kinetic Separation process. Use of Kinetic Separation represents an additional processing step, requiring additional equipment, support, material handling and a potential increase in water usage requirements.

Technological changes could undermine and jeopardize our business.

Requirements for our products and services may be affected by technological changes in nuclear reactors, enrichment and used uranium fuel reprocessing. These technological changes could reduce the demand for uranium. In addition, our competitors may adopt technological advancements that give them an advantage over us.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining exploration and, if warranted, development operations. Any shortage of such supplies, equipment, and parts could have a material adverse effect on our ability to carry out our operations and could therefore limit, or increase the cost of, production.

Joint ventures and other partnerships, including offtake arrangements, may expose us to risks.

We may enter into joint ventures, partnership arrangements, or offtake agreements, with other parties in relation to the exploration, development, and production of the properties in which we have an interest. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on us, the development and production at our properties, and on future joint ventures, if any, or their properties, and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of our common shares.

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

From time to time, we may examine opportunities to acquire additional mining assets and businesses. Any acquisition that we may choose to complete may be of a significant size, may change the scale of our business and operations, and may expose us to new geographic, political, operating, financial and geological risks. Our success in our acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition, and integrate the acquired operations successfully. Any acquisitions would be accompanied by risks which could have a material adverse effect on our business. For example, there may be a significant change in commodity prices after we have committed to complete the transaction and established the purchase price or exchange ratio; a material ore body may prove to be below expectations; we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, customers, suppliers and contractors; and the acquired business or assets may have unknown liabilities which may be significant. If we choose to raise debt capital to finance any such acquisition, our leverage will be increased. If we choose to use equity as consideration for such acquisition, existing shareholders may suffer dilution. Alternatively, we may choose to finance any such acquisition with our existing resources. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

The uranium industry is subject to numerous stringent laws, regulations and standards, including environmental protection laws and regulations. If any changes occur that would make these laws, regulations and standards more stringent, it may require capital outlays in excess of those anticipated or cause substantial delays, which would have a material adverse effect on our operations.

Uranium exploration and development programs and mining activities are subject to numerous stringent laws, regulations and standards at the federal, state, and local levels governing permitting, pre-extraction, extraction, exports, taxes, labor standards, occupational health, waste disposal, protection and reclamation of the environment, protection of endangered and protected species, mine safety, hazardous substances and other matters. Our compliance with these requirements requires significant financial and personnel resources.

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

Uranium exploration and development programs and mining activities are subject to stringent environmental protection laws and regulations at the federal, state, and local levels. These laws and regulations, which include permitting and reclamation requirements, regulate emissions, water storage and discharges and disposal of hazardous wastes. Uranium mining activities are also subject to laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods. Various permits from governmental and regulatory bodies are required for mining to commence or continue, and no assurance can be provided that required permits will be received in a timely manner.

Our compliance costs including the posting of surety bonds associated with environmental protection laws and regulations and health and safety standards have been significant to date and are expected to increase in scale and scope as we expand our operations in the future. Furthermore, environmental protection laws and regulations may become more stringent in the future, and compliance with such changes may require capital outlays greater than those anticipated or cause substantial delays, which would have a material adverse effect on our operations.

To the best of our knowledge, our operations comply, in all material respects, with all applicable laws, regulations and standards. We may not be able or may elect not to insure against the risk of liability for violations of such laws, regulations and standards, due to high insurance premiums or other reasons. Where coverage is available and not prohibitively expensive relative to the perceived risk, we will maintain insurance against such risk, subject to exclusions and limitations. However, we cannot provide any assurance that such insurance will continue to be available at reasonable premiums or that such insurance will be adequate to cover any resulting liability.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating legislative and/or regulatory changes in response to concerns about the potential impact of climate change. Although new legislation and increased regulation regarding climate change could potentially benefit the nuclear and uranium mining industries by helping to spur an increase in worldwide demand for and use of nuclear fuel, it could also impose significant costs on us, on our future venture partners, if any, and on our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs necessary to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotional and political significance and uncertainty surrounding the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will ultimately affect our financial condition, operating performance, and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, could be particular to the geographic circumstances in areas in which we operate and may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, and changing temperatures. These impacts may adversely impact the cost, production, and financial performance of our operations.

We may not be able to obtain, maintain or amend rights, authorizations, licenses, permits or consents required for our operations.

Our exploration, development and mining activities are dependent upon the grant of appropriate rights, authorizations, licenses, permits and consents, as well as continuation and amendment of these rights, authorizations, licenses, permits and consents already granted, which may be granted for a defined period, or may not be granted or may be withdrawn or made subject to limitations. There can be no assurance that all necessary rights, authorizations, licenses, permits and consents will be granted to us, or that authorizations, licenses, permits and consents already granted will not be withdrawn or made subject to limitations.

Closure and remediation costs for environmental liabilities may exceed the provisions we have made.

Natural resource companies are required to close their operations and rehabilitate the lands in accordance with a variety of environmental laws and regulations. Estimates of the total ultimate closure and rehabilitation costs for uranium operations are significant and are based principally on current legal and regulatory requirements and closure plans that may change materially. Any underestimated or unanticipated rehabilitation costs could materially affect our financial position, results of operations and cash flows. Environmental liabilities are accrued when they become known, are probable and can be reasonably estimated. Whenever a previously unrecognized remediation liability becomes known, or a previously estimated reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce our consolidated net income in the related period.

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

Problems with the availability, condition and maintenance of adequate infrastructure could adversely affect our business.

Mining, processing, development and exploration activities depend, to a substantial degree, on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important determinants affecting capital and operating costs. We consider the existing infrastructure to be adequate to support our currently proposed operations. However, unusual or infrequent weather phenomena, sabotage, or government or other interference in the maintenance or provision of such infrastructure could adversely affect our operations, financial condition and results of operations.

We do not currently own or have access to a mill and therefore will be dependent on third parties for the milling facilities needed for any future milling activities, which may not be available on favorable terms or at all.

Since we do not have a mill of our own, we will need to arrange with a third party for any milling that is needed in the future. Because the number of mills permitted for processing of uranium and vanadium is very limited, it may be difficult for us to gain access to a mill on favorable terms or at all. This could result in increased costs and/or significant delays in or interruption of or cessation of the Company’s business activities. We could sell uranium ore without utilizing a mill to process into yellowcake (U3O8), however this practice would likely generate lower revenues.

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

Due to the nature of our business, we may be subject to numerous regulatory investigations, securities claims, civil claims, lawsuits and other proceedings in the ordinary course of our business. The outcome of these lawsuits is uncertain and subject to inherent uncertainties, and the actual costs to be incurred will depend upon many unknown factors. We may be forced to expend significant resources in the defense of these suits, and we may not prevail. Defending against these and other lawsuits in the future may not only require us to incur significant legal fees and expenses but may become time-consuming for us and detract from our ability to fully focus our internal resources on our business activities. The results of any legal proceeding cannot be predicted with certainty due to the uncertainty inherent in litigation, the difficulty of predicting decisions of regulators, judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business, financial position or operating results.

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

Our future uranium production may also compete with uranium recovered from the de-enrichment of highly enriched uranium obtained from the dismantling of United States and Russian nuclear weapons and imports to the United States of uranium from the former Soviet Union and from the sale/barter of uranium inventory held by the United States Department of Energy. Import competition from state-owned uranium enterprises and the non-market business practices of Russia, Kazakhstan, Uzbekistan, and China, unless addressed, will continue to impact U.S. civilian nuclear reactor supply decisions in sourcing nuclear fuel. In addition, there are numerous entities in the market that compete with us for properties and are attempting to become licensed to operate ISR and/or underground mining facilities. If we are unable to successfully compete for properties, capital, customers or employees or with alternative uranium sources, it could have a materially adverse effect on our results of operations.

Because we have limited capital, inherent mining risks pose a significant threat to us compared with our larger competitors.

Because we have limited capital, we may be unable to withstand significant losses that can result from inherent risks associated with mining, including environmental hazards, industrial accidents, flooding, earthquake, interruptions due to weather conditions and other acts of nature which larger competitors could withstand. Such risks could result in damage to or destruction of our infrastructure and production facilities, as well as to adjacent properties, personal injury, environmental damage and processing and production delays, causing monetary losses and possible legal liability. Our business could also be harmed if we lose the services of our key personnel.

Our business and mineral exploration programs depend upon our ability to retain and employ the services of geologists, engineers and other experts as subcontractors and/or as employees. In operating our business and in order to continue our programs, we compete for the services of professionals with other mineral exploration companies and businesses. In addition, several entities have expressed an interest in hiring certain of our employees. Our ability to maintain and expand our business and continue our exploration programs may be impaired if we are unable to continue to engage or employ those parties currently providing services and expertise to us or identify and engage or employ other qualified personnel to do so in their place. The number of available qualified mining subcontractors is limited, and there is no assurance that we will be able to engage or retain the subcontractors needed to carry out our current or future business plans. To retain key employees, we may also face increased compensation costs, including potential new stock incentive grants, and there can be no assurance that the incentive measures we implement will be successful in helping us retain our key personnel.

We may experience difficulty retaining and attracting qualified management, which could have a material adverse effect on our business and financial condition.

We are dependent on a small number of key management personnel, including our Chief Executive Officer and Chief Financial Officer. The loss of any officer could have a material adverse effect on us. We have no life insurance on any individual, and we may not be able to hire a suitable replacement for any officer on favorable terms, should that become necessary.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely consolidated financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate consolidated financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the U.S. Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common shares.

Foreign currency fluctuations could affect our profitability and the value of our assets and shareholders’ equity.

Our operations are subject to foreign currency fluctuations. Our operating expenses and revenues are primarily incurred in U.S. dollars, while some of our cash balances and expenses are measured in Canadian dollars. The fluctuation of the Canadian dollar in relation to the U.S. dollar will consequently have an impact upon our profitability and may also affect the value of our assets and shareholders’ equity.

If we are unable to pay debts and other obligations when due, including reclamation obligations, our ability to remain in business could be jeopardized.

We may from time to time enter into arrangements to borrow money in order to fund our operations and expansion plans, and such arrangements may include covenants that restrict our business in some way. Events may occur in the future, including events beyond our control that would cause us to fail to satisfy our obligations under existing notes payable or other debt instruments. In such circumstances, or we were to default on our obligations under debentures or other debt instruments, the amounts drawn under our debt agreements may become due and payable before the agreed maturity date, and we may not have the financial resources to repay such amounts when due.

Further, although most, but not all, of our reclamation obligations are bonded, and cash and other assets have been reserved to secure a portion but not all of this bonded amount, to the extent the bonded amounts are not fully collateralized, we will be required to come up with additional cash to perform our reclamation obligations when they occur. In addition, the bonding companies have the right to require increases in collateral at any time upon 30-days’ notice to us, failure of which would constitute a default under the bonds. In such circumstances, we may not have the financial resources to perform such reclamation obligations or to increase such collateral when due.

Our failure to meet these obligations could jeopardize our ability to continue in business.

The Company may be subject to certain tax consequences in its business, which may increase the cost of doing business.

The Company may not be able to structure any future proposed acquisitions to result in tax-free treatment for the companies or their shareholders, which could deter third parties from entering into certain business combinations with the Company or result in being taxed on consideration received in a transaction.

The COVID-19 coronavirus could adversely impact our business, including our mine development plans.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread worldwide, including in the United States. As the COVID-19 coronavirus and new variants continue to spread in the United States, we may experience disruptions that could severely impact our business, including:

●	interruption of key mining activities due to limitations on travel, gathering, or business operations imposed or recommended by federal or state governments, employers and others.

●	limitations in employee resources, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

●	delays in financial reporting and filings due to the impact of mitigation efforts on staff and service providers.

●	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which our mining activities are conducted, which may result in unexpected costs.

●	delays in necessary interactions with regulators and other important agencies and contractors due to limitations in employee resources or new procedures due to limitations imposed by COVID-19.

●	reduction in the global demand for uranium and vanadium due to reduced production levels in the primary applications of uranium and vanadium. Restrictions for COVID-19 could cause a decline in energy consumption or indirectly reduced oil prices could lessen the demand for nuclear power.

●	COVID-19 has globally resulted in uranium mine closures that have taken substantial uranium supply offline and increased the spot price of uranium to date during this crisis, there is no guarantee that this relationship will continue as the COVID-19 crisis is ongoing and the dynamic of the mine closure/spot price relationship may change.

The global outbreak of the COVID-19 coronavirus continues to evolve. The extent to which the COVID-19 coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continuing geographic spread of the disease and its variants, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Risks Related to Our Common Shares

If we are unable to raise additional capital, our business may fail and shareholders may lose their entire investment.

We had $5,280,162 and $565,250 in cash at June 30, 2021 and December 31, 2020, respectively. There can be no assurance that we will be able to obtain additional capital after we exhaust our current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities will likely result in substantial dilution to existing shareholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

If additional capital is not available in sufficient amounts or on a timely basis, we will experience liquidity problems, and we could face the need to significantly curtail current operations, change our planned business strategies and pursue other remedial measures. Any curtailment of business operations would have a material negative effect on operating results, the value of our outstanding shares is likely to fall, and our business may fail, causing our shareholders to lose their entire investment.

Shareholders could be diluted when we use common shares, convertible debt or warrants to raise capital or when we issue employee options.

We will need to seek additional capital to carry our business plan. This financing could involve one or more types of securities including common shares, convertible debt or warrants to acquire common shares. Subject to applicable securities rules, these securities could be issued at or below the then prevailing market price for our common shares and could have the effect of diluting shareholders’ percentage ownership and voting power and could also dilute the price per share. We may also in the future grant options to purchase common shares as non-cash incentives to some or all of our directors, officers, and key employees and/or consultants. Such options could be issued at or above the then prevailing market price for our common shares and could have the effect of diluting shareholders’ percentage ownership and voting power and could also adversely affect the market price of our common shares.

Our common shares may be traded infrequently and in low volumes, which may negatively affect the ability to sell shares.

Our common shares may trade infrequently and in low volumes on both the CSE and OTCQX, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who can generate or influence sales volume, and that even if we came to the attention of such institutionally oriented persons, they tend to be risk-averse in this environment and would be reluctant to follow an early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more advanced and viable. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market. These factors may have an adverse impact on the trading and price of our securities and could result in the loss by investors of all or part of their investment.

The market price of our common shares may be volatile and might not reflect the long-term value of our company.

The future trading price of our common shares may be volatile and may fluctuate substantially. The price of the common shares may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	significant volatility in the market price and trading volume of securities of mineral exploration and mining companies;

●	short-term changes in the uranium spot price and changes in industry forecasts of uranium prices and other mineral prices;

●	currency exchange rate fluctuations;

●	changes in government regulations or regulatory policies with respect to mineral exploration and mining companies or in the status of our regulatory approvals;

●	actual or anticipated changes in earnings or fluctuations in operating results;

●	announcements by us or by our competitors of acquisitions or of new products, commercial relationships or capital commitments;

●	disruption to our operations or those of other contractors critical to our operations;

●	the emergence of new competitors;

●	commencement of, or our involvement in, litigation;

●	dilutive issuances of our common shares or the incurrence of additional debt;

●	adoption of new or different accounting standards;

●	general economic conditions and trends and slow or negative growth of related markets;

●	loss of a major funding source; or

●	departures of key personnel.

Due to the continued potential volatility of its stock price, the Company may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from the business.

Other factors unrelated to our performance that may influence the price of our common shares include the following:

●	the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our company;

●	any reduction in trading volume and general market interest in our common shares may diminish an investor’s ability to trade significant numbers of our common shares;

●	the size of our public float and other limiting factors may preclude some institutions from investing in our common shares; and

●	a substantial decline in the price of our common shares that persists for a significant period of time could cause our common shares to be delisted from an exchange or market, further reducing market liquidity.

As a result of any of these factors, the market price of our common shares at any given time may not accurately reflect the long-term value of our company.

The sale of shares by our directors and senior officers may adversely affect the market price for our shares.

Sales of significant amounts of common shares held by our senior officers and directors, or the prospect of these sales, could adversely affect the market price of our common shares. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

We have not paid or declared any dividends on our common shares.

In the past seven years, we have not paid or declared any dividends on our common shares. Likewise, we do not anticipate paying, in the foreseeable future, dividends or distributions on our common shares. Any future dividends on common shares will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, our financial requirements for future operations and growth, and other facts as we may then deem appropriate.

Our Chief Executive Officer is one of our largest shareholders, and as a result he can exert control over our company and have actual or potential interests that may diverge from yours.

George Glasier, our CEO, beneficially owns, in the aggregate, about 12.5% of our common shares. As a result, Mr. Glasier might be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company and may affect the market price of our stock.

Furthermore, Mr. Glasier may have interests that diverge from those of other holders of our common shares. As a result, Mr. Glasier may vote the shares he owns or controls or otherwise cause us to take actions that may conflict with your best interests as a shareholder, which could adversely affect our results of operations and the trading price of our common shares. Through this control, Mr. Glasier can control our management, affairs and all matters requiring shareholder approval, including the approval of significant corporate transactions, a sale of our company, decisions about our capital structure and the composition of our Board of Directors.

We are subject to the continued listing criteria of the CSE, and our failure to satisfy these criteria may result in delisting of our common shares from the CSE.

Our common shares are currently listed for trading on the CSE. In order to maintain the listing on the CSE or any other securities exchange we may trade on, we must maintain certain financial and share distribution targets, including maintaining a minimum number of public shareholders. In addition to objective standards, these exchanges may delist the securities of any issuer if, in the exchange’s opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing inadvisable; if the issuer sells or disposes of its principal operating assets or ceases to be an operating company; if the issuer fails to comply with the listing requirements; or if any other event occurs or any condition exists which, in their opinion, makes continued listing on the exchange inadvisable.

If the CSE or any other exchange were to delist the common shares, investors may face material adverse consequences, including, but not limited to, a lack of trading market for the common shares, reduced liquidity, decreased analyst coverage, and/or an inability for us to obtain additional financing to fund our operations.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common shares held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31.  We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions.  If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.  Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April and May 2021, outstanding warrants were exercised to purchase a total of 1,706,570 common shares for cumulative gross proceeds of CAD $1,966,059. The warrants exercised were predominantly warrants that had been issued in private placements in July and August 2018. Subsequently, various additional outstanding warrants were exercised to purchase a total of 46,000 common shares for cumulative gross proceeds of CAD $63,900. We issued these securities without registration under the Securities Act pursuant to the exemption from registration provided by Rule 506 of Regulation D. The warrant holders represented that they qualified as accredited investors and were purchasing for investment.

Item 4. Mine Safety Disclosures

For Western, safety is a core value, and we strive for superior performance. Our health and safety management system, which includes detailed standards and procedures for safe production, addresses topics such as employee training, risk management, workplace inspection, emergency response, accident investigation, and program auditing. In addition to strong leadership and involvement from all levels of the organization, these programs and procedures form the cornerstone of safety at Western, ensuring that employees are provided a safe and healthy environment and are intended to reduce workplace accidents, incidents and losses, comply with all mining-related regulations, and provide support for both regulators and the industry to improve mine safety.

The operation of our U.S. based mine is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the “Federal Mine Safety and Health Act of 1977” (the “Mine Act”). MSHA inspects our mine on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of “The Mine Improvement and New Emergency Response Act of 2006,” MSHA significantly increased the number of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also increased in recent years.

Western is required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K. This required information is included in Exhibit 95 and is incorporated by reference in the Company’s annual report on form 10-K filed with the SEC on April 15, 2021.

Item 6. Exhibits

Exhibit No.	Description

3.1 *	Certificate of Incorporation, as amended
3.2 *	Amended and Restated Bylaws
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed as an exhibit to the Company’s Form 10 registration statement filed on April 29, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM &VANADIUM CORP.

Date: August 23, 2021	By:	/s/ George Glasier
George Glasier
Chief Executive Officer (Principal executive officer)

Date: August 23, 2021	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal financial and accounting officer)