Form 10-K/A
period 2020-12-31
Western Uranium & Vanadium Corp.
filed 2021-10-22
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

 Western Uranium & Vanadium Corp. (the “Company”, “we”, “us”, “our”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2021 (the “Original Filing”), to include additional information requested by the SEC in correspondence dated August 26, 2021.

Items Amended in the Form 10-K/A

This Form 10-K/A presents the Original Report, amended as necessary to reflect the additional disclosures requested by the SEC. The following items have been amended to reflect the additional information included in this Form 10-K/A:

Part I, Item 1A. Risk Factors
Part II, Item 8. Financial Statements and Supplementary Data
Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, and 32.1).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

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

Our ability to realize anticipated benefits of the Kinetic Separation process is subject to uncertainties associated with that process.

In order to utilize Kinetic Separation to process uranium/vanadium bearing ore, there are uncertainties that must be addressed. Currently, to utilize Kinetic Separation the Company would need to either apply for its own milling license for a processing facility or arrange to utilize a third party’s mill, either of which would entail delays and associated costs. The Company and its regulatory counsel are continuing to seek an alternative path forward that would allow the Company to use Kinetic Separation either inside a uranium mine or on the surface outside of the underground workings to further reduce transportation costs. There is no assurance that such an alternative approach will be approved.

In addition, although the Company has conducted initial tests of its Kinetic Separation technology with what appear to be positive results, those results have not been validated by a qualified person.

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

We carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020, because a material weakness in internal control over financial reporting existed as of that date because of a lack of segregation of incompatible duties due to insufficient personnel. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

(a) The following financial statements are being filed as part of this Annual Report.

(b) The following exhibits are being provided as required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1 (1)	Share Exchange Agreement between Pinon Ridge Mining LLC, Homeland Uranium Inc., Homeland Uranium (Utah), et al., dated November 6, 2014.

2.2 (1)	Merger Implementation Agreement between Black Range Minerals Limited and Western Uranium Corporation, dated March 20, 2015.

2.3 (1)	Credit Facility between Western Uranium Corporation and Black Range Minerals Limited, dated March 20, 2015.

2.4 (2)	Termination and Liquidation Agreement between Ablation Technologies LLC, Black Range Minerals Ablation Holdings Inc. and Mineral Ablation, LLC dated March 17, 2015

3.1 (1)	Certificate of Incorporation, as amended.

3.2 (1)	Amended and Restated By-laws.

10.1 (3)	Call Option Agreement

10.2 (2)	Technology License Agreement between Ablation Technologies LLC and Black Range Mineral Ablation Holdings Inc. dated as of March 17, 2015

10.3 (4)	Incentive Stock Option Plan (Rolling 10%), as amended

10.4 (5)	Employment Agreement between George Glasier and Western Uranium & Vanadium Corporation dated February 8, 2017

10.5 (5)	Employment Agreement between Robert Klein and Western Uranium & Vanadium Corporation dated May 12, 2017

10.6 (6)	Employment Agreement between Robert Klein and Western Uranium & Vanadium Corporation dated November 13, 2017

10.7 (7)	Addendum to Employment Agreement between George Glasier and Western Uranium & Vanadium Corporation dated May 30, 2019

10.8 (8)	Employment Agreement, dated November 12, 2020, by and between Robert Klein and Western Uranium and Vanadium Corp.

21.1 (1)	List of Subsidiaries

23.1*	Independent Registered Public Accounting Firm’s Consent

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

95*	Mine Safety Disclosure Exhibit

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of the omitted schedules and exhibits to the SEC upon request.
*	Filed herewith
(1)	Previously filed as an exhibit to the Company’s Form 10 filed on April 29, 2016
(2)	Previously filed as an exhibit with Amendment No. 2 to the Company’s Form 10 filed on July 22, 2016
(3)	Previously filed as an exhibit with Amendment No. 1 to the Company’s Form 10 filed on June 22, 2016
(4)	Previously filed as an exhibit to the Company’s Form 8-K filed on October 12, 2016
(5)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 15, 2017
(6)	Previously filed as an exhibit to the Company’s Form 10-K filed on April 2, 2018
(7)	Previously filed as an exhibit to the Company’s Form 10-Q filed on August 14, 2019
(8)	Previously filed as an exhibit to the Company’s Form 10-Q filed on November 16, 2020

ITEM 17. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM &VANADIUM CORP.

Date: October 21, 2021	By:	/s/ Robert Klein
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

Mississauga, Canada

April 15, 2021, except for the effects of the amendment disclosed in Note 4 to the consolidated financial statements, for which the date is October 21, 2021

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

Kinetic Separation Intellectual Property

The Kinetic Separation Intellectual Property was acquired in Western’s acquisition of Black Range Minerals on September 16, 2015. Previously Black Range acquired its Kinetic Separation assets in the dissolution of a joint venture on March 17, 2015, through the acquisition of all the assets of the joint venture and received a 25 year license to utilize all of the patented and unpatented technology owned by the joint venture. The technology license agreement for patents and unpatented technology became effective as of March 17, 2015, for a period of 25 years, until March 16, 2040. There are no remaining license fee obligations and there are no future royalties due under the agreement. The Company has the right to sub-license the technology to third parties. The Company may not sell or assign the Kinetic Separation license; however, the license could be transferred in the case of a sale of the Company. The Company has developed improvements to Kinetic Separation during the term of the license agreement and retains ownership of, and may obtain patent protection on, any such improvements developed by the Company.

The Kinetic Separation patent was filed on September 13, 2012 and granted on February 14, 2014 by the United States Patent Office. The patent is effective for a period of 20 years until September 13, 2032. This patent is supported by two provisional patent applications. The provisional patent applications expired after one year, but were incorporated in the U.S. Patent by reference and claimed benefit prior to their expirations. The status of the patent and two provisional patent applications has not changed subsequent to the 2014 patent grant. The Company has the continued right to use any patented portion of the Kinetic Separation technology that enters the public domain subsequent to the patent expiration.

The Company anticipates Kinetic Separation will improve the efficiency of the mining and processing of the sandstone-hosted ore from Western’s conventional mines through the separation of waste from mineral bearing-ore potentially reducing transportation, mill processing, and mill tailings costs. Kinetic Separation is not currently in use or being applied at any Company mines. The Company views Kinetic Separation as a cost saving technology, which it will seek to incorporate into ore production subsequent to commencing scaled production levels. There are also alternative applications, which the Company has explored.

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