Form 10-Q
period 2021-09-30
Western Uranium & Vanadium Corp.
filed 2021-11-22
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 18, 2021, 38,639,782 of the registrant’s no par value common shares were outstanding

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in USD)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$4,445,103	$565,250
Restricted cash, current portion	75,057	75,057
Prepaid expenses	184,027	136,883
Marketable securities	1,863	2,405
Other current assets	44,561	11,251
Total current assets	4,750,611	790,846

Restricted cash, net of current portion	821,776	831,754
Mineral properties and equipment, net	11,791,958	11,735,522
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$26,852,396	$22,846,173

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$622,714	$488,794
Reclamation liability, current portion	75,057	75,057
Deferred revenue, current portion	48,465	64,620
Total current liabilities	746,236	628,471

Reclamation liability, net of current portion	240,866	234,883
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	360,720	392,086
Deferred revenue, net of current portion	76,170	108,480

Total liabilities	4,132,879	4,072,807

Commitments and Contingencies (Note 6)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 38,221,623 and 30,084,053 shares issued as of September 30, 2021 and December 31, 2020, respectively and 38,221,317 and 30,083,747 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	35,405,704	29,886,367
Treasury shares, 306 shares held in treasury as of September 30, 2021 and December 31, 2020	-	-
Accumulated deficit	(12,684,176)	(11,087,459)
Accumulated other comprehensive income (loss)	(2,011)	(25,542)
Total shareholders’ equity	22,719,517	18,773,366
Total liabilities and shareholders’ equity	$26,852,396	$22,846,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Lease revenue	$16,155	$11,155	$48,465	$33,465

Expenses
Mining expenditures	335,028	53,166	422,921	345,637
Professional fees	136,174	67,356	287,042	252,533
General and administrative	361,301	241,300	835,281	911,080
Consulting fees	12,801	10,846	16,810	47,668
Total operating expenses	845,304	372,668	1,562,054	1,556,918

Operating loss	(829,149)	(361,513)	(1,513,589)	(1,523,453)

Accretion and interest	1,344	4,920	4,687	10,621
Settlement expense	-	-	78,441	-
Warrant modification expense	-	-	-	639,012

Net loss	(830,493)	(366,433)	(1,596,717)	(2,173,086)

Other comprehensive income (expense)
Foreign exchange gain (loss)	(46,363)	14,705	23,531	(101,096)

Comprehensive loss	$(876,856)	$(351,728)	$(1,573,186)	$(2,274,182)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.07)

Weighted average shares outstanding, basic and diluted	38,203,075	30,083,747	36,243,124	30,083,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Stated in USD)

(Unaudited)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total

Balance as of January 1, 2021	30,083,747	$29,886,367	306	$-	$(11,087,459)	$(25,542)	$18,773,366

Private placement - February 16, 2021, net of offering costs	3,250,000	1,950,509	-	-	-	-	1,950,509
Private placement - March 1, 2021, net of offering costs	3,125,000	1,918,797	-	-	-	-	1,918,797
Foreign exchange gain	-	-	-	-	-	44,964	44,964
Net loss	-	-	-	-	(291,614)	-	(291,614)

Balance as of March 31, 2021	36,458,747	$33,755,673	306	$-	$(11,379,073)	$19,422	$22,396,022

Proceeds from the exercise of warrants	1,722,570	1,597,416	-	-	-	-	1,597,416
Foreign exchange gain	-	-	-	-	-	24,930	24,930
Net loss	-	-	-	-	(474,610)	-	(474,610)

Balance as of June 30, 2021	38,181,317	$35,353,089	306	$-	$(11,853,683)	$44,352	$23,543,758

Proceeds from the exercise of warrants	40,000	52,615	-	-	-	-	52,615
Foreign exchange gain	-	-	-	-	-	(46,363)	(46,363)
Net loss	-	-	-	-	(830,493)	-	(830,493)

Balance as of September 30, 2021	38,221,317	$35,405,704	306	$-	$(12,684,176)	$(2,011)	$22,719,517

Balance as of January 1, 2020	30,083,747	$29,042,547	306	$-	$(8,694,569)	$85,318	$20,433,296

Stock based compensation - stock options	-	154,042	-	-	-	-	154,042
Foreign exchange gain	-	-	-	-	-	(78,443)	(78,443)
Net loss	-	-	-	-	(718,470)	-	(718,470)

Balance as of March 31, 2020	30,083,747	$29,196,589	306	$-	$(9,413,039)	$6,875	$19,790,425

Stock based compensation - stock options	-	50,766	-	-	-	-	50,766
Warrant modification expense	-	639,012	-	-		-	639,012
Foreign Exchange gain	-	-	-	-	-	(37,358)	(37,358)
Net Loss	-	-	-	-	(1,088,183)	-	(1,088,183)

Balance as of June 30, 2020	30,083,747	$29,886,367	306	$-	$(10,501,222)	$(30,483)	$19,354,662

Foreign Exchange gain	-	-	-	-	-	14,705	14,705
Net Loss	-	-	-	-	(366,433)		(366,433)

Balance as of September 30, 2020	30,083,747	$29,886,367	306	$-	$(10,867,655)	$(15,778)	$19,002,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(1,596,717)	$(2,173,086)
Reconciliation of net loss to cash used in operating activities:
Depreciation	8,564	7,971
Accretion of reclamation liability	5,983	12,425
Stock based compensation	-	204,808
Warrant modification expense	-	639,012
Change in marketable securities	542	1,032
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(80,454)	18,893
Accounts payable and accrued liabilities	133,920	(93,828)
Deferred revenue	(48,465)	146,535
Net cash used in operating activities	(1,576,627)	(1,236,238)

Cash Flows From Investing Activities
Purchase of property and equipment	(65,000)	-
Net cash used in investing activities	(65,000)	-

Cash Flows From Financing Activities
Proceeds from notes payable	-	73,116
Proceeds from warrant exercises	1,650,031	-
Issuances of Common shares, net of offering costs	3,869,306	-
Net cash provided by financing activities	5,519,337	73,116

Effect of foreign exchange rate on cash	(7,835)	(93,794)

Net increase (decrease) in cash and restricted cash	3,869,875	(1,256,916)

Cash and restricted cash - beginning	1,472,061	2,982,444

Cash and restricted cash - ending	$5,341,936	$1,725,528

Cash	$4,445,103	$818,630
Restricted cash, current portion	75,057	-
Restricted cash, noncurrent	821,776	906,898
Total	$5,341,936	$1,725,528

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

Note 2 – Liquidity and going concern

The Company has incurred continuing losses from its operations and negative operating cash flows from operations, and as of September 30, 2021, the Company had an accumulated deficit of $12,684,176 and working capital of $4,004,375.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. On February 16, 2021, the Company closed on a non-brokered private placement of 3,250,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,600,000 (USD $1,950,509 in net proceeds). On March 1, 2021, the Company closed on a non-brokered private placement of 3,125,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,500,000 (USD $1,918,797 in net proceeds). During the nine months ended September 30, 2021, the Company received $1,650,031 in proceeds from the exercise of warrants.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required U.S. GAAP. However, in the opinion of management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2020, as filed with the SEC on April 15, 2021. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2021.

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

Production stage issuers, as defined in subpart 1300 of Regulation S-K, having engaged in material extraction of established mineral reserves on at least one material property, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. The Company is an exploration stage issuer, which has resulted in the Company reporting larger losses than if it had been in the production stage due to the expensing, instead of capitalizing, of expenditures relating to ongoing mine development and extraction activities. Additionally, there would be no corresponding amortization allocated to future reporting periods of the Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if the Company had been in the production stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, the Company’s condensed consolidated financial statements may not be directly comparable to the financial statements of companies in the production stage.

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

Fair Values of Financial Instruments

The carrying amounts of cash, restricted cash, accounts payable, and accrued liabilities approximate their fair value due to the short-term nature of these instruments. Marketable securities are adjusted to fair value at each balance sheet date based on quoted prices which are considered level 1 inputs. The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and restricted cash, but mitigates this risk by keeping these deposits at major financial institutions.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Fair Values of Financial Instruments (continued)

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of September 30, 2021	$1,863	$-	$-

Marketable securities as of December 31, 2020	$2,405	$-	$-

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of diluted net loss per share for the three and nine months ended September 30, 2021 and 2020 excludes potentially dilutive securities. The computations of net loss per share for each of the three and nine months presented are the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Nine Months Ended September 30,
	2021	2020
Warrants to purchase common shares	10,715,873	8,818,390
Options to purchase common shares	2,808,000	2,356,666
Total potentially dilutive securities	13,523,873	11,175,056

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For public business entities that meet the definition of an SEC filer, the standard will be effective for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. For debt securities with other-than-temporary impairment, the guidance will be applied prospectively. Existing purchased credit impaired (“PCI”) assets will be grandfathered and classified as purchased credit deteriorated (“PCD”) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the non-credit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard became effective for the Company beginning January 1, 2020. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosure.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of September 30, 2021 include: The San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine project located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of September 30, 2021 include Hansen, North Hansen and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, and Wyoming. All of the mining assets represent properties which have previously been mined, to different degrees, for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mineral properties and equipment and kinetic separation intellectual property are:

	As of September 30, 2021	As of December 31, 2020
Mineral properties and equipment	$11,791,958	$11,735,522
Kinetic separation intellectual property	$9,488,051	$9,488,051

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

During the three months ended September 30, 2021 and 2020 the Company recognized aggregate revenue of $16,155 and $11,155, respectively, and for the nine months ended September 30, 2021 and 2020, the Company recognized aggregate revenue of $48,465 and $33,465, respectively, under these oil and gas lease arrangements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY, CONTINUED

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of September 30, 2021 and December 31, 2020, to be approximately $896,833 and $906,811, respectively. On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of September 30, 2021 and December 31, 2020 were $315,923 and $309,940, respectively. The gross reclamation liabilities as of September 30, 2021 and December 31, 2020 are secured by financial warranties in the amount of $896,833 and $906,811, respectively.

Reclamation liability activity for the nine months ended September 30, 2021 and 2020 consists of:

	For the Nine Months Ended September 30,
	2021	2020
Beginning balance	$309,940	$294,228
Accretion	8,652	12,425
Discontinuation of reclamation liability	(2,669)	-
Ending Balance	$315,923	$306,653

During the first quarter of 2021, the Company received notice that its Ferris Haggerty property was no longer considered to be subject to reclamation treatment. The Company recorded a discontinuation of the Ferris Haggerty property’s present value of $2,669 during the first quarter 2021. On April 29, 2021, the Company moved the Ferris Haggerty $10,000 restricted cash deposit into its cash after receiving payment from the state of Wyoming.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 - MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY, CONTINUED

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue was the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter was delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3 to 1 decision which acknowledged that the work completed at the Sunday Mine Complex under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to “Active” status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for temporary cessation status for the Sunday Mine Complex as the mines had not been restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine temporary cessation status. In a unanimous vote, the MLRB approved temporary cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 10, 2020, the MLRB issued a board order which finalized the findings of the October 21, 2020 permit hearing. On November 6, 2020, the MLRB signed an order placing the five Sunday Mine Complex mine permits into Temporary Cessation. On November 12, 2020, a coalition of environmental groups (the “Plaintiffs”) filed a complaint against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz Mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz Mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiff in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz Mine permit. The MLRB and the Company were to respond with an answer brief within 35 days on or before June 9, 2021, but instead sought a settlement. The judicial review process was delayed as extensions were put in place until August 20, 2021. A settlement was not reached and the MLRB and the Company submitted answer briefs on August 20, 2021. The Plaintiff submitted a reply brief on September 10, 2021.

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

NOTE 5 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of
	September 30, 2021	December 31, 2020
Accounts payable	$466,409	$347,017
Accrued liabilities	156,305	141,777
Total accounts payable and accrued liabilities	$622,714	$488,794

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Supply Contract

In December 2015, the Company signed a uranium concentrates supply agreement with a major United States utility company for delivery commencing in 2018 and continuing for a five year period through 2022. As the Company does not possess saleable uranium, a partial assignment agreement was put in place whereby the assignee accepted the Company’s right to the Year 1 delivery of 125,000 pounds of natural uranium concentrates. The Year 1 delivery was made during 2018, and the assignee was paid the full consideration under the agreement. The Company did not recognize any gain or loss on this transaction. In Year 2, a partial assignment agreement was put in place whereby the assignee accepted the Company’s right to the Year 2 delivery of 125,000 pounds of natural uranium concentrates. The Year 2 delivery was made during 2019, and the assignee was paid the full consideration under the agreement. The Company did not recognize any gain or loss on this transaction. The Company and the United States utility customer mutually agreed to cancel the Year 3 delivery, rather than pursue a partial assignment. There was no delivery during 2020. On March 8, 2021, the Company entered into an agreement with a third party to complete the Year 4 (2021) uranium concentrate delivery. The Company paid $78,000 in April 2021 to the assignee for which the assignee made the delivery in May 2021. This amount is included in other expense on the Company’s condensed consolidated statement of operations and comprehensive loss.

Strategic Acquisition of Physical Uranium

On June 2, 2021, the Company executed a binding agreement to purchase 125,000 pounds of natural uranium concentrate at the market price, of which the Company plans to take delivery on or before June 2022.

NOTE 7 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors, out of legally available funds. Upon the liquidation, dissolution, or winding down of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of September 30, 2021 and December 31, 2020, an unlimited number of common shares were authorized for issuance.

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

Warrant Exercises

During the nine months ended September 30, 2021, an aggregate of 1,762,570 warrants were exercised for total gross proceeds of $1,650,031.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of September 30, 2021, a total of 38,221,317 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 3,822,132.

Stock Options

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Weighted Average Grant Date Fair Value (USD)	Intrinsic Value (USD)
Outstanding – January 1, 2021	2,808,000	$1.42	2.43	$0.37	$33,782
Outstanding – September 30, 2021	2,808,000	$1.33	1.69	$0.37	$1,926,517
Exercisable – September 30, 2021	2,808,000	$1.33	1.69	$0.37	$1,926,517

The Company’s stock-based compensation expense related to stock options for the three months ended September 30, 2021 and 2020 was $0 and $0, respectively, and for the nine months ended September 30, 2021 and 2020 was $0 and $204,808, respectively, which is included in general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2021, the Company had $0 in unamortized stock option expense.

Warrants

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Contractual Life (years)	Intrinsic Value (USD)

Outstanding –January 1, 2021	8,533,582	$1.54	0.82
Issued	6,540,650	0.94
Expired	(2,595,789)	1.71
Exercised	(1,762,570)	0.92
Outstanding –September 30, 2021	10,715,873	$1.24	1.66	$9,687,400
Exercisable –September 30, 2021	10,715,873	$1.24	1.66	$9,687,400

Note 8 - Mining Expenditures

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Permits	$32,639	$33,166	$106,426	$89,322
Mining costs	300,988	18,841	312,534	252,354
Royalties	1,401	1,159	3,961	3,961
Total mining expenses	$335,028	$53,166	$422,921	$345,637

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 9 - Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $360,720 as of September 30, 2021) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $360,720 and $392,086 as of September 30, 2021 and December 31, 2020, respectively.

Note 10 – COVID-19

During 2020 and continuing into 2021, the world has been, and continues to be, impacted by the novel coronavirus (“COVID-19”) pandemic. COVID-19, and measures to prevent its spread, impacted our business in a number of ways. The impact of these disruptions and the extent of their adverse impact on the Company’s financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unpredictable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations. To date, COVID-19 has primarily caused Western delays in reporting, regulatory matters, and operations. Most notably, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex in August 2020 as the mines had not been restarted within the 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. The Van 4 Mine reclamation process was also delayed because of the COVID-19 pandemic. The Company is monitoring COVID-19’s potential impact on the Company’s operations.

NOTE 11 – SUBSEQUENT EVENTS

On October 1, 2021, the Company amended its Incentive Stock Option Plan to allow for the cashless exercise of stock options, among other things.

Subsequent to September 30, 2021 through November 22, 2021, the Company issued 174,716 shares of common stock pursuant to the cashless exercise of stock options.

Subsequent to September 30, 2021 through November 22, 2021, the Company received CAD $356,176 and issued 243,749 shares of common stock pursuant to the exercise of warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information disclosed in this quarterly report, and the information incorporated by reference herein, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

During 2021, the operator advanced through the oil well production stages: drilling was completed in the first quarter, wellfield completion/fracking was completed during the second quarter, drill out was completed in July, and flowback was completed in August. By August 2021, each of the eight (8) Blue Teal Fed wells had commenced oil and gas production. The first gas production was sold in July and the first oil production was sold in August. Based upon Colorado rules, the operator may commence royalty payments not later than six months after the end of the month in which production is first sold. Thus the first monthly royalty check and royalty statement will be released at the January 2022 month-end for the since inception cumulative for Western’s royalty interest in the pooled trust (0.003114 interest decimal). Individual well volumes are expected to continue to build to peak levels after about 100 days of production from the reservoir; this will be accomplished during the fourth quarter.

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

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue was the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter was delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID-19 restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3-to-1 decision which acknowledged that the work completed at the Sunday Mine Complex under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to “Active” status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex as the mines had not been restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine Temporary Cessation status. In a unanimous vote, the MLRB approved Temporary Cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 12, 2020, a coalition of environmental groups filed a lawsuit against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiff in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz mine permit. The MLRB and the Company were to respond with an answer brief within 35 days on or before June 9, 2021, but instead sought a settlement. The judicial review process was delayed as extensions were put in place until August 20, 2021. A settlement was not reached and the MLRB and the Company submitted answer briefs on August 20, 2021. The Plaintiff submitted a reply brief on September 10, 2021.

Sunday Mine Complex Project 2021 Restart

In July 2021, the Company announced its preparation for the resumption of mining activities at the Sunday Mine Complex (SMC). The project entailed the development of multiple SMC ore bodies. This year’s project involves a shift in the base of operations from the St. Jude Mine (2019) to the Sunday Mine (2021). Underground development began in August following mine ventilation, power upgrades, and increasing explosive capabilities. The first target was the extension of the drift (tunnel) 150 feet to reach the first surface exploration drill hole to access the GMG Ore Body (GMG). Early results were positive as drilling toward the GMG resulted in the location of ore-grade material within thirty feet of the existing mine workings. Notably, only limited exploration drilling has been done in this area due to the mountainous terrain on the surface above. As drifting proceeded, very high-grade ore continued to be intersected through the drift path and on both sides of the drift. As a result, the team shifted from development to mining. In a matter of only three working days, over 300 tons of high-grade uranium/vanadium ore was mined from the drift. Based upon on-site scintillometer readings, the content is estimated to contain 1.5%+ uranium U3O8. Results indicate higher resource grades and larger quantities than expected. Development of the GMG Ore Body will continue throughout the remaining part of this year and into early 2022.

Van 4 Mine Permitting Status

A prior owner of the Van 4 mine had been granted a first Temporary Cessation from reclamation of the mine by the Colorado Mined Land Reclamation Board (“MLRB”) which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second five-year Temporary Cessation for the Van 4 mine. Thereafter, the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing must include all of the parties in the proceeding. The plaintiff organizations are seeking for the court to set aside the board order granting a second five-year Temporary Cessation period to PRM for the Van 4 mine. The Colorado state Attorney General was defending this action in the Denver Colorado District Court. On May 8, 2018, the Denver Colorado District Court ruled in favor, whereby the additional five-year Temporary Cessation period was granted. The Plaintiffs appealed this ruling to the Colorado Court of Appeals, and on July 25, 2019, the ruling was reversed, ruling that the additional five-year Temporary Cessation period should not have been granted.

The MLRB and the Colorado Attorney General advised Western that it will not make an additional appeal of the ruling. Further, the time period for an appeal has passed. The judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 mine into reclamation. On January 22, 2020, the MLRB held a hearing, and on March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, revoking the permit, and ordering commencement of final reclamation, which must be completed within five years. The Company commenced reclamation of the Van 4 mine, but progress has been delayed both by COVID-19 restrictions and countywide fire and open flame restrictions. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Van 4 reclamation is ongoing.

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

In April 2020, the U.S. Department of Energy (“DoE”) released the NFWG report entitled “Restoring America’s Competitive Nuclear Energy Advantage – A strategy to assure U.S. national security.” The report outlines a strategy for the reestablishment of critical capabilities and direct support to the front end of the U.S. domestic nuclear fuel cycle. The NFWG findings and recommendations presented are a positive outcome for U.S. uranium miners; however, the ultimate outcome and timing remains uncertain as the continuing process requires approvals and budget appropriation from Congress and implementation by U.S. government agencies.

This remains an ongoing process where a number of bills were introduced in both the U.S. Senate and House to implement the key provisions of the NFWG report’s recommendations. In November 2020, after the U.S. election, the Senate Committee on Appropriations released its funding measures and allocations recommending the creation and funding of the American Uranium Reserve. In October 2020, the DoC extended the Russian Suspension Agreement for an additional 20 years until 2040. Existing categories of quotas on imports of Russian uranium into the U.S. were reduced by a graduated scale, and additional provisions were modified to eliminate loopholes. An extension of this agreement was among the NFWG’s recommendations. In further implementation of the report’s recommendations, the DoE made multiple investment awards to companies advancing new nuclear technologies. TerraPower and X-energy received awards to build demonstration models of their advanced reactor designs, and NuScale received support to deploy the first U.S. small modular reactor (“SMR”) plan comprised of 12 modules at the Idaho National Laboratory. The International Development Finance Corp. signed a letter of intent to finance NuScale’s development of 42 SMR modules in South Africa. In an acknowledgement of the future growth potential of new nuclear technologies, the U.S. government has increased its industry support to a level not seen in decades. This is being done to level the playing field versus state-sponsored foreign entities. In December 2020, U.S. Congress passed the “COVID-Relief and Omnibus Spending Bill,” which included $75 million for the establishment of a strategic U.S. Uranium Reserve. The Biden-Harris Administration has rolled the 2021 funding into its 2022 fiscal year budget to continue this initiative. The DoE continues to work on establishing the parameters of the program and in August 2021, the DoE put out a Request for Information (RFI) to obtain additional comments related to the establishment of the DOE’s Uranium Reserve program. On October 13, 2021, Western submitted a response to the Request for Information: Establishment of the Uranium Reserve Program to the DOE’s National Nuclear Security Administration

Also, recent follow through includes the July 2021 public release of the uranium Section 232 report which the DoC presented to President Trump in April 2019. The report concluded that uranium imports were “weakening our internal economy” and “threaten to impair the national security” and recommended immediate actions to “enable U.S. producers to recapture and sustain a market share of U.S. uranium consumption”. These actions were not taken in favor of the NFWG process.

Vanadium Section 232 Investigation

In the United States, a petition for an investigation under Section 232 of the Trade Expansion Act of 1962 was requested by two domestic companies in November 2019. In June of 2020, the U.S. Secretary of Commerce, Wilbur Ross, initiated an investigation into whether the present quantities or circumstances of vanadium imports into the United States threaten to impair the national security. The initiation of this investigation created a 270-day window, which lasted until February 2021, to compile and deliver a report to the President of the United States. The Section 232 National Security Investigation of Imports of Vanadium was concluded, and a report was submitted to President Biden in February 2021.In July 2021, the report was made public. It concluded that vanadium imports “do not threaten to impair the national security as defined in Section 232,” but identified and recommended “several actions that would help to ensure reliable domestic sources of vanadium and lessen the potential for imports to threaten national security.” No action has been taken on these recommendations.

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

There has been legislative advancement of implementation mechanisms including tax credits, subsidies, and/or U.S. utilities being required to produce an increasing proportion of electricity generation from clean energy power sources. President Biden’s Build Back Better agenda has several components supportive of nuclear power generation. Already signed into law is the $1.2 trillion Infrastructure Investment and Jobs Act that provides the United States Department of Energy funding to prevent the premature retirement of existing nuclear plants and invest in advanced nuclear projects. The separate $1.7 trillion Build Back Better Reconciliation Legislation, which is making its way through the U.S. Congress, further addresses climate change through the inclusion of a zero-emission nuclear power production credit. If passed in its current form, beginning in 2022 qualified nuclear power facilities would be eligible to receive a base credit and a bonus credit if certain requirements are met.

President Biden attended the United Nations Climate Change Conference (COP26) in Glasgow, Scotland. His administration simultaneously released a proposed plan targeting the reduction of methane emissions. Many of the proposed initiatives from the Climate Summit target reduced utilization of fossil fuels and if implemented expand future opportunities for nuclear power generation, given its ability to provide baseload and carbon-free energy. To conclude the COP2, in a surprise announcement, the U.S. and China pledged to work together to slow global warming. This is significant because the U.S. and China represent the two countries with the largest CO2 emissions. They jointly pledged to take “enhanced climate actions” to meet the 2015 Paris Agreement temperature goal of limiting global warming to less than 1.5C.

Strategic Acquisition of Physical Uranium

On June 2, 2021, the Company executed a binding agreement to purchase 125,000 pounds of natural uranium concentrate at the market price, in which the Company plans to take delivery on or before June 2022.

Sprott Physical Uranium Trust

The Sprott Physical Uranium Trust (U.UN) (the “Trust”) took over the former Uranium Participation Corp. (U.TO) and launched an at-the-market program (ATM) on August 17, 2021 to raise capital for the closed-ended trust. In the three month period, since the inception of the ATM program, the Trust has bought about 21 million pounds of uranium and spot prices have increased from a low of $30 to a peak of $51 before declining to $47 at the end of this period. Notably, the Trust’s activities have increased price discovery in the spot uranium markets and have removed inventory from the market.

COVID-19

During 2020 and continuing into 2021, the world has been, and continues to be, impacted by the COVID-19 pandemic. COVID-19, and measures to prevent its spread, impacted our business in a number of ways. The impact of these disruptions and the extent of their adverse impact on the Company’s financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unpredictable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations. To date, COVID-19 has primarily caused Western delays in reporting, regulatory matters, and operations. Most notably, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex in August 2020 as the mines had not been restarted within the 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. The Van 4 mine reclamation process was also delayed because of the COVID-19 pandemic. The Company is monitoring COVID-19’s potential impact on the Company’s operations.

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Lease revenue	$16,155	$11,155	$48,465	$33,465

Expenses
Mining expenditures	335,028	53,166	422,921	345,637
Professional fees	136,174	67,356	287,042	252,533
General and administrative	361,301	241,300	835,281	911,080
Consulting fees	12,801	10,846	16,810	47,668
Total operating expenses	845,304	372,668	1,562,054	1,556,918

Operating loss	(829,149)	(361,513)	(1,513,589)	(1,523,453)

Interest expense, net	1,344	4,920	4,687	10,621
Settlement expense	-	-	78,441	-
Warrant modification expense	-	-	-	639,012

Net loss	$(830,493)	$(366,433)	(1,596,717)	(2,173,086)

Other Comprehensive income (expense)
Foreign exchange gain (loss)	(46,363)	14,705	23,531	(101,096)

Comprehensive loss	$(876,856)	$(351,728)	(1,573,186)	(2,274,182)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.07)

Three Months Ended September 30, 2021 as Compared to the Three Months Ended September 30, 2020

Summary:

Our condensed consolidated net loss for the three months ended September 30, 2021 and 2020 was $830,493 and $366,433 for ($0.02) and ($0.01) per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the three months ended September 30, 2021 and 2020 was $876,856 and $351,728, respectively.

Revenue

Our revenue for the three months ended September 30, 2021 and 2020 was $16,155 and $11,155, respectively. This revenue resulted from lease revenue pursuant to a July 18, 2017 oil and gas lease agreement, which was extended for an additional three years in 2020 at a 150% increased rate. The February 2, 2018 pipeline easement, with the initial operator has terminated resulting in a decrease in this portion of revenue. The July 1, 2018 right-of-way agreement with the new operator was consistent between periods. The aforementioned revenue streams are derived from the Weld County oil and gas property.

Mining Expenditures

Mining expenditures for the three months ended September 30, 2021 were $335,028 as compared to $53,166 for the three months ended September 30, 2020. The increase in mining expenditures of $281,862, or 530% was principally attributable to mining expenditures related to resumption of mining operations at the Company’s Sunday Mine Complex during the third quarter of 2021.

Professional Fees

Professional fees for the three months ended September 30, 2021 were $136,174 as compared to $67,356 for the three months ended September 30, 2020. The increase in professional fees of $68,818, or 102% is primarily attributable to a $68,014 increase in legal fees.

General and Administrative

General and administrative expenses for the three months ended September 30, 2021 were $361,301 as compared to $241,300 for the three months ended September 30, 2020. The increase in general and administrative expense of $120,001, or 50% is principally due to a $76,174 increase in payroll expenses and an $18,561 increase in utilities in connection with the Sunday Mine Complex project.

Consulting Fees

Consulting fees for the three months ended September 30, 2021 were $12,801 as compared to $10,846 for the three months ended September 30, 2020. The increase in consulting fees of $1,955 or 18% was principally due to the Company’s increased utilization of consultants during the current period.

Interest Expense, net

Interest expense, net, for the three months ended September 30, 2021 was $1,344 as compared to $4,920 for the three months ended September 30, 2020. The decrease of interest expense, net, of $3,576 was due to the forgiveness of the Company’s Paycheck Protection Program loan during 2020.

Foreign Exchange

Foreign exchange gain (loss) for the three months ended September 30, 2021 was $(46,363) as compared to $14,705 for the three months ended September 30, 2020. The increase of the foreign exchange loss is primarily due to holding cash balances in Canadian Dollars and the translation gain from using United Stated Dollars as the reporting currency.

Nine Months Ended September 30, 2021 as Compared to the Nine Months Ended September 30, 2020

Summary:

Our condensed consolidated net loss for the nine months ended September 30, 2021 and 2020 was $1,596,717 and $2,173,086 or ($0.04) and ($0.07) per share, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the nine months ended September 30, 2021 and 2020 was $1,573,186 and $2,274,182, respectively.

Revenue

Our revenue for the nine months ended September 30, 2021 and 2020 was $48,465 and $33,465, respectively. This revenue resulted from lease revenue pursuant to a July 18, 2017 oil and gas lease agreement, which was extended for an additional three years in 2020 at a 150% increased rate. The February 2, 2018 pipeline easement, with the initial operator has terminated resulting in a decrease in this portion of revenue. The July 1, 2018 right-of-way agreement with the new operator was consistent between periods. The aforementioned revenue streams are derived from the Weld County oil and gas property.

Mining Expenditures

Mining expenditures for the nine months ended September 30, 2021 were $422,921 as compared to $345,637 for the nine months ended September 30, 2020. The increase in mining expenditures of $77,284 or 22% was principally attributable to mining expenditures related the resumption of mining operations at the Company’s Sunday Mine Complex during the third quarter of 2021.

Professional Fees

Professional fees for the nine months ended September 30, 2021 were $287,042 as compared to $252,533 for the nine months ended September 30, 2020. The increase in professional fees of $34,509, or 14% was due to a $49,823 increase in legal fees offset by an $11,764 reduction in investor relations costs.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2021 were $835,281 as compared to $911,080 for the nine months ended September 30, 2020. The decrease in general and administrative expense of $75,799, or 8% is due to a $208,059 decrease in stock-based compensation expense offset by an increase of $106,688 in payroll expenses and an increase of $21,331 in utilities expenses in connection with the Sunday Mine Complex project.

Consulting Fees

Consulting fees for the nine months ended September 30, 2021 were $16,810 as compared to $47,668 for the nine months ended September 30, 2020. The decrease in consulting fees was principally due to the Company’s reduced utilization of consultants during the current period.

Interest Expense, net

Interest expense, net, for the nine months ended September 30, 2021 was $4,687 as compared to $10,621 for the nine months ended September 30, 2020. The decrease of interest expense, net, of $5,934 was principally due to the forgiveness of the Company’s Paycheck Protection Program (PPP) loan.

Foreign Exchange

Foreign exchange gain (loss) for the nine months ended September 30, 2021 was $23,531 as compared to ($101,096) for the nine months ended September 30, 2020. The increase of the foreign exchange gain is primarily due to holding cash balances in Canadian Dollars and the translation gain from using United Stated Dollars as the reporting currency.

Liquidity and Capital Resources

The Company’s cash balance as of September 30, 2021 was $4,445,103. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public company reporting responsibilities. Management believes that in order to finance the development of the mining properties and Kinetic Separation, the Company will be required to raise additional capital by way of debt and/or equity. The Company could potentially require additional capital if the scope of the Sunday Mine Complex expands. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash used in operating activities

Net cash used in operating activities was $1,576,627 for the nine months ended September 30, 2021, as compared with $1,236,238 for the nine months ended September 30, 2020. Of the $1,576,627 in net cash used in operating activities for the nine months ended September 2021, $1,596,717 is derived from our net loss before non-cash adjustments. This was offset by non-cash adjustments of $8,564 in depreciation, $5,983 for accretion of our reclamation liability, and $542 in unrealized loss on our marketable securities. Changes in our operating assets and liabilities for the period include an increase of $80,454 in prepaid expenses and other current assets, an increase of $133,920 in accounts payable and accrued expenses, and a decrease of $48,465 in deferred revenue.

Net cash used in investing activities

Net cash used in investing activities was $65,000 for the nine months ended September 30, 2021, as compared with $0 for the nine months ended September 30, 2020. This capital expenditure relates to purchasing property and equipment for our mining operations.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2021 and 2020 were $5,519,337 and $73,116, respectively. The Company completed two private placements during the first quarter of 2021 representing aggregate net proceeds of $3,869,306 and received $1,650,031 from the exercise of warrants during the nine months ended September 30, 2021.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of September 30, 2021 and December 31, 2020, to be approximately $896,833 and $906,811, respectively. On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 mine. The portion of the reclamation liability related to the Van 4 mine and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of September 30, 2021 and December 31, 2020 were $315,923 and $309,940, respectively. The gross reclamation liabilities as of September 30, 2021 and December 31, 2020 are secured by financial warranties in the amount of $896,833 and $906,811, respectively.

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

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $360,720 as of September 30, 2021) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $360,720 and $392,086 as of September 30, 2021 and December 31, 2020, respectively.

Going Concern

The Company has incurred continuing losses from its operations and as of September 30, 2021, the Company had an accumulated deficit of $12,684,176 and working capital of $4,004,375.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. On February 16, 2021, the Company closed on a non-brokered private placement of 3,250,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,600,000 (USD $1,950,509 in net proceeds). On March 1, 2021, the Company closed on a non-brokered private placement of 3,125,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,500,000 (USD $1,918,797 in net proceeds). During the nine months ended September 30, 2021, the Company received $1,650,031 in proceeds from the exercise of warrants.

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

Off Balance Sheet Arrangements

As of September 30, 2021, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk, or commodity risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosures.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of September 30, 2021, the ultimate disposition of which would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock.

Risks Related to Our Business

Our business activities are subject to significant risks, including those described below. Every investor or potential investor in our securities should carefully consider these risks. If any of the described risks occurs, our business, financial position, and results of operations could be materially adversely affected. Such risks are not the only ones we face, and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

Our ability to become a successful operating mining company is contingent on whether we can continue to access adequate operating capital and can ultimately mine our properties at a profit sufficient to finance further mining activities and to continue to find, develop, acquire, and finance mineable reserves, all despite potentially significant fluctuations in the market prices of uranium and vanadium.

The uranium/vanadium ore that we have mined remains stockpiled underground at the Sunday Mine Complex. As a result, we have no saleable product and currently have no sources of operating cash. If we cannot access additional sources of private or public capital, partner with another company that has cash resources, and/or find or develop other means of generating revenue other than uranium or vanadium sales, we may not be able to remain in business.

We currently have no way to generate cash inflows prior to commencement of either uranium or vanadium sales, unless we monetize certain of our assets, obtain additional financing, or receive production royalties from the Weld County oil and gas property. We can provide no assurance that our properties will produce saleable production or, if so, that we will be able to continue to find, develop, acquire, and finance mineable reserves. If we cannot monetize certain existing assets, partner with another company that has cash resources, find or develop other means of generating revenue other than uranium or vanadium production, and/or access additional sources of private or public capital, we may not be able to remain in business and our shareholders may lose their entire investment.

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

Evaluating our future performance may be difficult since we have a limited financial and operating history, with significant negative cash flow, and an accumulated deficit to date. Furthermore, there is no assurance that we will be successful in securing any form of additional financing in the future, therefore substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable us to continue our operations over the next twelve months. Our long-term success will depend ultimately on our ability to achieve and maintain profitability and to develop positive cash flow from our mining activities.

We acquired our first mineral properties in November of 2014. To date, we have been acquiring additional mineral properties, developing and mining the Sunday Mine Complex, and raising capital. We hold a portfolio of uranium/vanadium resource properties in various stages of exploration in the States of Colorado and Utah.

We have a history of significant negative cash flow and net losses, with an accumulated deficit balance of $12.7 million and $11.1 million at September 30, 2021 and December 31, 2020, respectively. We have been reliant on equity financings from the sale of our common shares and on debt financing in order to fund our operations. We do not expect to achieve profitability or develop positive cash flow from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

At September 30, 2021 and December 31, 2020, we had working capital of $4,004,375 and $162,375, respectively. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing which we have successfully secured since inception. However, there is no assurance that we will be successful in securing additional financing in the future. Our condensed consolidated financial statements for the nine months ended September 30, 2021 and 2020, which are incorporated herein by reference, were prepared assuming that we would continue as a going concern. We have incurred continuing losses from operations, and we are dependent upon future sources of equity or debt financing in order to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our reliance on equity and debt financing is expected to continue for the foreseeable future. The availability of such additional financing, whenever it will be required, will depend on many factors beyond our control, including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price, the impact of the COVID-19 pandemic, and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements to continue advancing our uranium projects, which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project.

Our long-term success, including the recoverability of the carrying values of our assets and our ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and developing these into profitable mining activities. The economic viability of our mining activities has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates and/or vanadium; (iii) significantly higher than expected capital costs to develop mines and/or construct a processing plant; (iv) significantly higher than expected extraction costs; (v) significantly higher than expected processing costs in lieu of constructing a processing plant; (v) significantly lower than expected uranium and vanadium extraction; (vi) significant delays, reductions, or stoppages of uranium/vanadium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties, and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

Our operations are capital intensive, and we will require significant additional financing to acquire additional uranium/vanadium resource properties and projects and to pursue exploration, development, and mining operations on our existing uranium/vanadium projects.

Our operations are capital intensive and future capital expenditures are expected to be substantial. We will require significant additional financing to fund our operations, including acquiring additional uranium/vanadium resource properties and projects and pursuing exploration, development, and mining operations. In the absence of such additional financing, we would not be able to fund our operations, which may result in delays, curtailment, or abandonment of any one or all of our uranium and/or vanadium projects.

Uranium/vanadium exploration, development, and mining operations are inherently subject to numerous significant risks and uncertainties, and actual results may differ significantly from expectations or anticipated amounts. Furthermore, exploration programs conducted on our uranium/vanadium projects may not result in the establishment of ore bodies that contain commercially recoverable uranium/vanadium.

Uranium/vanadium exploration, development, and mining operations are inherently subject to numerous significant risks and uncertainties, many beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) unusual or unexpected geological formations; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) industrial accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) availability of contractors and labor; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations. These risks and uncertainties could result in delays, reductions, or stoppages in our mining activities; increased capital and/or extraction costs; damage to, or destruction of, our mineral projects, extraction facilities or other properties; personal injuries; environmental damage; monetary losses; and legal claims.

Success in uranium/vanadium exploration is dependent on many factors, including, without limitation, the experience and capabilities of a company’s management, the availability of geological expertise, and the availability of sufficient funds to conduct the exploration program. Even if an exploration program is successful and commercially recoverable uranium/vanadium is established, it may take a number of years from the initial phases of drilling and identification of the mineralization until extraction is possible, during which time the economic feasibility of extraction may change such that the uranium ceases to be economically recoverable.

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

Whether an ore body contains commercially recoverable uranium/vanadium depends on many factors including, without limitation: (i) the particular attributes, including material changes to those attributes, of the ore body such as size, grade, recovery rates, and proximity to infrastructure; (ii) the market price of uranium, which may be volatile; and (iii) government regulations and regulatory requirements including, without limitation, those relating to environmental protection, permitting and land use, taxes, land tenure, and transportation.

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

Opposition to our mining and business activities could disrupt our business

In recent years, governmental and non-governmental agencies, individuals, communities and courts have become more vocal and active with respect to their opposition to certain mining and business activities. This opposition may take on forms such as road blockades, applications for injunctions seeking work stoppages, refusals to grant access to lands or to sell lands on commercially viable terms, lawsuits for damages or to revoke or modify licenses and permits, issuances of unfavorable laws and regulations, and other rulings that could be contrary to our interests. These actions can occur in response to current activities or with respect to mines that are decades old. In addition, these actions can occur in response to our activities or the activities of other unrelated entities. Opposition to our activities may also result from general opposition to nuclear energy. Opposition to our mining and business activities is beyond our control. Any such opposition may disrupt our business and may result in increased costs, which could have a material adverse effect on our business and financial condition.

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

Requirements for our products and services may be affected by technological changes in nuclear reactors, enrichment, and used uranium fuel reprocessing. These technological changes could reduce the demand for uranium. In addition, our competitors may adopt technological advancements that give them an advantage over us.

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

We may enter into joint ventures, partnership arrangements, or offtake agreements with other parties in relation to the exploration, development, and production of the properties in which we have an interest. Any failure of such other companies to meet their obligations to us or to third parties or any disputes with respect to the parties’ respective rights and obligations could have a material adverse effect on us, the development and production at our properties, and on future joint ventures, if any, or their properties, and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of our common shares.

We do not insure against all of the risks we face in our operations.

In general, where coverage is available and not prohibitively expensive relative to the perceived risk, we will maintain insurance against such risk, subject to exclusions and limitations. We currently maintain insurance against certain risks including securities and general commercial liability claims and certain physical assets used in our operations, subject to exclusions and limitations; however, we do not maintain insurance to cover all of the potential risks and hazards associated with our operations. We may be subject to liability for environmental, pollution, or other hazards associated with our exploration, pre-extraction, and extraction activities, which we may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of high premiums or other reasons. Furthermore, we cannot provide assurance that any insurance coverage we currently have will continue to be available at reasonable premiums or that such insurance will adequately cover any resulting liability.

Our inability to obtain financial surety would threaten our ability to continue in business.

Future financial surety requirements to comply with federal and state environmental and remediation requirements and to secure necessary licenses and approvals may increase significantly as future development and production occurs at certain of our sites in the United States. The amount of the financial surety for each producing property is subject to annual review and revision by regulators. We expect that the issuer of the financial surety instruments will require us to provide cash collateral for a significant amount of the face amount of the bond to secure the obligation. In the event we are not able to raise, secure, or generate sufficient funds necessary to satisfy these requirements, we will be unable to develop our sites and bring them into production, which will have a material adverse impact on our business and may negatively affect our ability to continue to operate.

Acquisitions that we may make from time to time could have an adverse impact on us.

From time to time, we may examine opportunities to acquire additional mining assets and businesses. Any acquisition that we may choose to complete may be of a significant size, may change the scale of our business and operations, and may expose us to new geographic, political, operating, financial, and geological risks. Our success in our acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition, and integrate the acquired operations successfully. Any acquisitions would be accompanied by risks which could have a material adverse effect on our business. For example, there may be a significant change in commodity prices after we have committed to complete the transaction and established the purchase price or exchange ratio; a material ore body may prove to be below expectations; we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies, and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, customers, suppliers and contractors; and the acquired business or assets may have unknown liabilities which may be significant. If we choose to raise debt capital to finance any such acquisition, our leverage will be increased. If we choose to use equity as consideration for such acquisition, existing shareholders may suffer dilution. Alternatively, we may choose to finance any such acquisition with our existing resources. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

The uranium industry is subject to numerous stringent laws, regulations, and standards, including environmental protection laws and regulations. If any changes occur that would make these laws, regulations and standards more stringent, it may require capital outlays in excess of those anticipated or cause substantial delays, which would have a material adverse effect on our operations.

Uranium exploration and development programs and mining activities are subject to numerous stringent laws, regulations and standards at the federal, state, and local levels governing permitting, pre-extraction, extraction, exports, taxes, labor standards, occupational health, waste disposal, protection and reclamation of the environment, protection of endangered and protected species, mine safety, hazardous substances, and other matters. Our compliance with these requirements requires significant financial and personnel resources.

The laws, regulations, policies, or current administrative practices of any government body, organization, or regulatory agency in the United States or any other applicable jurisdiction, may change or be applied or interpreted in a manner which may also have a material adverse effect on our operations. The actions, policies, or regulations, or changes thereto, of any government body, regulatory agency, or special interest group may also have a material adverse effect on our operations.

Uranium exploration and development programs and mining activities are subject to stringent environmental protection laws and regulations at the federal, state, and local levels. These laws and regulations, which include permitting and reclamation requirements, regulate emissions, water storage, and discharges and disposal of hazardous wastes. Uranium mining activities are also subject to laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods. Various permits from governmental and regulatory bodies are required for mining to commence or continue, and no assurance can be provided that required permits will be received in a timely manner.

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

To the best of our knowledge, our operations comply, in all material respects, with all applicable laws, regulations, and standards. We may not be able or may elect not to insure against the risk of liability for violations of such laws, regulations and standards, due to high insurance premiums or other reasons. Where coverage is available and not prohibitively expensive relative to the perceived risk, we will maintain insurance against such risk, subject to exclusions and limitations. However, we cannot provide any assurance that such insurance will continue to be available at reasonable premiums or that such insurance will be adequate to cover any resulting liability.

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

We may not be able to obtain, maintain, or amend rights, authorizations, licenses, permits, or consents required for our operations.

Our exploration, development, and mining activities are dependent upon the grant of appropriate rights, authorizations, licenses, permits, and consents, as well as continuation and amendment of these rights, authorizations, licenses, permits, and consents already granted, which may be granted for a defined period, may not be granted, may be withdrawn, or made subject to limitations. There can be no assurance that all necessary rights, authorizations, licenses, permits, and consents will be granted to us, or that authorizations, licenses, permits, and consents already granted will not be withdrawn or made subject to limitations.

Closure and remediation costs for environmental liabilities may exceed the provisions we have made.

Natural resource companies are required to close their operations and rehabilitate the lands in accordance with a variety of environmental laws and regulations. Estimates of the total ultimate closure and rehabilitation costs for uranium operations are significant and are based principally on current legal and regulatory requirements and closure plans that may change materially. Any underestimated or unanticipated rehabilitation costs could materially affect our financial position, results of operations, and cash flows. Environmental liabilities are accrued when they become known, are probable, and can be reasonably estimated. Whenever a previously unrecognized remediation liability becomes known, or a previously estimated reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce our consolidated net income in the related period.

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

The nuclear incident that occurred in Japan in March 2011 had significant and adverse effects on both the nuclear and uranium industries. If another nuclear incident were to occur, it may have further adverse effects for both industries. Public opinion of nuclear power as a source of electricity generation may be adversely affected, which may cause governments of certain countries to further increase regulation for the nuclear industry, reduce or abandon current reliance on nuclear power, or reduce or abandon existing plans for nuclear power expansion. Any one of these occurrences has the potential to reduce current and/or future demand for nuclear power, resulting in lower demand for uranium and lower market prices for uranium, adversely affecting the Company’s operations and prospects. Furthermore, the growth of the nuclear and uranium industries is dependent on continuing and growing public support of nuclear power as a viable source of electricity generation.

The marketability of uranium concentrates will be affected by numerous factors beyond our control which may result in our inability to receive an adequate return on our invested capital.

The marketability of uranium concentrates extracted by us will be affected by numerous factors beyond our control. These factors include macroeconomic factors, fluctuations in the market price of uranium, governmental regulations, land tenure and use, regulations concerning the importing and exporting of uranium, and environmental protection regulations. The future effects of these factors cannot be accurately predicted, but any one or a combination of these factors may result in our inability to receive an adequate return on our invested capital.

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

Mining, processing, development, and exploration activities depend, to a substantial degree, on adequate infrastructure. Reliable roads, bridges, power sources, and water supply are important determinants affecting capital and operating costs. We consider the existing infrastructure to be adequate to support our currently proposed operations. However, unusual or infrequent weather phenomena, sabotage, government, or other interference in the maintenance or provision of such infrastructure could adversely affect our operations, financial condition, and results of operations.

We do not currently own or have access to a mill and therefore will be dependent on third parties for the milling facilities needed for any future milling activities, which may not be available on favorable terms or at all.

Since we do not have a mill of our own, we will need to arrange with a third party for any milling that is needed in the future. Because the number of mills permitted for processing of uranium and vanadium is very limited, it may be difficult for us to gain access to a mill on favorable terms, or at all. This could result in increased costs and/or significant delays in, interruption of, or cessation of the Company’s business activities. We could sell uranium ore without utilizing a mill to process uranium into yellowcake (U3O8). However, this practice would likely generate lower revenues.

The price of alternative energy sources affects the demand for and price of uranium.

The attractiveness of uranium as an alternative fuel to generate electricity may be dependent on the relative prices of oil, gas, wind, solar, coal, and hydro-electricity and the possibility of developing other low-cost sources of energy. If the prices of alternative energy sources decrease or new low-cost alternative energy sources are developed, the demand for uranium could decrease, which may result in a decrease in the price of uranium.

The title to our mineral property interests may be challenged.

Although we have taken reasonable measures to ensure proper title to our interests in mineral properties and other assets, there is no guarantee that the title to any of such interests will not be challenged. No assurance can be given that we will be able to secure the grant or the renewal of existing mineral rights and tenures on terms satisfactory to us, or that governments in the jurisdictions in which we operate will not revoke or significantly alter such rights or tenures or that such rights or tenures will not be challenged or impugned by third parties, including local governments, aboriginal peoples, or other claimants. Our mineral properties may be subject to prior unregistered agreements, transfers, or claims, and title may be affected by, among other things, undetected defects. A successful challenge to the precise area and location of our claims could result in us being unable to operate on our properties as permitted or being unable to enforce our rights with respect to our properties.

Due to the nature of our business, we may be subject to legal proceedings which may divert management’s time and attention from our business and result in substantial damage awards.

Due to the nature of our business, we may be subject to numerous regulatory investigations, securities claims, civil claims, lawsuits, and other proceedings in the ordinary course of our business. The outcome of these lawsuits is uncertain and subject to inherent uncertainties, and the actual costs to be incurred will depend upon many unknown factors. We may be forced to expend significant resources in the defense of these suits, and we may not prevail. Defending against these and other lawsuits in the future may not only require us to incur significant legal fees and expenses but may become time-consuming for us and detract from our ability to fully focus our internal resources on our business activities. The results of any legal proceeding cannot be predicted with certainty due to the uncertainty inherent in litigation, the difficulty of predicting decisions of regulators, judges, and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business, financial position, or operating results.

Competition from better-capitalized companies affects prices and our ability to acquire both properties and personnel.

There is global competition for uranium properties, capital, customers, and the employment and retention of qualified personnel. In the production and marketing of uranium, there are a number of producing entities, some of which are government controlled and all of which are significantly larger and better capitalized than we are. Many of these organizations also have substantially greater financial, technical, manufacturing, and distribution resources than we have.

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

Because we have limited capital, we may be unable to withstand significant losses that can result from inherent risks associated with mining, including environmental hazards, industrial accidents, flooding, earthquake, interruptions due to weather conditions, and other acts of nature which larger competitors could withstand. Such risks could result in damage to or destruction of our infrastructure, production facilities, and adjacent properties as well as personal injury, environmental damage, and processing and production delays, causing monetary losses and possible legal liability. Our business could also be harmed if we lose the services of our key personnel.

Our business and mineral exploration programs depend upon our ability to retain and employ the services of geologists, engineers, and other experts as subcontractors and/or as employees. In operating our business and in order to continue our programs, we compete for the services of professionals with other mineral exploration companies and businesses. In addition, several entities have expressed an interest in hiring certain of our employees. Our ability to maintain and expand our business and continue our exploration programs may be impaired if we are unable to continue to engage or employ those parties currently providing services and expertise to us or identify and engage or employ other qualified personnel to do so in their place. The number of available qualified mining subcontractors is limited, and there is no assurance that we will be able to engage or retain the subcontractors needed to carry out our current or future business plans. To retain key employees, we may also face increased compensation costs, including potential new stock incentive grants, and there can be no assurance that the incentive measures we implement will be successful in helping us retain our key personnel.

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

We may from time to time enter into arrangements to borrow money in order to fund our operations and expansion plans, and such arrangements may include covenants that restrict our business in some way. Events may occur in the future, including events beyond our control that would cause us to fail to satisfy our obligations under existing notes payable or other debt instruments. In such circumstances, or if we were to default on our obligations under debentures or other debt instruments, the amounts drawn under our debt agreements may become due and payable before the agreed maturity date, and we may not have the financial resources to repay such amounts when due.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread worldwide, including in the United States. As the COVID-19 coronavirus and new variants continue to spread in the United States, we may experience disruptions that could severely impact our business, including:

●	interruption of key mining activities due to limitations on travel, gathering, or business operations imposed or recommended by federal or state governments, employers, and others.

●	limitations in employee resources, due to sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

●	delays in financial reporting and filings due to the impact of mitigation efforts on staff and service providers.

●	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which our mining activities are conducted, resulting in unexpected costs.

●	delays in necessary interactions with regulators and other important agencies and contractors due to limitations in employee resources or new procedures due to limitations imposed by COVID-19.

●	reduction in the global demand for uranium and vanadium due to reduced production levels in the primary applications of uranium and vanadium. Restrictions for COVID-19 could cause a decline in energy consumption, or indirectly reduced oil prices could lessen the demand for nuclear power.

●	COVID-19 has globally resulted in uranium mine closures that have taken substantial uranium supply offline and increased the spot price of uranium to date during this crisis, there is no guarantee that this relationship will continue as the COVID-19 crisis is ongoing and the dynamic of the mine closure/spot price relationship may change.

The global outbreak of the COVID-19 coronavirus continues to evolve. The extent to which the COVID-19 coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continuing geographic spread of the disease and its variants, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures, business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Risks Related to Our Common Shares

If we are unable to raise additional capital, our business may fail and shareholders may lose their entire investment.

We had $4,445,103 and $565,250 in cash at September 30, 2021 and December 31, 2020, respectively. There can be no assurance that we will be able to obtain additional capital after we exhaust our current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities will likely result in substantial dilution to existing shareholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

If additional capital is not available in sufficient amounts or on a timely basis, we will experience liquidity problems, and we could face the need to significantly curtail current operations, change our planned business strategies, and pursue other remedial measures. Any curtailment of business operations would have a material negative effect on operating results, the value of our outstanding shares is likely to fall, and our business may fail, causing our shareholders to lose their entire investment.

Shareholders could be diluted when we use common shares, convertible debt, or warrants to raise capital or when we issue employee options.

We will need to seek additional capital to carry our business plan. This financing could involve one or more types of securities including common shares, convertible debt, or warrants to acquire common shares. Subject to applicable securities rules, these securities could be issued at or below the then prevailing market price for our common shares and could have the effect of diluting shareholders’ percentage ownership and voting power and could also dilute the price per share. We may also in the future grant options to purchase common shares as non-cash incentives to some or all of our directors, officers, key employees, and/or consultants. Such options could be issued at or above the then prevailing market price for our common shares and could have the effect of diluting shareholders’ percentage ownership and voting power and could also adversely affect the market price of our common shares.

Our common shares may be traded infrequently and in low volumes, which may negatively affect the ability to sell shares.

Our common shares may trade infrequently and in low volumes on both the CSE and OTCQX, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community who can generate or influence sales volume, and that even if we came to the attention of such institutionally oriented persons, they tend to be risk-averse in this environment and would be reluctant to follow an early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more advanced and viable. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market. These factors may have an adverse impact on the trading and price of our securities and could result in the loss by investors of all or part of their investment.

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

George Glasier, our CEO, beneficially owns, in the aggregate, about 12.5% of our common shares. As a result, Mr. Glasier might be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing, or deterring a change in control, and could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company and may affect the market price of our stock.

Furthermore, Mr. Glasier may have interests that diverge from those of other holders of our common shares. As a result, Mr. Glasier may vote the shares he owns or controls or otherwise cause us to take actions that may conflict with your best interests as a shareholder, which could adversely affect our results of operations and the trading price of our common shares. Through this control, Mr. Glasier can control our management, affairs, and all matters requiring shareholder approval, including the approval of significant corporate transactions, a sale of our company, decisions about our capital structure, and the composition of our board of directors.

We are subject to the continued listing criteria of the CSE, and our failure to satisfy these criteria may result in delisting of our common shares from the CSE.

Our common shares are currently listed for trading on the CSE. In order to maintain the listing on the CSE or any other securities exchange we may trade on, we must maintain certain financial and share distribution targets, including maintaining a minimum number of public shareholders. In addition to objective standards, these exchanges may delist the securities of any issuer if, in the exchange’s opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing inadvisable; if the issuer sells or disposes of its principal operating assets or ceases to be an operating company; if the issuer fails to comply with the listing requirements; or if any other event occurs or any condition exists which, in the exchange’s opinion, makes continued listing on the exchange inadvisable.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common shares held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer be an “emerging growth company” as of the following December 31. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive, there may be a less active trading market for our common shares and our share price may be more volatile. Under the JOBS Act, “emerging growth companies” can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2021, outstanding warrants were exercised to purchase a total of 56,000 common shares for cumulative gross proceeds of CAD $91,900. The warrants exercised were warrants that had been issued in private placements in August 2016, April 2019, and March 2021. We issued these securities without registration under the Securities Act pursuant to the exemption from registration provided by Rule 506 of Regulation D. The warrant holders represented that they qualified as accredited investors and were purchasing for investment.

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

Western is required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K. This required information is included in Exhibit 95 to this report.

Item 6. Exhibits

Exhibit No.	Description

3.1 *	Certificate of Incorporation, as amended
3.2 *	Amended and Restated Bylaws
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95**	Mine Safety Disclosure Exhibit
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed as an exhibit to the Company’s Form 10 registration statement filed on April 29, 2016 and incorporated herein by reference.

**	Previously filed as an exhibit to the Company’s Form 10-K annual report filed on April 15, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM & VANADIUM CORP.

Date: November 22, 2021	By:	/s/ George Glasier
George Glasier
Chief Executive Officer (Principal executive officer)

Date: November 22, 2021	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal financial and accounting officer)