Form 10-K
period 2021-12-31
Western Uranium & Vanadium Corp.
filed 2022-04-15
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

As of June 30, 2021, the aggregate market value of the common shares held by non-affiliates of the registrant was $57,503,108.

As of April 13, 2022, 42,921,644 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM & VANADIUM CORP.

FORM 10-K

i

USE OF NAMES

As used in this Form 10-K annual report, unless the context otherwise requires, the terms “we,” “us,” “our,” “Western” and “WUC”, or the “Company” refer to Western Uranium & Vanadium Corp., an Ontario Canadian corporation, and its subsidiaries.

CURRENCY

The accounts of the Company are reported in U.S. dollars. Unless otherwise specified, all dollar amounts referenced in this Form 10-K annual report and the consolidated financial statements are stated in U.S. dollars.

FORWARD-LOOKING STATEMENTS AND INTRODUCTION

The statements contained in this document that are not purely historical are “forward-looking statements.” Although we believe that the expectations reflected in such forward-looking statements, including those regarding future operations, are reasonable, we can give no assurance that such expectations will prove to be correct.  Forward-looking statements are not guarantees of future performance and they involve various risks and uncertainties.  Forward-looking statements contained in this document include statements regarding our proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, and intentions for the future.  Such forward-looking statements are included under Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under Item 1. “Business,” Item 1A. “Risk Factors” and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this document.

CAUTIONARY NOTE TO INVESTORS CONCERNING DISCLOSURE OF MINERAL RESOURCES & RESERVES

We are deemed to be a U.S. domestic issuer for United States Securities and Exchange Commission (“SEC”) purposes, most of our shareholders are U.S. residents, and we are required to report our financial results under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). However, because we are incorporated in Ontario, Canada and are also listed on the Canadian Securities Exchange, this Annual Report may also contain or incorporate by reference certain disclosure that satisfies the additional requirements of Canadian securities laws that differ from the requirements of U.S. securities laws.

On October 31, 2018, the SEC adopted the Modernization of Property Disclosures for Mining Registrants (the “New Rule”), introducing significant changes to the existing mining disclosure framework to better align it with international industry and regulatory practice, including Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”), a rule developed by the Canadian Securities Administrators (the “CSA”) that establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. The New Rule was codified as 17 CFR Subpart 220.1300 and 229.601(b)(96) (collectively, “S-K 1300”) and replaced SEC Industry Guide 7. Pursuant to the New Rule, issuers are required to comply with S-K 1300 as of their annual reports for the first fiscal year beginning on or after January 1, 2021.

Unless otherwise indicated, the following terms, when used in this Form 10-K annual report, have the meanings given them in S-K 1300. The applicable S-K 1300 definitions are copied below.

S-K 1300 Terms and Definitions:

●	Exploration stage issuer is an issuer that has no material property with mineral reserves disclosed.

●	Exploration stage property is a property that has no mineral reserves disclosed.

●	Feasibility study is a comprehensive technical and economic study of the selected development option for a mineral project, which includes detailed assessments of all applicable modifying factors, as defined in S-K 1300, together with any other relevant operational factors, and detailed financial analyses that are necessary to demonstrate, at the time of reporting, that extraction is economically viable. The results of the study may serve as the basis for a final decision by a proponent or financial institution to proceed with, or finance, the development of the project.

(1) A feasibility study is more comprehensive, and with a higher degree of accuracy, than a pre-feasibility study, as defined in S-K 1300. It must contain mining, infrastructure, and process designs completed with sufficient rigor to serve as the basis for an investment decision or to support project financing.

(2) The confidence level in the results of a feasibility study is higher than the confidence level in the results of a pre-feasibility study. Terms such as full, final, comprehensive, bankable, or definitive feasibility study are equivalent to a feasibility study.

●	Indicated mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

●	Inferred mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

●	Measured mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in S-K 1300, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve, each as defined in S-K 1300.

●	Mineral reserve is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

●	Mineral resource is a concentration or occurrence of material of economic interest in or on the earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

●	Qualified person is an individual who is:

(1) a mineral industry professional with at least five years of relevant experience in the type of mineralization and type of deposit under consideration and in the specific type of activity that person is undertaking on behalf of the registrant; and

(2) an eligible member or licensee in good standing of a recognized professional organization at the time the technical report is prepared. For an organization to be a recognized professional organization, it must:

(i) be either:

(A) an organization recognized within the mining industry as a reputable professional association; or

(B) a board authorized by U.S. federal, state or foreign statute to regulate professionals in the mining, geoscience or related field;

(ii) admit eligible members primarily on the basis of their academic qualifications and experience;

(iii) establish and require compliance with professional standards of competence and ethics;

(iv) require or encourage continuing professional development;

(v) have and apply disciplinary powers, including the power to suspend or expel a member regardless of where the member practices or resides; and

(vi) provide a public list of members in good standing.

GLOSSARY

The following defined technical terms are used in this Annual Report:

●	Area of influence method: Method used to calculate mineral resources that requires construct a polygon around each hole to determine an area of influence for that hole; and then the total volume directly beneath the polygon is assigned the same values as the drill hole from which we constructed the polygon.

●	Assay: The testing of a metal or ore to determine its ingredients and quality.

●	Copper: A red-brown metal, the chemical element of atomic number 29.

●	Crosscut: A horizontal opening driven from a shaft and (or near) right angles to the strike of a vein or other orebody.

●	Drift: A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a crosscut which crosses the rock formation.

●	Environmental Impact Assessment: A multi-step procedure done to evaluate the environmental impacts of mining projects as well as actions that can be taken to mitigate identified impacts. The assessment is prepared under the National Environmental Policy Act for a mineral project.

●	eU3O8: This term refers to equivalent U3O8 grade derived by gamma logging of drill holes.

●	Extraction: The process of physically extracting mineralized material from the ground. Exploration continues during the extraction process and, in many cases, mineralized material is expanded during the life of the extraction activities as the exploration potential of the deposit is realized.

●	Environmental Protection Plan (EPP): a plan submitted by a designated mining operation for approval as part of the operator’s or applicant’s permit for such operation pursuant to rules promulgated by the board for protection of human health or property or the environment in conformance with the duties of operators.

●	Face: The surface/end of a drift, crosscut or stope in which work is taking place/advancing.

●	Formation: A distinct layer of sedimentary or volcanic rock of similar composition.

●	Grade: Quantity or percentage of metal per unit weight of host rock.

●	Host rock: The rock containing a mineral or an ore body.

●	In-situ recovery or ISR: The recovery, by chemical means, of the uranium component of a deposit without the physical extraction of uranium-bearing material from the ground. ISR utilizes injection of appropriate oxidizing chemicals into a uranium-bearing sandstone deposit by injection wells, with the uranium-bearing solution being removed by extraction wells; also referred to as “solution mining.”

●	Mineral: A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

●	Mineralization: A natural occurrence, in rocks or soil, of one or more metal yielding minerals.

●	Mineralized material: Material that contains mineralization (e.g., uranium, vanadium and/or copper) and that is not included in an SEC Reserve as it does not meet all of the criteria for adequate demonstration of economic or legal extraction.

●	NOI: A Notice of Intent, filed by the Company to a regulatory agency as a part of a licensing or permitting action related to a mineral project.

●	Open Pit: Surface mineral extraction in which the mineralized material is extracted from a pit or quarry.

●	Ore: Mineral-bearing rock that can be mined, processed and concentrated profitably under current or immediately foreseeable economic conditions. A company may only refer to reserves (as that term is defined in S-K 1300) as “ore.”

●	Ore body: A mostly solid and fairly continuous mass of in-ground mineralization estimated to be economically mineable.

●	Plan of Operations: Plan for a mineral project prepared in accordance with applicable United States Bureau of Land Management or United States Forest Service regulations.

●	Reclamation: The process by which lands disturbed as a result of mineral extraction activities are modified to support beneficial land use. Reclamation activity may include the removal of buildings, equipment, machinery, and other physical remnants of mining activities, closure of tailings storage facilities, leach pads, and other features, and contouring, covering and re-vegetation of waste rock, and other disturbed areas.

●	Stope: An excavation in a mine from which ore is, or has been excavated.

●	Uranium: a heavy, naturally radioactive, metallic element of atomic number 92. Uranium in its pure form is a heavy metal. Its two principal isotopes are U-238 and U-235, of which U-235 is the necessary component for the nuclear fuel cycle. However, “uranium” used in this Annual Report refers to triuraniumoctoxide, also called “U3O8” and the primary component of “yellowcake,” and is produced from uranium deposits. It is the most actively traded uranium-related commodity.

●	Uranium concentrate: a yellowish to yellow-brownish powder obtained from the chemical processing of uranium-bearing material. Uranium concentrate typically contains 70% to 90% U3O8 by weight. Uranium concentrate is also referred to as “yellowcake.”

●	Vanadium: A naturally occurring element within approximately 65 minerals and fossil fuel deposits. It is essentially the by-product of ores that are mined for other minerals.

●	V2O5: Vanadium pentoxide, or the form of vanadium typically produced at the White Mesa Mill, also called “black flake.”

GLOSSARY OF REGULATORY AGENCIES AND EXCHANGES

●	APCD: Colorado Air Pollution Control Division

●	BLM: The U.S. Bureau of Land Management, an agency of the United States Department of the Interior.

●	DRMS: Colorado Division of Reclamation, Mining and Safety

●	DoC: The U.S. Department of Commerce, an executive department of the federal government.

●	DoE: The U.S. Department of Energy, a cabinet-level department of the United States Government.

●	DEQ: Department of Environmental Quality.

●	DWQ: The Utah Division of Water Quality.

●	EPA: The U.S. Environmental Protection Agency, an independent agency of the United States government.

●	MLRB: Mined Land Reclamation Board of the state of Colorado.

●	MSHA: The Mine Safety and Health Administration, an agency of the U.S. Department of Labor.

●	NRC: The Nuclear Regulatory Commission, an independent agency of the United States government.

●	SEC: The U.S. Securities and Exchange Commission, an independent agency of the United States federal government.

●	WQCD: Colorado Water Quality Control Division

v

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

Furthermore, related to Kinetic Separation in connection with the acquisition of Black Range Minerals Ltd. (“Black Range”), the Company assumed a call option agreement between Black Range and Mr. George Glasier. Prior to the Black Range Transaction, George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $500,000 AUD ($362,794 USD as of December 31, 2021) to Seller within 60 days of the first commercial application of the Kinetic Separation. Western assumed this contingent payment obligation in connection with the Black Range Transaction.

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

Kinetic Separation can be used on legacy uranium stockpiles in the western United States. WUC would kinetically separate these stockpiles, removing 85-90% of the uranium. This is an application through which Kinetic Separation could positively contribute to the “greening of the environment”. According to a study there are approximately 4,225 legacy uranium mines from the 1940-1970 period throughout the Western United States, most of which have waste stockpiles.

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

Western is an exploration stage issuer for purposes of S-K 1300. Under S-K 1300, a mining company like ours can be classified as either an exploration stage issuer, a development stage issuer or a production stage issuer. Exploration stage issuers are companies that are engaged in the search for mineral deposits, which are not in either the development stage or the production stage. In order to be classified as a development stage issuer or a production stage issuer, the Company must have already established mineral reserves. The Company has not established mineral reserves for purposes of S-K 1300.

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

OUR STRATEGY

Our vision is to become a leading uranium and vanadium developer and producer. Our strategy is to build value for shareholders by advancing our projects towards scaled-up production. The increase in vanadium price levels during 2017/2018 increased the relative importance of this resource to the Company. Hence, Western is increasingly able to baseload mine production with vanadium as a co-product. As a result, during 2019 Western implemented a mine re-opening project at the Sunday Mine Complex to identify high-grade vanadium ore, followed by bulk sampling and development drilling. Active mining was conducted and the extracted ore was stockpiled underground in the mines. The project was continued in 2020 as multiple surface infrastructure projects were completed to meet DRMS requirements. Completion of the DRMS prerequisites has enabled the newly mined and stockpiled underground ore to be brought to the surface. Ore pad construction, the last of the surface projects, was completed; however, its final inspection approvals were delayed until May 2020 due to the COVID-19 outbreak. The Company holds an exclusive 25-year license to use Kinetic Separation, a proven technology that we anticipate will improve the efficiency of the mining from Western’s sandstone-hosted ore. The license agreement was entered into on March 17, 2015 and expires on March 16, 2040. There are no remaining license fee obligations and there are no future royalties due under the agreement. The Company has the right to sub-license the technology to third parties. The Company may not sell or assign the Kinetic Separation license; however, it could be transferred in the sale of Western or the subsidiary holding the license.

At any time we may have acquisition or partnering opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and negotiations, and involvement as a bidder in competitive processes.

Capital Raising

On February 16, 2021, the Company closed on a non-brokered private placement of 3,250,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amount to CAD $2,600,000.

Each unit consists of one common share of Western plus one common share purchase warrant of Western. Each warrant entitled the holder to purchase one common share at a price of CAD $1.20 per share for a period of three years following the closing date of the private placement. A total of 3,250,000 common shares and 3,250,000 warrants were issued in the private placement.

On March 1, 2021, the Company closed on a non-brokered private placement of 3,125,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in this private placement amount to CAD $2,500,000.

Each unit consists of one common share plus one common share purchase warrant. Each warrant entitled the holder to purchase one common share at a price of CAD $1.20 per share for a period of three years following the closing date of the private placement. A total of 3,125,000 common shares and 3,125,000 warrants were issued in the private placement.

On December 17, 2021, the Company closed a non-brokered private placement of 372,966 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $596,746.

Each unit consists of one common share plus one common share purchase warrant. Each warrant entitled the holder to purchase one common share at a price of CAD $2.50 per share for a period of three years following the closing date of the private placement. A total of 372,966 common shares and 372,966 warrants were issued in the private placement.

On January 20, 2022, the Company closed a non-brokered private placement of 2,495,575 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $3,992,920.

Each unit consists of one common share plus one common share purchase warrant. Each warrant entitled the holder to purchase one common share at a price of CAD $2.50 per share for a period of three years following the closing date of the private placement. A total of 2,495,575 common shares and 2,495,575 warrants were issued in the private placement.

Uranium/Vanadium Production

Western historically positioned itself for operational flexibility with the goal of beginning production as expeditiously as possible once market conditions for uranium and/or vanadium were favorable. The 2018 vanadium price rally catalyzed the Sunday Mine Complex project. Western reinitiated active mining operations at the Sunday Mine Complex project with its infrastructure and exploratory projects, which culminated in the commencement of production with the mining and stockpiling of the extracted uranium/vanadium ore. The well maintained existing infrastructure from years of previous production allowed the Company to quickly advance the mine to a production ready status. The mining team refocused on surface infrastructure projects required by the DRMS. The impact of COVID-19 delayed a re-start beyond 180 days, thus in October 2020 the Sunday Mine Complex was put back into Temporary Cessation.

During 2020, COVID-19 induced mine closures began a rally in uranium prices. In 2021, catalysts continued to provide positive signals for uranium miners and investors. This catalyzed the ongoing Sunday Mine Complex project which commenced in July 2021. After completion of infrastructure work in this new area of the mine, exploration and development of the GMG ore body was the first project phase. Drifting, continuous high-grade ore was intersected, which led to the mining and underground stockpiling of over 3,000 tons of uranium/vanadium ore during the December 2021 to March 2022 period. At the end of March, the mining contractor engaged by Western decided to retire from contract mining operations. As a result of this decision, Western will take over the mining operations and has acquired a full complement of mining equipment. The equipment is being prepared for operations and upgrades to mine ventilation, support buildings and infrastructure are underway. Further mine development and ore production is expected to resume in early summer after upgrades are completed. Western’s mining team will be expanded to facilitate mine development and full ore production.

Western believes that its mineral resources have a reasonable prospect for economic extraction. However, the Company has not yet completed a preliminary economic assessment under NI 43-101 or a feasibility study or preliminary feasibility study under S-K 1300 that would be needed to establish the existence of proven or probable reserves and has instead allocated that capital to the aforementioned mining operations at the Sunday Mine Complex.

URANIUM MARKET OUTLOOK

World demand for clean, reliable, and affordable electricity is growing. Given the expected construction of nuclear reactors and the expected growth of nuclear energy, we believe that the future for uranium is positive. Further, 2020 production cuts in response to COVID-19 at peak sidelined approximately 50% of annual global uranium production. In the United States implementation of the U.S. Uranium Reserve program and the Biden administration’s emphasis on climate change have the potential to increase U.S. domestic uranium production and create economic pricing levels for U.S. domestic producers. We believe these factors will provide the price levels needed to support the additional production and supply that will be required. Currently, excess (secondary) inventory supplies are being drawn down, and additional primary production is forecast to be needed to fulfill the nuclear fuel requirements of the growing global nuclear reactor fleet.

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

During the Trump Administration, the U.S. government focused on market distortions caused by foreign state-owned enterprises and the economic and geopolitical influence lost by allowing Russia and China to take the lead in nuclear power. In support of the world’s largest nuclear reactor fleet, the U.S. has begun implementing the recommendations of the Nuclear Fuel Working Group (“NFWG”). The NFWG followed the uranium Section 232 investigation. The national strategic uranium reserve was signed into law to stabilize the U.S. nuclear fuel cycle by supporting front-end domestic uranium mining. The U.S. Department of Energy (“DoE”) is establishing program guidelines to initiate purchases of US$75 million of domestic uranium. During August 2021, DOE moved this initiative forward through the dissemination of a Request for Information. On October 13, 2021, Western submitted a response to the Request for Information: Establishment of the Uranium Reserve Program to the DOE’s National Nuclear Security Administration. In January 2022, a summary of comments and responses was released, including next steps which involve following Congressional direction and implementing the program. The Russia/Ukraine war, as discussed later, has highlighted the nuclear fuel supply chain risks and the geopolitical risks of dependence on the direct and indirect sourcing of nuclear fuel from state owned enterprises in Russia and former Soviet republics. This has emphasized the need and triggered increasing calls for the implementation of the Uranium Reserve Program.

Upon taking office, the Biden-Harris Administration team immediately rejoined the Paris Climate Accord and continued its pursuit of climate change solutions. President Biden has reversed a number of pro-fossil fuel energy policies, an approach which is expected to continue as the new administration has given all agencies climate change initiatives and has already started a climate change working group. The Biden-Harris Administration continues to advance a national clean energy standard that includes nuclear across multiple initiatives. U.S. utilities are expected to be required to produce an increasing proportion of electricity generation from clean energy power sources. The administration has introduced the Infrastructure Investment and Jobs Act which contains provisions that are supportive of nuclear power. President Biden attended the United Nations Climate Change Conference (COP26) in Glasgow, Scotland. His administration simultaneously released a proposed plan targeting the reduction of methane emissions. Many of the proposed initiatives from the Climate Summit target reduced utilization of fossil fuels and, if implemented, expand future opportunities for nuclear power generation, given its ability to provide baseload and carbon-free energy. The Biden-Harris Administration is continuing its efforts to move forward a number of stalled spending programs that contain support for the U.S. nuclear industry.

In response to the elimination of price controls implemented at the beginning of 2022, anti-government protests erupted in Kazakhstan in early January. The President’s Cabinet resigned and was replaced, after many arrests and deaths, curfews, and other emergency measures. After a swift crackdown on the unrest, order has largely been restored, and changes have been implemented at multiple government controlled enterprises, including Kazatomprom, the world’s largest uranium miner who is responsible for ~40% of global annual uranium production. At local uranium mines it has been reported that production has not been affected, and the impacts to uranium and uranium equity prices which trended up in early January, reversed in the second half of January. In February, Russia invaded Ukraine commencing a war between the two countries. Russia is a major global energy supplier and both countries are top ten uranium producers and Russia is a global leader in nuclear fuel services. Thus, these actions caused a surge in energy prices initially in oil and gas. On the day prior to the invasion, the spot price of uranium was $43.63/lbs and at the end of March it had increased to $58.25/lbs. Russia has been the target of unprecedented economic sanctions which have created bottlenecks of Russian exports, including nuclear fuel. In spite of a large global dependence, nuclear fuel purchasers are continuing to diversify away from Russian nuclear fuel. There remains a very real possibility of a sanction or counter-sanction terminating the flow of nuclear fuel from Russia to North America.

Uranium inventories have declined significantly during the last two years. During 2020, this was caused by COVID-19 induced mine suspensions. During 2021, financial buyers further depleted uranium inventories. Existing and new nuclear technologies are receiving unprecedented support on a global basis, as a baseload electricity source with zero carbon emissions, thus expanding future nuclear fuel demand.

The Sprott Physical Uranium Trust (U.UN) (the “Trust”) took over the former Uranium Participation Corp. (U.TO) and launched an at-the-market program (ATM) on August 17, 2021 to raise capital for the closed-ended trust. Since the inception of the ATM program, the Trust has bought significant quantities of uranium contributing to the increase in spot prices. It is anticipated that a Sprott U.S. vehicle will receive New York Stock Exchange (NYSE) approval and be made available for investment during 2022. It is also likely that a comparable physical uranium holding vehicle will be launched in affiliation with Kazatomprom, the world’s largest uranium miner.

A uranium global supply/demand imbalance had been projected by analysts to impact uranium prices in coming years. In 2020 COVID-19 induced mine closures and in 2021 Sprott Physical Uranium Trust began purchasing uranium, underscoring the imbalance. Both of these catalysts have depleted excess inventories and accelerated the timing of the supply/demand impact. The nuclear industry is benefiting from many market and governmental catalysts raising investor expectations. Investors have become well aware of constrained global uranium supplies, improved uranium demand fundamentals, the increasing pace of nuclear technology innovations, and the global push for climate change solutions. However, in 2022 the Russian invasion of Ukraine has quickly driven the uranium market strongly upward due to Russia’s dominant market position in the nuclear fuel cycle. Sanctions, phase-outs, and embargoes are being considered by many countries, while the Russian Federation has considered export bans. Any of these actions would fundamentally alter the dynamics of the nuclear fuel market as utilities shift buying away from Russia.

OVERVIEW OF THE URANIUM INDUSTRY

The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. The global nuclear and uranium mining industries continue to benefit from the convergence of multiple trends and increased public, political and government support due to coming new technologies, climate change initiatives, and energy crisis shortages. These are resulting in extensions to operating lives, a large number of nuclear reactors under construction, new builds, investments in next generation nuclear technology, and in Japan, increased urgency to re-start the nuclear reactor fleet.

The uranium market has historically been highly cyclical. In the prior bull market, spot prices rose from $21 per pound in January 2005 to a high of $136 per pound in June 2007 in anticipation of sharply higher projected demand as a result of a resurgence in nuclear power and the depletion of secondary supplies. Secondary supplies are inventories of uranium not publicly available for sale, which are primarily held by utility companies and governments. The sharp price increase was driven in part by high levels of buying by utility companies, which resulted in most utilities covering their requirements through 2009. A decrease in near-term utility demand coupled with rising levels of supplies from producers and traders led to downward pressure on uranium prices beginning in the third quarter of 2007. A rebound in uranium prices in conjunction with a recovery in commodities in 2010 was curtailed by the Fukushima disaster in Japan.

Since the Fukushima disaster in 2011, uranium spot prices entered a steady decline until June 2014, when they rebounded slightly and peaked again in March 2015 at $39 per pound. After that peak, prices again began to fall steadily, reaching their lowest point of $18 per pound in November 2016. Prior to COVID-19, annual uranium production was at its lowest in over a decade, creating a global supply deficit where production was only about two-thirds of consumption. In May 2020, after COVID-19 related production shutdowns, spot prices hit a $34 per pound price before declining to close the year at $30 per pound. During 2021, market participation by the Sprott Physical Uranium Trust and other secondary market uranium buyers caused prices to rise to $42.05 per pound at December 31, 2021. Uranium prices held these levels until Russia’s invasion of Ukraine caused uranium markets to surge. Prior to the invasion on February 24, 2022, uranium spot prices were in the $43 per pound range and recently closed at over $63 per pound; an increase of ~$20 per pound and an 11-year high.

Based upon these pricing factors specific to the uranium industry, we foresee a uranium pricing environment which in the coming years will allow Western to initiate full-scale production in its best properties.

Vanadium

With the exception of the Hansen/Taylor Deposit, most of the Company’s mining assets, including the Sunday Mine Complex, contain vanadium either as a stand-alone product or a co-product to uranium.

Conventional and new vanadium applications include steelmaking, aerospace, stationary energy storage, batteries, and chemicals.

When a very small amount of vanadium is added to steel, the hardening effect greatly increases its strength. And while steelmaking accounts for roughly 90% of all vanadium currently consumed, it’s estimated that vanadium is only used in about 9% of all steels today. After steelmaking, the second largest market for vanadium is that of catalysts and chemical applications. A significant new source of demand for vanadium is from vanadium redox flow batteries (VRFB) as their adaptation grows with the stationary storage market.

In 2018 there was structural change in the vanadium markets that caused prices to spike. China, the largest vanadium producer in the world, had supply disrupted by environmental monitoring and rules while domestic demand was increasing. China, which had been a net vanadium exporter, flipped and became a net vanadium importer. On the demand side, China announced a new high strength rebar standard to increase earthquake resistance in February 2018 that became effective on November 1, 2018. On the supply side, in its efforts to fight pollution, Chinese environmental inspections resulted in the closing of dirty processes in which vanadium was recovered as a byproduct. These policy changes caused a shortage and led to a surge in vanadium prices to all-time highs during the fourth quarter of 2018. Vanadium closed on December 31, 2018 at $23.15, but owing to a Chinese extension in the implementation of the new rebar standard, prices plunged to close on December 31, 2019 at $5.25. Notably, the substantial price appreciation in vanadium delayed the adaptation of VRFB applications as these batteries were no longer considered to be cost competitive.

A Section 232 National Security Investigation of Imports of Vanadium was undertaken by the U.S. Department of Commerce (“DoC”) during 2020 and submitted to President Biden on February 22, 2021. The President had 90 days to decide if he concurred with the findings and recommendations and determine whether to take an action to mitigate the impairment of national security. No action was taken.

The vanadium market price was $8.70 per pound as of December 31, 2021, which was an increase from the December 31, 2020 price of $7.10 per pound. In the first quarter of 2022, vanadium prices rallied with commodities closing at $12.10 on March 31, 2022.

COMPETITION

There is global competition for uranium/vanadium properties, ore processing mills, capital, customers and the employment and retention of qualified personnel. We compete with multiple exploration companies for all of these things. In the production and marketing of uranium and vanadium, there are a number of producing entities globally, some of which are government controlled and several of which are significantly larger and better capitalized than we are. Several of these organizations also have substantially greater financial, technical, manufacturing and distribution resources than we have.

Our future uranium production may also compete with uranium from secondary supplies, including the sale of uranium inventory held by the DoE. At the current time, DoE uranium sales have been suspended. In addition, there are numerous entities in the market that compete with us for properties and operate in-situ recovery (“ISR”) facilities.

In the event that there is not a buying program in place for uranium/vanadium ore, the Company would need to arrange with a third party for conventional milling services. Because the number of mills permitted for processing of uranium and vanadium is very limited, it may be difficult for us to gain access to a mill on favorable terms, or at all. This could result in increased costs and/or significant delays in, interruption of, or cessation of the Company’s business activities. The practice of selling uranium/vanadium ore without first processing into yellowcake (U3O8) or Vanadium Pentoxide (V2O5) would likely generate lower revenues.

If we are unable to successfully compete for properties, mills, capital, customers or employees or with alternative uranium sources, it could delay or prevent us from achieving our business objectives and could have a material adverse effect on our financial condition and results of operations.

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

ENVIRONMENTAL CONSIDERATIONS AND PERMITTING

United States

Uranium extraction is regulated by the federal government, states and, in some cases, by Native American tribes. Compliance with such regulation has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been related to obtaining licenses and permits from federal and state agencies before the commencement of production activities. The environmental regulatory requirements for the ISR industry are well established. Many ISR projects have gone a full life cycle without any significant environmental impact. However, the process can make environmental permitting difficult and timing unpredictable. Western does not plan to utilize an ISR mining process on its properties.

Mining Permits are disclosed on a per mine basis in the “Properties” section, below.

Reclamation and Restoration Costs and Bonding Requirements

At the conclusion of conventional mining, a site is decommissioned and reclaimed. Reclamation involves removing evidence of surface disturbance. The reclamation liabilities of the U.S. mines are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities at December 31, 2021 of the mineral properties to be approximately $740,446.

The Company is required by State regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has provided performance bonds issued for the benefit of the Company in the amount of $740,446 to satisfy such regulatory requirements.

EMPLOYEES

As of December 31, 2021, we had six full-time employees and one part-time employee.

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

The Company has incurred continuing losses from its operations and negative operating cash flows from operations, and as of December 31, 2021, the Company had an accumulated deficit of $13,161,496 and working capital of $4,492,169.

The Company’s ability to continue its planned operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financings, to secure regulatory approval to fully utilize its Kinetic Separation technology and to initiate the processing of ore to generate operating cash flows.

If we cannot access additional sources of private or public capital, partner with another company that has cash resources and/or find other means of generating revenue other than uranium or vanadium sales, we may not be able to fully realize our planned operations.

Until we can produce and sell sufficient amounts of uranium and/or vanadium, we will have no way to generate adequate cash inflows except by monetizing certain of our assets, partnering with third parties that are better financed or obtaining additional financing of our own. We can provide no assurance that our properties will produce saleable production or that we will be able to continue to find, develop, acquire and finance additional mineral resources. If we cannot monetize certain existing assets, partner with another company that has cash resources, find other means of generating revenue other than uranium or vanadium production and/or access additional sources of private or public capital, we may not be able to remain in business and our shareholders may lose their entire investment.

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

Evaluating our future performance may be difficult since we have a limited financial and operating history, with significant negative cash flow and an accumulated deficit to date. Furthermore, there is no assurance that we will be successful in securing additional sources of capital sufficient to support our planned operations. As such, substantial doubt exists as to whether our cash resources and working capital will be sufficient to fund our planned operations over the next twelve months. Our long-term success will depend ultimately on our ability to raise additional capital, to achieve and maintain operational profitability and to develop positive cash flows from our mining activities.

As more fully described within this annual report, we acquired our first mineral properties in November of 2014. To date, we have been acquiring additional mineral properties and raising capital. We hold uranium projects in various stages of exploration in the states of Colorado and Utah.

As more fully described under “Liquidity and Capital Resources” of Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations”, we have a history of significant negative cash flows and net losses, with an accumulated deficit balance of $13.2 million and $11.1 million at December 31, 2021 and 2020, respectively. We have been reliant on royalty revenues and equity financings from the sale of our common shares in order to fund our operations. We do not expect to achieve profitability or develop positive cash flows from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flows and net losses to date, it may be difficult to evaluate our future performance.

At December 31, 2021 and 2020, we had working capital of $4,492,169 and $162,375, respectively. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing. However, there is no assurance that we will be successful in securing any form of additional financing in the future; therefore, substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable the Company to continue its operations over the next twelve months. The consolidated financial statements for the two years ended December 31, 2021were prepared assuming that the Company would continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our reliance on equity and debt financings is expected to continue for the foreseeable future. The availability of such funds whenever such additional financing is required, will be dependent on many factors beyond our control, including, but not limited to, the market price of uranium, the continuing public support of nuclear power as a viable source of electricity generation, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets. We may also be required to seek other forms of financing, such as asset divestitures or joint venture arrangements to continue advancing our uranium projects, which would depend entirely on finding a suitable third party willing to enter into such an arrangement, typically involving an assignment of a percentage interest in the mineral project.

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

Our operations are capital intensive, and we will require significant additional financing to continue production at the Sunday Mine Complex, continue exploration and begin pre-extraction activities on our other existing uranium/vanadium projects, and acquire additional uranium/vanadium projects.

Our operations are capital intensive and future capital expenditures are expected to be substantial. We will require significant additional financing to fund our operations, including continuing production at the Sunday Mine Complex, continuing exploration on our other existing projects and beginning pre-extraction activities on those projects, which include assaying, drilling, geological and geochemical analysis and mine construction costs, and acquiring additional uranium/vanadium projects. In the absence of such additional financing, we would not be able to fund our operations, which may result in delays, curtailment or abandonment of any one or all of our uranium projects.

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

Uranium/vanadium exploration and pre-extraction programs and mining activities are inherently subject to numerous significant risks and uncertainties, many beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) unusual or unexpected geological formations; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) industrial accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) availability of contractors and labor; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials, equipment and milling facilities; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations. These risks and uncertainties could result in delays, reductions or stoppages in our mining activities; increased capital and/or extraction costs; damage to, or destruction of, our mineral projects, extraction facilities or other properties; personal injuries; environmental damage; monetary losses; and legal claims.

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

We have established the existence of mineralized materials on our uranium properties. However, we have not established any measured, indicated or inferred mineral resources or any proven or probable reserves through the completion of a feasibility study for any of our uranium properties and we have no current plans to seek to do so, as it would not serve a business purpose at the present time. Furthermore, we have no current plans to establish proven or probable reserves for any of our uranium properties as it doesn’t serve a business purpose at the present time.

Because the number of mills permitted for processing of uranium and vanadium is very limited, it may be difficult for us to gain access to a mill on favorable terms, or at all, and this could negatively affect our ability to do business.

In the event that there is not a buying program in place for uranium/vanadium ore, the Company would need to arrange with a third party for conventional milling services. Because the number of mills permitted for processing of uranium and vanadium is very limited, it may be difficult for us to gain access to a mill on favorable terms, or at all. This could result in increased costs and/or significant delays in, interruption of, or cessation of the Company’s business activities. The practice of selling uranium/vanadium ore without first processing into yellowcake (U3O8) or Vanadium Pentoxide (V2O5) would likely generate lower revenues.

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

There is global competition for uranium/vanadium properties, ore processing mills, capital, customers and the employment and retention of qualified personnel. In the production and marketing of uranium and vanadium, there are a number of producing entities, some of which are government controlled and all of which are significantly larger and better capitalized than we are. Many of these organizations also have substantially greater financial, technical, manufacturing and distribution resources than we have.

Our uranium production also competes with uranium recovered from the de-enrichment of highly enriched uranium obtained from the dismantling of United States and Russian nuclear weapons and imports to the United States of uranium from the former Soviet Union and from the sale of uranium inventory held by the DoE. In addition, there are numerous entities in the market that compete with us for properties and mills and are attempting to become licensed to operate ISR and/or underground mining facilities. If we are unable to successfully compete for properties, mills, capital, customers or employees or with alternative uranium sources, it could have a materially adverse effect on our results of operations.

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

Our business and mineral exploration programs depend upon our ability to employ the services of geologists, engineers and other experts. In operating our business and in order to continue our programs, we compete for the services of professionals with other mineral exploration companies and businesses. Our ability to maintain and expand our business and continue our exploration programs may be impaired if we are unable to continue to employ or engage those parties currently providing services and expertise to us or identify and engage other qualified personnel to do so in their place. To retain key personnel, we may face increased compensation costs, including potential new stock incentive grants and there can be no assurance that the incentive measures we implement will be successful in helping us retain our key personnel.

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

Our business, financial condition and results of operations may be negatively affected by economic and other consequences from Russia’s military action against Ukraine and the international sanctions imposed in response to that action.

In late February 2022, Russia launched a large-scale military attack on Ukraine. The invasion significantly amplified already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West, including the United States. In response to the military action by Russia, various countries, including the United States, the United Kingdom and European Union issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, or SWIFT, the electronic banking network that connects banks globally; a ban of oil imports from Russia to the United States; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Additional sanctions have been and may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact, among other things, the Russian economy and various sectors of the economy, including but not limited to, financial, energy, metals and mining, engineering and defense and defense-related materials sectors; result in a decline in the value and liquidity of Russian securities; result in boycotts, tariffs, and purchasing and financing restrictions on Russia’s government, companies and certain individuals; weaken the value of the ruble; downgrade the country’s credit rating; freeze Russian securities and/or funds invested in prohibited assets and impair the ability to trade in Russian securities and/or other assets; and have other adverse consequences on the Russian government, economy, companies and region. Further, several large corporations and U.S. states have announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses.

The ramifications of the hostilities and sanctions may not be limited to Russia, Ukraine and Russian and Ukrainian companies and may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia and Ukraine) and on various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility and cause severe negative effects on regional and global economic markets, industries, and companies. In addition, Russia may take retaliatory actions and other countermeasures, including cyberattacks and espionage against other countries and companies around the world, which may negatively impact such countries and companies.

The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted.

While we expect any direct impacts to our business to be limited, the indirect impacts on the economy and on the mining industry and other industries in general could negatively affect our business and may make it more difficult for us to raise equity or debt financing.

In addition, the impact of other current macro-economic factors on our business, which may be exacerbated by the war in Ukraine – including inflation, supply chain constraints and geopolitical events – is uncertain.

The COVID-19 coronavirus could adversely impact our business, including our mine development plans.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States. As the COVID-19 coronavirus continues to spread in the United States, we may experience disruptions that could severely impact our business, including:

●	interruption of key mining activities due to limitations on travel, gathering, or business operations imposed or recommended by federal or state governments, employers and others.

●	limitations in employee resources, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

●	delays in financial reporting and filings due to the impact of mitigation efforts on staff and service providers

●	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which mining is conducted, which may result in unexpected costs.

●	delays in necessary interactions with regulators and other important agencies and contractors due to limitations in employee resources or new procedures due to limitations imposed by COVID-19.

●	reduction in the global demand for uranium and/or vanadium due to reduced primary applications of uranium (nuclear power generation) and vanadium (steelmaking).

●	COVID-19 restrictions could cause a decline in energy consumption or indirectly reduced oil prices could lessen the demand for nuclear power.

●	COVID-19 previously caused uranium mine closures that have taken substantial uranium supply offline and increased the spot price of uranium to date during this crisis, there is no guarantee that this relationship will continue as the COVID-19 crisis is ongoing and the dynamic of the mine closure/spot price relationship may change.

The global outbreak of the COVID-19 coronavirus continues to evolve. The extent to which the COVID-19 coronavirus and its subvariants may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Risks Related to Our Stock

If we are unable to raise additional capital, our business may fail and shareholders may lose their entire investment.

We had $880,821 and $565,250 in cash at December 31, 2021 and 2020, respectively. There can be no assurance that we will be able to obtain additional capital after we exhaust our current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing shareholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

If additional capital is not available in sufficient amounts or on a timely basis, we will experience liquidity problems, and we could face the need to significantly curtail current operations, change our planned business strategies and pursue other remedial measures. Any curtailment of business operations would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail, causing our shareholders to lose their entire investment.

Shareholders could be diluted if we were to use common shares to raise capital.

We may need to seek additional capital to carry our business plan. This financing could involve one or more types of securities including common shares, convertible debt or warrants to acquire common shares. These securities could be issued at or below the then prevailing market price for our common shares. Any issuance of additional common shares could be dilutive to existing shareholders and could adversely affect the market price of our common shares.

The Company’s common shares may at times be traded in low volumes, which may negatively affect your ability to sell shares.

The Company’s common shares may trade at times in low volumes on both the CSE and OTCQX, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small. This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who can generate or influence sales volume, and that even if we came to the attention of such institutionally oriented persons, they tend to be risk-averse in this environment and would be reluctant to follow an early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more advanced and viable. As a consequence, there may be periods of several days or more when trading activity in the Company’s shares is minimal, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. The Company cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained.  Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.  Further, certain institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market.  These factors may have an adverse impact on the trading and price of our securities and could result in the loss by investors of all or part of their investment.

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

We have never paid or declared any dividends on our common shares or preferred stock. Likewise, we do not anticipate paying dividends or distributions on our common shares. Any future dividends on common shares will be declared, if at all, at the discretion of our board of directors and will depend, among other things, on our earnings, our financial requirements for future operations and growth, and other facts as we may then deem appropriate.

Our Chief Executive Officer is our largest shareholder, and as a result he may be able to exert control over us and may have actual or potential interests that may diverge from yours.

George Glasier, our CEO, beneficially owns, in the aggregate, about 12.1% of our common shares. As a result, Mr. Glasier might be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company and may affect the market price of our stock.

Furthermore, Mr. Glasier may have interests that diverge from those of other holders of our common shares. As a result, Mr. Glasier may vote the shares he owns or controls or otherwise cause us to take actions that may conflict with your best interests as a shareholder, which could adversely affect our results of operations and the trading price of our common shares. Through this control, Mr. Glasier can exert influence over our management, affairs and all matters requiring shareholder approval, including the approval of significant corporate transactions, a sale of our company, decisions about our capital structure and the composition of our board of directors.

Risks Related to Our Regulatory Environment

The SEC’s adoption of the “Modernization of Property Disclosures for Mining Registrants,” as codified in S-K 1300, has created new disclosure requirements for mineral reserves and mineral resources that create some ambiguity for issuers required to comply with both the requirements of S-K 1300 and NI 43-101 and may result in increased compliance costs.

SEC Industry Guide 7 has been rescinded and replaced by S-K 1300, which requires that we disclose specific information related to our material mining operations, including with particularity any mineral resources and mineral reserves. Although we have established the existence of mineralized materials on our uranium properties, we have not established any measured mineral resources or any proven or probable reserves through the completion of a feasibility study for any of our uranium properties and we have no current plans to seek to do so, as it would not serve a business purpose at the present time. Nevertheless, if in the future we were to seek to identify any measured mineral resources or to establish any proven or probable reserves, we would be required to provide disclosure in that regard under both S-K 1300 and NI 43-101. While S-K 1300 is substantively similar to NI 43-101 (with the primary difference being NI 43-101’s required format, a matter on which S-K 1300 is silent), S-K 1300 is potentially subject to unknown interpretations, which could require the Company to incur substantial costs associated with compliance. We cannot predict the nature of any future enforcement, interpretation, or application of S-K 1300. Any further revisions to, or interpretations of, S-K 1300 or NI 43-101 could result our company incurring unforeseen costs associated with compliance with both of those disclosure regimes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Company headquarters is maintained through a lease at 330 Bay Street, Suite 1400, Toronto, Ontario, Canada M5H 2S8.

An operations facility is rented at 31617 Hwy 90 Road, Nucla, Colorado, USA 81424 which houses the Kinetic Separation units and an office.

The diagram below illustrates the location of the Company’s properties:

1.	Sunday Mine Complex

2.	San Rafael

3.	Sage

4.	Dunn

5.	Van 4

6.	Hansen/Taylor Ranch

7.	Bullen Property (Weld County)

Overview

Western Uranium & Vanadium Corp is engaged in the business of exploring, developing, mining and production from its uranium and vanadium resource properties.

On September 16, 2015, in connection with the Black Range Transaction, the Company acquired additional mineral properties. The mining assets acquired through Black Range included assets in the states of Colorado, Wyoming, and Alaska. None of these mining assets are operational at this time. As these properties have not formally established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of December 31, 2021, include:

●	San Rafael Uranium Project located in Emery County, Utah

●	The Sunday Mine Complex located in western San Miguel County, Colorado

●	The Van 4 Mine located in western Montrose County, Colorado

●	The Sage Mine project located in San Juan County, Utah and San Miguel County, Colorado

●	Dunn Project located in San Juan County, Utah.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of December 31, 2021, include:

●	Hansen, North Hansen, High Park, and Hansen Picnic Tree, located in Fremont and Teller Counties, Colorado

●	The Keota Uranium project acreage located in Weld County, Colorado

●	Ferris Haggerty located in Carbon County, Wyoming

The Company has a 100% interest in all of these properties except for the Hansen/Taylor Ranch, of which the company owns 49%.

Although we have established the existence of mineralized materials on our uranium properties, we have not established any measured, indicated or inferred mineral resources or any proven or probable reserves through the completion of a feasibility study for any of our uranium properties and we have no current plans to seek to do so, as it would not serve a business purpose at the present time.

The near term plan for the Company’s resources is to initially mine at the Sunday Complex. The Sunday Mine Complex is an advanced stage property with a significant drilling and production history. Mining and drilling occurred contemporaneously from the 1950’s through the mid 1980’s. From the 1980’s to the present, mining and drilling occurred only sporadically, typically when uranium or vanadium prices were high. The last previous mining interval was from 2006 to 2009. Based on the available records, only in 2009 did any surface drilling take place since mid-1980. Past operators have generated abundant geologic and mining data, and there are open faces underground that show mineralized zones. Near term exploration is not needed because the underground infrastructure has been already developed.

Mining Properties

Set forth below are details regarding our mining properties operated by us, which have been prepared in accordance with the requirements of S-K 1300.

1. Sunday Mines Complex

The Property

The Sunday Mine Complex is located in western San Miguel County and is part of the Uravan Mineral Belt. The property is situated 25 miles north of Dove Creek, Colorado, on the north flank of Disappointment Valley and portions of Big Gypsum Valley. Energy Fuels Resources (USA) Inc. (“EFR”) acquired the property in June 2012 from Denison Mines Corp. The complex consists of five individual mines with mine workings located along a two mile stretch of the southern side of Big Gypsum Valley, with underground workings extending generally south, with associated vents and surface facilities. The mines are, from east to west: Sunday, Carnation, Saint Jude, West Sunday, and Topaz. The mines were previously actively mined from 2007 to 2009, by a prior owner. In 2017, the mines were re-opening for a project involving exploration, development, and mining.

The property consists of 221 unpatented claims on public land managed by the U.S. Bureau of Land Management (“BLM”) Tres Rios Field Office, covering approximately 3,800 acres. The area covers parts of sections 10, 13, 14, 15, 23, 24, and 26 T44N R18W, and sections 18, 19, 20, and 30 T44N R17W. Total annual BLM claim maintenance fees are approximately $34,255 due September 1st each year. The property has access to grid power and has a natural underground source of water due to an aquifer. As a mine that has produced in the recent past, the Sunday Mine Complex has a robust infrastructure. The roads are all-weather, electric power is grid-tied, surface facility structures that meet Colorado State standards exist, and water is present. During 2019, a mine re-opening project was implemented at the Sunday Mine Complex to identify high-grade vanadium ore, followed by bulk sampling and development drilling. Active mining was conducted and the extracted ore was stock piled underground in the mine. Each of the five associated mining permits are in Temporary Cessation status.

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

Anthony R. Adkins, P. Geol., LLC was commissioned by the Company to prepare a technical report compliant with NI 43-101 on the Sunday Mine Complex Uranium (SMC) Project (the “Sunday Mine Report”). The Sunday Mine Report was finalized on July 7, 2015 and filed on sedar.com on July 16, 2015.

The Sunday Mine Report is an historic estimate of measured and indicated resources (not reserves) under NI 43-101. However, the Company is not treating the historical estimate as current mineral resources, and S-K 1300 does not permit such historic estimates to be disclosed in Form 10-K annual reports.

There is no more recent data available on the Sunday Mine Complex project resource than that of the Sunday Mine Report. In order to disclose a resource estimate as current, the Company would need to engage a qualified person (as defined under 43-101 and S-K 1300) to, among other things, take account of any exploration or other work on the Sunday Mine Complex since the date of the historical estimate and produce a technical report compliant with NI 43-101 and a feasibility study compliant with S-K 1300. The Company currently does not intend to commission such a technical report or feasibility study.

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

Restoration and Reclamation

Each of the mines are permitted separately with the DRMS and are considered to be in temporary cessation status. The mines and their permitted acres and financial warranties are, from east to west, the Sunday (60 acres, $330,242), Carnation (9.8 acres, $40,245), Saint Jude (9.8 acres, $69,828), West Sunday (12.1 acres, $85,036), and Topaz (30 acres, $99,893).

Permitting Status

The air permits for the site are currently being renewed with APCD. A Stormwater permit is in place with the WQCD and a Stormwater Management Plan is in effect. However, a mine water treatment plant will need to be permitted for treating mine water, as there is currently 55 million gallons of water in the lower portion of the mine where most of the remaining resource is located. This will require a discharge permit with the WQCD and revisions to the Plan of Operations, EPP, and one of the DRMS mine permits. Special Use Permits are also in place with San Miguel County, which mainly address road maintenance and transportation issues with some limitations in effect on when and how many trucks may be used for ore haulage to the mill. On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations to Western for the Sunday Mine Complex. At issue is the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine, with very different facts that is retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. A permit hearing was scheduled for October 21, 2020 to determine temporary cessation status. In a unanimous vote, the MLRB approved temporary cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 10, 2020, the MLRB issued a board order which finalized the findings of the October 21, 2020 permit hearing. On November 6, 2020, the MLRB signed an order placing the five Sunday Mine Complex mine permits into Temporary Cessation. On November 12, 2020, a coalition of environmental groups (the “Plaintiffs”) filed a complaint against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz Mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz Mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiff in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz Mine permit. The MLRB and the Company were to respond with an answer brief within 35 days on or before June 9, 2021, but instead sought a settlement. The judicial review process was delayed as extensions were put in place until August 20, 2021. A settlement was not reached and the MLRB and the Company submitted answer briefs on August 20, 2021. The Plaintiff submitted a reply brief on September 10, 2021. On March 1, 2022, the Denver District Court reversed the MLRB’s orders regarding the Topaz Mine and remanded the case back to MLRB for further proceedings consistent with its order. The decision by the District Court has an appeal window of 49 days. The Company is also working toward the completion of an updated Topaz mine Plan of Operations which is a separate federal requirement of the BLM for the conduct of mining activities on federal land.

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

The San Rafael Uranium Project is currently being held as a property that is exploratory in nature with no identified reserves. Exploration and mining plans have not been prepared for the project. The Company has not yet undertaken any development work at the property. Power and water sources have not yet been formally assessed.

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

In addition to Conoco, Pioneer Uravan, and Atlas Minerals, the US Atomic Energy Commission (AEC) and other companies (Union Carbide, Energy Fuels Nuclear, and others) conducted exploration drilling and mining in the area. Some of these companies performed historic resource estimates on the Deep Gold deposits, but they are not considered compliant with NI 43-101 standards.

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

The Tidwell Mineral Belt and the San Rafael Uranium District have been the sites of considerable historic exploration drilling and production, with over 4 million pounds of uranium and 5.4 million pounds of vanadium produced. Production from the Snow, immediately up dip of the Deep Gold deposit, which produced for nine years, starting in March 1973 and ending in January, 1982 consisted of 650,292 pounds of U3O8contained in 173,330 tons of material at an average grade of 0.188% U3O8(Wilbanks, 1982).

O. Jay Gatten, P. Geol., LLC was commissioned by the Company to prepare an independent technical report compliant with NI 43-101 on the San Rafael Uranium Project (including the: Deep Gold Uranium Deposit and the Down Yonder Uranium Deposit) (the “San Rafael Report”). The San Rafael Report was finalized on November 19, 2014 and filed on sedar.com on November 20, 2015.

The San Rafael Report is an historic estimate of indicated and inferred uranium resources (not measured resources or reserves) under NI 43-101. However, the Company is not treating the historical estimate as current mineral resources, and S-K 1300 does not permit such historic estimates to be disclosed in Form 10-K annual reports.

There is no more recent data available on the San Rafael Uranium Project property than that of the San Rafael Report. In order to disclose a resource estimate as current, the Company would need to engage a qualified person (as defined under 43-101 and S-K 1300) to produce a technical report compliant with NI 43-101 and a feasibility study compliant with S-K 1300. The Company currently does not intend to commission such a technical report or feasibility study.

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

History

The property includes the historic producing Sage Mine and boarders the famous Deremo Mine and the Calliham Mine (combined historic production of over 8 million lbs. U3O8and 70 million lbs. V2O5). The uranium-vanadium deposits occur in the upper and middle sandstones of the Salt Wash Member of the Morrison Formation.

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

Prior to the Company’s acquisition of the Sage Mine property, Energy Fuels, Colorado Plateau Partners (a Joint Venture between Energy Fuels and Lynx-Royal) completed a NI 43-101 technical report on the Sage Plain Project (Technical Report on Colorado Plateau Partners LLC (Energy Fuel Resources Corporation/Lynx-Royal JV) Sage Plain Project, San Juan County, Utah and San Miguel County, Colorado by Douglas C. Peters, Certified Professional Geologist, Peters Geosciences Golden, Colorado December 16, 2011) (the “Sage Mine Energy Fuels Report”).

The Sage Mine Energy Fuels Report resource is an historic estimate of mineral resources (not reserves) under NI 43-101. The Company is not treating the historical estimate as current mineral resources, and S-K 1300 does not permit such historic estimates to be disclosed in Form 10-K annual reports.

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

There is no more recent data available on the Sage Mine project resource than that of the Sage Mine Energy Fuels Report. In order to disclose a resource estimate as current, the Company would need to engage a qualified person (as defined under 43-101 and S-K 1300) to produce a technical report compliant with NI 43-101 and a feasibility study compliant with S-K 1300. The Company currently does not intend to commission such a technical report or feasibility study.

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

Permitting Status

Although the mine is permitted (S/037/0058) and bonded ($40,124) for reclamation it is not permitted for mining. Because of its location on BLM managed land, an Environmental Impact Assessment will need to be prepared for the site by a third-party contractor once a Plan of Operations is submitted for the mine operation. An amendment to the Small Mine Reclamation NOI will also be needed with Utah Division of Oil Gas and Mining to allow for mine expansion.

Existing permits include:

Small Mine Reclamation permit with the Utah Division of Oil Gas and Mining.

Basis of Disclosure

The scientific and technical information provided in this Form 10-K on the Sage Mine, as well all data and exploration information reported in this Form 10-K on the Sage Mine, is based on the information reported in the Sage Mine Energy Fuels Report.

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

In July 2013, Energy Fuels Resources acquired the Dunn Mine property from American Strategic Minerals Corporation and Kyle Kimmerle.

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

The MLRB and the Colorado Attorney General advised Western that it will not make an additional appeal of the ruling. Further, the time period for an appeal has passed. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 Mine into reclamation. On January 22, 2020, the MLRB held a hearing and on March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, revoking the permit and ordered commencement of final reclamation, which must be completed within five (5) years. The Company commenced reclamation of the Van 4 Mine but progress has been delayed both by COVID-19 restrictions and countywide fire and open flame restrictions. The reclamation cost is fully covered by the reclamation bonds posted with the state of Colorado. Our mining operations team has made significant progress on the reclamation as all surface structures have been disassembled and removed with the exception of the head frame.

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

Project Geology

The uranium-vanadium deposits occur in the upper and middle sandstones of the Salt Wash Member of the Morrison Formation. Deposits in this part of the Uravan Mineral Belt have a moderate V2O5: U3O8ratio. The Company is in possession of much historic mine and drill data (former Union Carbide/Umetco property), as well as up-to-date mine maps. Denison drilled most recently (summer 2008) 21 wide-spaced exploration holes in sections 27 and 34. All have been reclaimed and the permit terminated.

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

6. Hansen/Taylor Ranch

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

Prior to the Hansen/Taylor Project being acquired by WUC, a mineral resource for the Hansen/Taylor Ranch Project for Black Range Minerals Limited. Black Range Reported a JORC compliant indicated uranium resources. This historic resource estimate was originally reported to Black Range Minerals Limited by Tetra Tech in four resource memos (collectively, the “Tetra Tech Reports”): 1) High Park Kriging Resources – Taylor Ranch Uranium Project, April 25, 2008; 2) North Hansen, Boyer Kriging Resources – Taylor Ranch Uranium Project, April 29, 2009; 3) Technical Memorandum – Boyer, Hansen and Picnic Tree Area Kriging Resources – Taylor Ranch Uranium Project, August 24, 2009; and 4) Technical Memorandum – Boyer, Hansen and Picnic Tree Area Kriging Resources – Taylor Ranch Uranium Project (Updated 2010), August 12, 2010. These memos were originally prepared by Rex Bryan of Tetra Tech, a qualified person under NI 43-101. The results reported in the Tetra Tech Reports are historical estimates under NI 43-101. However, the Company is not treating the historical estimate as current mineral resources, and S-K 1300 does not permit such historic estimates to be disclosed in Form 10-K annual reports.

The historic Black Range Minerals resource reported in the Tetra Tech Reports uses JORC indicated and inferred resource categories and does not contain reserves. There is no more recent data available on the Hansen/Taylor Project resource than that of the Tetra Tech Reports. In order to disclose a resource estimate as current, the Company would need to engage a qualified person (as defined under 43-101 and S-K 1300) to produce a technical report compliant with NI 43-101 and a feasibility study compliant with S-K 1300. The Company currently does not intend to commission such a technical report or feasibility study.

Project Geology

The deposits that make up the Project are tabular sandstone deposits associated with redox interfaces. The mineralisation is hosted in Tertiary sandstones and/or clay bearing conglomerates within an extinct braided stream, fluvial system or palaeochannel. Mineralisation occurred post sediment deposition when oxygenated uraniferous groundwater moving through the host rocks came into contact with redox interfaces, the resultant chemical change caused the precipitation of uranium oxides. The most common cause of redox interfaces is the presence of carbonaceous material that was deposited simultaneously with the host sediments. In parts of the Project the palaeochannel has been covered by Tertiary volcanic rocks and throughout the Project basement consists of Pre-Cambrian plutonics and metamorphic rocks. The volcanic and Pre-Cambrian rocks are believed to be the source of the uranium.

Restoration and Reclamation

During the fourth quarter of 2021, the Company received notice from the State of Colorado that its surety release request on the Hansen Picnic Tree property had been approved, and as such, this property is no longer subject to reclamation treatment. As the property wasn’t a current development priority, Western completed reclamation on the property. The Company recorded a discontinuation of the Hansen Picnic Tree property’s present value of $44,793 during the fourth quarter of 2021. On December 29, 2021, the Company moved the $154,936 restricted cash deposit into its cash after receiving payment from the state of Colorado.

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

In late 2020 Mallard began development of the pooled unit. By March 31, 2021, the drilling portion of the project had been completed for the eight horizontal wells named Blue Teal Fed. Seven wells were drilled to a 2.5 miles lateral length and one well was drilled to a 3.0 mile lateral length. These DJ-Basin wells target the Niobrara formation. During 2021, the operator completed all well development stages and each of the eight (8) Blue Teal Fed wells commenced oil and gas production by mid-August 2021. The first royalty payment was made in January 2022 and monthly royalty payments have been received subsequently. These wells continue to rank among the top Colorado producing wells. Due to the success of the first 8 wells, the operator has decided to develop a second set of 8 wells within Western’s royalty area during 2022.

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

No leases or land use remain.

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

INFRASTRUCTURE

The Company’s carrying value of property, plant and equipment is as follows:

The Company holds a license to use Kinetic Separation, a proven technology that we anticipate will improve the efficiency of the sandstone hosted uranium mining process, although there are some uncertainties about whether the anticipated benefits will be realized. See Item 1, “Business – The Kinetic Separation Process.” Kinetic Separation is a low cost, purely physical method of uranium and vanadium ore extraction. Kinetic Separation has been initially tested in order to understand the hydro and mechanical separation processes. The Company used a prototype Kinetic Separation test system to test several different samples of uranium ore from the Sunday Mine Complex and the Hansen/Taylor Ranch properties. In all cases, uranium ore that was entered into the Kinetic Separation pilot test system appeared to concentrate most of the uranium into the post kinetically separated material consisting of a fraction of the original mass, leaving most of the post kinetically separated materials which did not contain any uranium. The results of these tests have not yet been validated by a qualified person.

During 2016, the Company submitted documentation to the Colorado Department of Public Health and Environment (“CDPHE”) for a determination ruling regarding the type of license which may be required for the application of Kinetic Separation at the Sunday Mine Complex within the state of Colorado. During May and June of 2016, CDPHE held four public meetings in several cities in Colorado as part of the process. On July 22, 2016 CDPHE closed the comment period. In connection with this matter, the CDPHE consulted with the NRC. In response, the CDPHE received an advisory opinion dated October 16, 2016, which did not contain support for the NRC’s opinion and with which the Company’s regulatory counsel does not agree. NRC’s advisory opinion recommended that Kinetic Separation should be regulated as a milling operation but did recognize that there may be exemptions to certain milling regulatory requirements because of the benign nature of the non-uranium bearing sands produced after Kinetic Separation is completed on uranium-bearing ores. On December 1, 2016, the CDPHE issued a determination that the proposed Kinetic Separation operations at the Sunday Mine must be regulated by the CDPHE through a milling license. Beginning in 2017 the Company’s regulatory counsel has prepared significant documentation in preparation for a prospective submission. On September 13, 2019, the Company’s regulatory counsel submitted a whitepaper to the NRC entitled “Recommendations on the Proper Legal and Policy Interpretation for Using Kinetic Separation Processes at Uranium Mine Sites.” On July 24, 2020, the NRC staff responded with a letter in support of the original conclusion. Western’s regulatory counsel has proposed alternatives. However, management has decided not to proceed at this time, given its present opportunity set.

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

The Company’s mining properties acquired on August 18, 2014 which the Company still retains as of December 31, 2020, include the San Rafael Uranium Project located in Emery County, Utah; the Sunday Mine Complex located in western San Miguel County, Colorado; the Van 4 Mine located in western Montrose County, Colorado; the Sage Mine project located in San Juan County, Utah; and the Dunn project located in San Juan and San Miguel counties, Colorado.

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

The Company’s mining properties acquired on September 16, 2015 which the Company still retains as of December 31, 2020, include Hansen, North Hansen, High Park, Hansen Picnic Tree, Taylor Ranch, located in Fremont County, Colorado. The Company also acquired Keota located in Weld County, Wyoming.

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

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue is the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter has been delayed several times. The permit hearing was held during MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3 to 1 decision which acknowledged that the work completed at the Sunday Mines under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to Active status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for temporary cessation status for the Sunday Mine Complex as the mines had not been restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine temporary cessation status. In a unanimous vote, the MLRB approved temporary cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 10, 2020, the MLRB issued a board order which finalized the findings of the October 21, 2020 permit hearing. On November 6, 2020, the MLRB signed an order placing the five Sunday Mine Complex mine permits into Temporary Cessation. On November 12, 2020, a coalition of environmental groups (the “Plaintiffs”) filed a complaint against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz Mine permit.

On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz Mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiff in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz Mine permit. The MLRB and the Company were to respond with an answer brief within 35 days on or before June 9, 2021, but instead sought a settlement. The judicial review process was delayed as extensions were put in place until August 20, 2021. A settlement was not reached and the MLRB and the Company submitted answer briefs on August 20, 2021. The Plaintiff submitted a reply brief on September 10, 2021. On March 1, 2022, the Denver District Court reversed the MLRB’s orders regarding the Topaz Mine and remanded the case back to MLRB for further proceedings consistent with its order. The Company and the MRLB have until April 19, 2022 to appeal the Denver District Court’s ruling. The Company is also working toward the completion of an updated Topaz mine Plan of Operations which is a separate federal requirement of the BLM for the conduct of mining activities on federal land.

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

Shareholders

According to our transfer agent, as of March 31, 2022 there were approximately 3,400 holders of record of our common shares.

ITEM 6. [RESERVED]

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

The forward-looking statements contained or incorporated by reference in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of each such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Item 1A, “Risk Factors,” and this Item 7 of this annual report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Recent Developments

February 2021 Private Placement

On February 16, 2021, the Company closed on a non-brokered private placement of 3,250,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,600,000. Each unit consisted of one common share of Western plus one common share purchase warrant of Western. Each warrant entitled the holder to purchase one common share at a price of CAD $1.20 per share for a period of three years following the closing date of the private placement. A total of 3,250,000 common shares and 3,250,000 warrants were issued in the private placement.

March 2021 Private Placement

On March 1, 2021, the Company closed on a non-brokered private placement of 3,125,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,500,000. Each unit consisted of one common share and one common share purchase warrant. Each warrant entitled the holder to purchase one common share at a price of CAD $1.20 per share for a period of three years following the closing date of the private placement. A total of 3,125,000 common shares and 3,125,000 warrants were issued in the private placement.

December 2021 Private Placement

On December 17, 2021, the Company closed a non-brokered private placement of 372,966 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $596,746 (USD $434,973 in net proceeds). Each unit consisted of one common share plus one warrant. Each warrant entitled the holder to purchase one common share at a price of CAD $2.50 per share for a period of three years following the closing date of the private placement. A total of 372,966 common shares and 372,966 warrants were issued in the private placement.

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

During 2021, the operator advanced through the oil well production stages: drilling was completed in the first quarter, wellfield completion/fracking was completed during the second quarter, drill out was completed in July, and flowback was completed in August. By August 2021, each of the eight (8) Blue Teal Fed wells had commenced oil and gas production. The first royalty payment was made in January 2022 and monthly royalty payments have been received subsequently. These wells continue to rank among the top Colorado producing wells. Due to the success of the first 8 wells, the operator has decided to develop a second set of 8 wells within Western’s royalty area during 2022. During the years ended December 31, 2021 and 2020 the Company recognized aggregate revenue of $272,142 and $54,620, respectively, under these oil and gas lease arrangements. On January 31, 2022, the Company received $207,552 as payment for royalties recognized during the period August 2021 through December 2021.

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

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue was the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter was delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID-19 restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3-to-1 decision which acknowledged that the work completed at the Sunday Mine Complex under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to “Active” status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex as the mines had not been restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine Temporary Cessation status. In a unanimous vote, the MLRB approved Temporary Cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 12, 2020, a coalition of environmental groups filed a lawsuit against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiff in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz mine permit. The MLRB and the Company were to respond with an answer brief within 35 days on or before June 9, 2021, but instead sought a settlement. The judicial review process was delayed as extensions were put in place until August 20, 2021. A settlement was not reached and the MLRB and the Company submitted answer briefs on August 20, 2021. The Plaintiff submitted a reply brief on September 10, 2021. On March 1, 2022, the Denver District Court reversed the MLRB’s orders regarding the Topaz Mine and remanded the case back to MLRB for further proceedings consistent with its order. The Company and the MRLB have until April 19, 2022 to appeal the Denver District Court’s ruling. The Company is also working toward the completion of an updated Topaz mine Plan of Operations which is a separate federal requirement of the BLM for the conduct of mining activities on federal land.

Sunday Mine Complex Project 2021 Restart

The project entailed the development of multiple SMC ore bodies. This year’s project involves a shift in the base of operations from the St. Jude Mine (2019) to the Sunday Mine (2021). Underground development began in August following mine ventilation, power upgrades, and increasing explosive capabilities. The first target was the extension of the drift (tunnel) 150 feet to reach the first surface exploration drill hole to access the GMG Ore Body (GMG). Early results were positive as drilling toward the GMG resulted in the location of ore-grade material within thirty feet of the existing mine workings. Notably, only limited exploration drilling has been done in this area due to the mountainous terrain on the surface above. As drifting proceeded, very high-grade ore continued to be intersected through the drift path and on both sides of the drift. As a result, the team shifted from development to mining. During the December 2021 to March 2022 period, over 3,000 tons of high-grade uranium/vanadium ore was mined from the drift. The mining contractor calculated grades based upon on site scintillometer readings. At the end of March, the mining contractor engaged by Western decided to retire from contract mining operations. As a result of this decision, Western will take over the mining operations and has acquired a full complement of mining equipment. The equipment is being prepared for operations and upgrades to mine ventilation, support buildings and infrastructure are underway. Further mine development and ore production is expected to resume in early summer after upgrades are completed. Western’s mining team will be expanded to facilitate mine development and full ore production.

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

The MLRB and the Colorado Attorney General advised Western that it will not make an additional appeal of the ruling. Further, the time period for an appeal has passed. The judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 mine into reclamation. On January 22, 2020, the MLRB held a hearing, and on March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, revoking the permit, and ordering commencement of final reclamation, which must be completed within five years. The Company commenced reclamation of the Van 4 mine, but progress has been delayed both by COVID-19 restrictions and countywide fire and open flame restrictions. The reclamation cost is fully covered by the reclamation bonds that have been posted with the state of Colorado. Our mining operations team has made significant progress on the reclamation as all surface structures have been disassembled and removed with the exception of the head frame.

Uranium Section 232 Investigation/Nuclear Fuel Working Group Process

An investigation under Section 232 of the Trade Expansion Act of 1962 was undertaken by the DoC in 2018 to assess the impact to national security of the importation of the vast majority of uranium utilized by the approximately 100 operative civilian nuclear reactors within the United States. In response to the Section 232 report, the White House disseminated a Presidential Memoranda in July 2019. At that time, President Trump formed the Nuclear Fuel Working Group (“NFWG”) to find solutions for reviving and expanding domestic nuclear fuel production and reinvigorating recommendations.

In April 2020, the DoE released the NFWG report entitled “Restoring America’s Competitive Nuclear Energy Advantage – A strategy to assure U.S. national security.” The report outlines a strategy for the reestablishment of critical capabilities and direct support to the front end of the U.S. domestic nuclear fuel cycle. The NFWG findings and recommendations presented are a positive outcome for U.S. uranium miners; however, the ultimate outcome and timing remains uncertain as the continuing process requires approvals and budget appropriation from Congress and implementation by U.S. government agencies.

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

Due to the Russian invasion of Ukraine and strong market positions of Russia and the former Soviet Republics in nuclear fuel the term “energy security” has taken on increased urgency, as dependencies have impacted many free-market economies. With respect to the uranium market, the national security risks to the United States have been identified and reported under both the Section 232 Investigation and subsequently by the NFWG. In response to the Russian invasion, a number of U.S. Senators and Representatives have utilized the Uranium Reserve program as a basis for proposing a U.S. response to Russia’s invasion and reducing U.S. expenditures benefiting the Russian regime.

Vanadium Section 232 Investigation

In the United States, a petition for an investigation under Section 232 of the Trade Expansion Act of 1962 was requested by two domestic companies in November 2019. In June of 2020, the U.S. Secretary of Commerce, Wilbur Ross, initiated an investigation into whether the present quantities or circumstances of vanadium imports into the United States threaten to impair the national security. The Section 232 National Security Investigation of Imports of Vanadium was concluded, and a report was submitted to President Biden in February 2021. In July 2021, the report was made public. It concluded that vanadium imports “do not threaten to impair the national security as defined in Section 232,” but identified and recommended “several actions that would help to ensure reliable domestic sources of vanadium and lessen the potential for imports to threaten national security.” No action has been taken on these recommendations.

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

There has been legislative advancement of implementation mechanisms including tax credits, subsidies, and/or U.S. utilities being required to produce an increasing proportion of electricity generation from clean energy power sources. President Biden’s Build Back Better agenda has several components supportive of nuclear power generation. Already signed into law is the $1.2 trillion Infrastructure Investment and Jobs Act that provides the DoE funding to prevent the premature retirement of existing nuclear plants and invest in advanced nuclear projects. The separate $1.7 trillion Build Back Better Reconciliation Legislation, which has not yet made its way through the U.S. Congress, further addresses climate change through the inclusion of a zero-emission nuclear power production credit. If passed in its current form, beginning in 2022 qualified nuclear power facilities would be eligible to receive a base credit and a bonus credit if certain requirements are met.

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

Strategic Acquisition of Physical Uranium

On May 28, 2021, the Company executed a binding agreement to purchase 125,000 pounds of natural uranium concentrate at the market price. In December 2021, the Company paid $4,020,000 or $32.16 per pound, in connection with its full prepayment of the purchase price for 125,000 pounds of natural uranium concentrate. This uranium concentrate was delivered to the purchaser on April 13, 2022, pursuant to the terms of the aforementioned uranium concentrates supply agreement.

Uranium Supply Agreement Delivery

On April 13, 2022, in satisfaction of the Year 5 delivery under its supply contract, the Company delivered 125,000 lbs of uranium concentrate from its prepaid uranium concentrate inventory. This delivery of uranium concentrate resulted in a sale of $7,130,000, at a price of approximately $57 per pound. The Company expects to receive the cash from this sale in May 2022.

Sprott Physical Uranium Trust

The Sprott Physical Uranium Trust (U.UN) (the “Trust”) took over the former Uranium Participation Corp. (U.TO) and launched an at-the-market program (ATM) on August 17, 2021 to raise capital for the closed-ended trust. Since the inception of the ATM program, the Trust has bought significant quantities of uranium causing spot prices to increase. It is anticipated that a Sprott U.S. vehicle will receive New York Stock Exchange (NYSE) approval and be made available for investment during 2022. It is also likely that a comparable physical uranium holding vehicle will be launched in affiliation with Kazatomprom, the world’s largest uranium miner.

COVID-19

The world has been, and continues to be, impacted by the novel coronavirus (“COVID-19”) pandemic. COVID-19, and measures to prevent its spread, impacted our business in a number of ways. The impact of these disruptions and the extent of their adverse impact on the Company’s financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unpredictable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations. To date, COVID-19 has primarily caused Western delays in reporting, regulatory matters, and operations. Most notably, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex in August 2020 as the mines had not been restarted within the 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. The Van 4 Mine reclamation process was delayed because of COVID-19 pandemic lockdowns. The need to observe quarantine periods also caused a limited loss of manpower and delay to the 2021 / 2022 Sunday Mine Complex project. The COVID-19 pandemic has also limited Western’s participation in industry and investor conference events during 2020 and 2021. The Company is continuing to monitor COVID-19and its subvariants, and the potential impact of the pandemic on the Company’s operations.

Year Ended December 31, 2021 as Compared to the Year Ended December 31, 2020

The following table presents the Company’s financial results for the years ended December 31, 2021 and 2020.

	For the Years Ended December 31,
	2021	2020
Revenue
Lease and royalty revenue	$272,142	$54,620

Expenses
Mining expenditures	717,657	393,182
Professional fees	365,302	299,908
General and administrative	1,172,585	1,136,049
Consulting fees	29,543	39,137
Total operating expenses	2,285,087	1,868,276

Operating loss	(2,012,945)	(1,813,656)

Accretion and interest	(16,960)	13,338
Settlement expense	78,052	-
Warrant modification expense	-	639,012
Gain on forgiveness of debt	-	(73,116)

Net loss	(2,074,037)	(2,392,890)

Other Comprehensive income (expense)
Foreign exchange gain (loss)	89,020	(110,860)
Comprehensive Loss	(1,985,017)	(2,503,750)
Net loss per share - basic and diluted	$(0.06)	$(0.08)

Summary:

Our consolidated net loss for the years ended December 31, 2021and 2020 was $2,074,037 and $2,392,890 or $0.06 and $0.08 per share, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the years ended December 31, 2021 and 2020 was $1,985,017 and $2,503,750, respectively.

Revenue

Our revenue for the years ended December 31, 2021 and 2020 was $272,142 and $54,620, respectively. This revenue resulted from lease revenue pursuant to a July 18, 2017 oil and gas lease agreement, which was extended for an additional three years in 2020 at a 150% increased rate. The February 2, 2018 pipeline easement, with the initial operator has terminated resulting in a decrease in this portion of revenue. The July 1, 2018 right-of-way agreement with the new operator was consistent between periods. The aforementioned revenue streams are derived from the Weld County oil and gas property. By August 2021, each of the eight (8) Blue Teal Fed wells had commenced oil and gas production. On January 31, 2022, the Company received $207,552 as payment for royalties recognized during the period August 2021 through December 2021.

Mining Expenditures

Mining expenditures for the year ended December 31, 2021 were $717,657 as compared to $393,182 for the year ended December 31, 2020. The increase in mining expenditures of $324,475, or 82.5% was principally attributable to mining expenditures related to restarting mining operations at the Company’s Sunday Mine Complex during the third quarter of 2021.

Professional Fees

Professional fees for the year ended December 31, 2021 were $365,302 as compared to $299,908 for the year ended December 31, 2020. The increase in professional fees of $65,394, or 21.8% was due to a $61,197 increase in legal fees which was primarily attributable to the Form S-1 share registration process.

General and Administrative

General and administrative expenses for the year ended December 31, 2021 were $1,172,585 as compared to $1,136,049 for the year ended December 31, 2020. The increase in general and administrative expense of $36,536, or 3.2% is due to a $136,756 increase in in payroll expenses, and an increase of $36,760 in utilities expenses in connection with the Sunday Mine Complex project offset by a decrease of $212,796 of stock-based compensation.

Consulting Fees

Consulting fees for the year ended December 31, 2021 were $29,543 as compared to $39,137 for the year ended December 31, 2020. The decrease in consulting fees of $9,594, or 24.5% was principally due to the Company’s reduced utilization of consultants during the current period.

Accretion and interest

Accretion and interest for the year ended December 31, 2021 was $(16,960) as compared to $13,338 for the years ended December 31, 2020. The change of accretion and interest of $30,298 was due to the return of the Hansen Picnic Tree Financial Warrantee with interest.

Warrant Modification Expense

Warrant modification expense for the year ended December 31, 2021 was $0 as compared to $639,012 for the year ended December 31, 2020. The decrease in warrant modification expense relates to the Company’s decision on April 20, 2020 to extend warrants issued to investors during various 2018 private placements and amend the trigger price in the acceleration clause for each tranche of warrants, resulting in a warrant modification expense of $639,012 in 2020.

Gain on Forgiveness of Debt

Gain on forgiveness of debt for the year ended December 31, 2021 was $0 as compared to $73,116 for the year ended December 31, 2020. The gain on forgiveness of debt relates to the Company having its PPP Loan forgiven by the U.S. Small Business Association in December 2020.

Foreign Exchange

Foreign exchange gain (loss) for the year ended December 31, 2021 was $89,020 as compared to $(110,860) for the year ended December 31, 2020. The change of the foreign exchange gain (loss) of $199,880 is primarily due to a swing from a loss in 2020 to a gain in 2021 from holding cash balances in Canadian Dollars during a period when the currency appreciated and the translation gain from using United States Dollars as the reporting currency.

Liquidity and Capital Resources

The Company’s cash balance as of December 31, 2021 was $880,821. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public company reporting responsibilities. Management believes that in order to finance the development of the mining properties and Kinetic Separation, the Company will be required to raise additional capital by way of debt and/or equity. The Company could potentially require additional capital if the scope of the Sunday Mine Complex expands. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash used in operating activities

Net cash used in operating activities was $6,154,665 for the year ended December 31, 2021, as compared with $1,513,626 for the year ended December 31, 2020. Of the $6,154,665 in net cash used in operating activities for the year ended December 31, 2021, $2,074,037 is derived from our net loss before non-cash adjustments. Changes in our operating assets and liabilities for the period primarily include an increase of $4,085,723 in prepaid uranium concentrate inventory, $269,606 in prepaid expenses and other current assets, an increase of $356,976 in accounts payable and accrued expenses, and a decrease of $64,620 in deferred revenue.

Net cash used in investing activities

Net cash used in investing activities was $65,000 for the year ended December 31, 2021, as compared with $0 for the year ended December 31, 2020.This capital expenditure relates to purchasing property and equipment for our mining operations.

Net cash provided by financing activities

Net cash provided by financing activities for the years ended December 31, 2021 and 2020 were $6,309,143 and $73,116, respectively. The Company completed three private placements during 2021 representing aggregate net proceeds of $4,304,279 and received $2,004,864 from the exercise of warrants during the year ended December 31, 2021.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of December 31, 2021 and 2020, to be approximately $740,446 and $906,811, respectively. On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of December 31, 2021 and 2020 were $271,620 and $309,940, respectively. The gross reclamation liabilities as of December 31, 2021 and 2020 are secured by financial warranties in the amount of $740,446 and $906,811, respectively.

During the first quarter of 2021, the Company received notice that its Ferris Haggerty property was no longer considered to be subject to reclamation treatment. The Company recorded a discontinuation of the Ferris Haggerty property’s present value of $2,669 during the first quarter 2021. On April 29, 2021, the Company moved the Ferris Haggerty $10,000 restricted cash deposit into its cash after receiving payment from the state of Wyoming. During the fourth quarter of 2021, the Company received notice that its Hansen Picnic Tree property was no longer considered to be subject to reclamation treatment. The Company recorded a discontinuation of the Hansen Picnic Tree property’s present value of $44,793 during the fourth quarter of 2021. On December 29, 2021, the Company moved the $154,936 restricted cash deposit into its cash after receiving payment from the state of Colorado.

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

During the years ended December 31, 2021 and 2020 the Company recognized aggregate revenue of $272,142 and $54,620, respectively, under these oil and gas lease arrangements. On January 31, 2022, the Company received $207,552 as payment for royalties recognized during the period August 2021 through December 2021.

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $362,794 as of December 31, 2021) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $362,794 and $392,086 as of December 31, 2021 and 2020, respectively.

Going Concern

The Company has incurred continuing losses from its operations and as of December 31, 2021, the Company had an accumulated deficit of $13,161,496 and working capital of $4,492,169.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. On February 16, 2021, the Company closed on a non-brokered private placement of 3,250,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,600,000 (USD $1,950,509 in net proceeds). On March 1, 2021, the Company closed on a non-brokered private placement of 3,125,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,500,000 (USD $1,918,797 in net proceeds). On December 17, 2021, the Company closed on a non-brokered private placement of 372,966 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $596,746 (USD $434,973 in net proceeds). During the year ended December 31, 2021, the Company received $2,004,864 in proceeds from the exercise of warrants.

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

Off Balance Sheet Arrangements

As of December 31, 2021, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021, due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of our board of directors (the “Board”) and our executive officers.

Name	Age	Position(s)
George Glasier	78	President, Chief Executive Officer and Director

Robert Klein	56	Chief Financial Officer

Bryan Murphy	53	Director, Chairman

Andrew Wilder	51	Director

Executive Officers

George Glasier, J.D., founded Western Uranium & Vanadium Corp. and has served as a Director and as President and Chief Executive Officer since 2014. He has over thirty years’ experience in the uranium industry in the United States, with extensive experience in sales and marketing; project development and permitting uranium processing facilities. He is the founder of Energy Fuels Inc. (Volcanic Metals Exploration Inc.) and served as its Chief Executive Officer and President from January 2006 to March 2010. He was responsible for assembling a first-class management team, acquiring a portfolio of uranium projects, and leading the successful permitting process that culminated in the licensing of the Piñon Ridge uranium mill; planned for construction in Western Montrose County, Colorado. He began his career in the uranium industry in the late 1970’s with Energy Fuels Nuclear, which built and operated the White Mesa Mill near Blanding, Utah, becoming the largest uranium producer in the United States.

Robert Klein has served as Chief Financial Officer of Western Uranium & Vanadium Corp since 2016. He is in charge of accounting and finance, and is closely involved in capital markets activities, corporate transactions, investor relations, public relations, and legal, and compliance. Formerly, Mr. Klein served as Vice President Finance and had leading roles in reporting, corporate transactions, and Western’s public listings on the CSE and OTCQX. Mr. Klein was formerly the Chief Operating Officer of Cross River Group and began his association with Western on an Operating Partner basis after the formation of Western’s predecessor company, Pinon Ridge Mining, LLC. Previously, Mr. Klein was a Managing Director at Analytical Research, an alternative investments research firm. He has a broad financial background derived from senior operating and investment roles with asset managers and through Exeter Analytics, a consulting firm he founded. Mr. Klein was formerly the CFO of Five Points Capital, a hedge fund spin-out from Soros Fund Management. After having begun his career in public accounting, Mr. Klein worked for Lehman Brothers, an investment bank, and William E. Simon & Sons, a merchant bank and private investment firm. Rob earned the Chartered Financial Analyst designation, received an M.B.A. from the Robert H. Smith School of Business at the University of Maryland and a B.S. in Accounting from George Mason University.

Non-Employee Directors

Andrew Wilder serves as a Director and the Chairman of the Audit Committee for Western Uranium & Vanadium Corporation, positions he has held since 2014. He is the Founder and the Chief Executive Officer of Cross River Infrastructure Partners, a platform designed to accelerate global sustainability through the development and construction of infrastructure projects deploying transformative industrial technologies. Areas of focus include capturing and sequestering carbon emissions, generating green hydrogen and ammonia, generating clean power with advanced small modular nuclear reactors, and upcycling biowaste into renewable natural gas and alternative protein. Mr. Wilder is also currently a Board Member for Bedford 2030, a community-based climate action non-profit organization for the Township of Bedford, New York. In 2011, prior to launching Cross River Infrastructure Partners, Mr. Wilder founded and managed the Cross River Group, an advisory business providing capital and business development services to alternative asset managers and institutions. In 2001, Mr. Wilder co-founded and served as Chief Operating and Chief Financial Officer for North Sound Capital LLC, an equity hedge fund manager with $3 billion peak assets under management. Mr. Wilder’s prior career included serving as a Manager in the audit group of Deloitte. Mr. Wilder received the Chartered Accountant (Canada) designation, holds the CFA designation, and received an MBA from the University of Toronto and a BA from the University of Western Ontario.

Bryan Murphy has served as a Director of Western Uranium & Vanadium Corp. since 2018. He is the founder of Magellan Limited, an advisory firm focusing on providing strategic, M&A, and financial advisory services and currently serves as CFO and Head of Finance for Biome Renewables Inc., an early stage renewable energy innovation and industrial design company. Formerly, Mr. Murphy was Co-Founder and Managing Partner of Quest Partners, a boutique investment bank that focuses on the provision of M&A, corporate finance, and business strategy services. In these capacities, Mr. Murphy has developed extensive international experience and relationships advising high-growth businesses across North America, Europe, and the Middle East. In the prior dozen years, Mr. Murphy held senior management roles at Canadian Tire Corporation overseeing divisions and business lines. Additionally, Mr. Murphy was formerly a board member of Covenant House Toronto, one of Canada’s largest homeless youth agencies. Bryan has an Honours Bachelor of Arts in Business Administration majoring in Finance and an MBA with Distinction from the University of Western Ontario Richard Ivey School of Business. Bryan earned the ICD.D designation from the Rotman School of Management at the University of Toronto and the Institute of Corporate Directors.

Involvement of Officers and Directors in Certain Legal Proceedings

During the past ten years, none of the persons serving as our executive officers and/or directors have been the subject of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K, including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions or any criminal proceedings in which the person is a named subject (excluding traffic violations and other minor offenses); (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud in connection with any business entity; or (e) any sanction or order of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or other organization that has disciplinary authority over its members or persons associated with a member. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

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

Audit Committee

Western has established a separately designated audit committee of the board of directors (the “Board”) consisting of Andrew Wilder, George Glasier, and Bryan Murphy. Our audit committee is responsible for oversight of audits, corporate governance, board nominations, and executive compensation. The Board has determined that one of its members, Andrew Wilder, who has previously served as Western’s Chief Financial Officer, qualifies as an “audit committee financial expert”. We have also determined that Mr. Wilder and Mr. Murphy are independent directors as defined in Nasdaq Listing Rule 5605(a)(2).

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	TOTAL($)
George Glasier(1)	2021	$220,000	$-	$-	$-	$-	$220,000
President and Chief Executive Officer	2020	$220,000	$-	$-	$53,839	$-	$273,839

Robert Klein(2)	2021	$150,000	$50,000	$-	$-	$-	$200,000
Chief Financial Officer	2020	$127,500	$22,500	$-	$53,839	$-	$203,869

(1)	On January 6, 2020, Mr. Glasier was granted an option to purchase 125,000 of our common shares at an exercise price of CAD $1.03 per share which expires five years from the date of issuance. This option vested in three installments: one-third on the date of grant, one-third on January 31, 2020 and one-third on June 30, 2020.
(2)	On January 6, 2020, Mr. Klein was granted an option to purchase 125,000 of our common shares at an exercise price of CAD $1.03 per share which expires five years from the date of issuance. This option vested in three installments: one-third on the date of grant, one-third on January 31, 2020 and one-third on June 30, 2020.

Employment Agreements

George Glasier

On February 8, 2017, the Company entered into an employment agreement with George Glasier, its Chief Executive Officer. The employment agreement automatically renews each year unless either party provides a 90-day advance written notice of their desire to not renew the agreement. The employment agreement provides for a base salary of $180,000 per year, the amount of which is subject to review by the board of directors at least annually. The agreement also provides for a discretionary annual cash bonus to be determined by the Board. On May 30, 2019, the Board approved an addendum to Mr. Glasier’s employment agreement, increasing his annual base salary from $180,000 to $220,000. In December 2021, the Board approved an increase to Mr. Glasier’s base salary from $220,000 to $250,000. Pursuant to the employment agreement, if the Company terminates the employment agreement without cause, or if a change of control occurs, the Company is required to pay to Mr. Glasier a lump sum payment equal to two and one-half times his annual base salary.

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

Outstanding Equity Awards Table

The following table sets forth unexercised options, unvested stock and equity incentive plan awards outstanding for our named executive officers as of December 31, 2021.

Outstanding Option Awards at Fiscal Year-End for 2021

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($CAD)	Option expiration date
George Glasier	50,000	-	$2.50	3/31/2022
	200,000	-	$1.60	10/10/2022
	125,000	-	$1.03	1/6/2025

Robert Klein	33,334	-	$2.50	3/31/2022
	200,000	-	$1.60	10/10/2022
	250,000	-	$2.15	9/24/2023
	125,000	-	$1.03	1/6/2025

Outstanding Stock Awards at Fiscal Year-End for 2021

None.

Director Compensation

The following table sets forth a summary of the compensation for the fiscal year ended December 31, 2021earned by each director who is not a named executive officer and who served on the Board during the year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Andrew Wilder(1)	$19,147	$-	$-	$19,147
Bryan Murphy(2)	$47,868	$-	$-	$47,868

(1)	Mr. Wilder is paid a CAD $2,000 monthly fee for his services as a Director. During the year ended December 31, 2021, the Company incurred $19,147 in director fees for Mr. Wilder’s services.

(2)	Mr. Murphy is paid a CAD$5,000 monthly fee for his services as Chairman and Director. During the year ended December 31, 2021, the Company incurred $47,868 in director fees for Mr. Murphy’s services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our class of common shares as of April 13, 2022 by:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common shares;

●	each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

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

Name of Beneficial Owner	Number of Common Shares		Percentage of Outstanding Common Shares (1)

5% or Greater Shareholders
George Glasier	5,269,203	(2)	12.1%

Directors and Named Executive Officers
George Glasier	5,269,203	(2)	12.1%
Andrew Wilder	726,662	(3)	1.7%
Robert Klein	746,692	(4)	1.7%
Bryan Murphy	670,834	(5)	1.5%

All executive officers and directors as a group (4 persons)	7,413,391		16.3%

(1)	Based on 42,921,644 common shares outstanding on April 13, 2022 and, with respect to each individual holder, rights to acquire our common shares exercisable within 60 days of April 13, 2022.

(2)	Consists of 4,810,869 common shares and 458,334 common shares issuable upon the exercise of stock options held by Mr. Glasier.

(3)	Consists of 18,328 common shares and 708,334 common shares issuable upon the exercise of stock options held by Mr. Wilder.

(4)	Consists of 38,358 common shares and 708,334 common shares issuable upon the exercise of stock options held by Mr. Klein.

(5)	Consists of 31,250 common shares and 31,250 common shares issuable upon the exercise of warrants beneficially owned indirectly through Magellan Limited, and 608,334 common shares issuable upon the exercise of stock options held by Mr. Murphy.

Equity Compensation Plan Information

The Company maintains an Incentive Stock Option Plan (the “Plan”) that permits the granting of stock options as incentive compensation. Shareholders of the Company approved the Plan on June 30, 2008 and amendments to the Plan on June 20, 2013, and the board of directors approved additional changes to the Plan on September 12, 2015 and as of October 1, 2021. The Plan was amended on October 1, 2021 to allow for the cashless exercise of stock options, among other things.

The purpose of the Plan is to attract, retain and motivate directors, management, staff and consultants by providing them with the opportunity, through stock options, to acquire a proprietary interest in the Company and benefit from its growth.

The Plan is to be administered by the Board in accordance with all applicable laws and regulations, including the policies of any stock exchange, over-the-counter marketplace, or quotation/system service upon which the Company’s securities are listed or traded. The Board is authorized, subject to the provisions of the Plan, to adopt such rules and regulations as it deems consistent with the Plan’s provisions and, in its sole discretion, to designate options to purchase shares of the Company pursuant to the Plan. The Board may delegate to a committee the authority to exercise any or all power and authority of the Board under the Plan, including the authority with respect to option grants and/or exercises, all to the extent stipulated by the Board when so delegated. The Board may authorize one or more individuals of the Company to execute, deliver and receive documents on behalf of the Board.

At December 31, 2021, a total of 2,324,670 stock options issued under the Plan were outstanding.

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. At December 31, 2021, a total of 39,073,122 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 3,907,312. A stock option exercise price shall not be less than the most recent share issuance price. The maximum term is five years. There are no specific vesting provisions under the Plan. Options are non-assignable and non-transferable.

The Plan provides that if an optionee’s employment is terminated for any reason, or if the service of a director, senior executive or consultant of the Company who is an optionee is terminated, any vested stock option of such optionee may be exercised during a period of ninety (90) days following the date of termination of such employment or service, as the case may be. In the case of an optionee’s death, any vested stock option of such optionee at the time of death may be exercised by his or her personal representative, heirs or legatees or their liquidator during a period of one year following such optionee’s death.

The total number of common shares issuable to any one person during a 12-month period may not exceed ten percent (10%) of the total number of common shares issued and outstanding. Also, in any 12-month period, no options exercisable for more than 2% of the Company’s issued and outstanding shares may be awarded to consultants. The Plan provides that where options are cancelled or lapse under the Plan, the associated common shares become available again and new options may be granted in respect thereof in accordance with the provisions of the Plan.

The Board may make any amendment to the Plan, without shareholder approval, except an increase in the number of common shares reserved for issue under the Plan or a reduction of an option exercise price. The terms of any existing option may not be altered, suspended or discontinued without the consent in writing of the Optionee.

Equity Compensation Plan Information

As of December 31, 2021

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,324,670	$1.35	1,582,642
Equity compensation plans not approved by shareholders	-	n/a	-
Total	2,324,670	$1.35	1,582,642

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $362,794 as of December 31, 2021) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $362,794 and $392,086 as of December 31, 2021 and 2020, respectively.

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

The Company’s Board currently consists of three directors. Currently, Andrew Wilder and Bryan Murphy are independent directors based upon the tests for independence set forth in National Instrument 52-110 Audit Committees.

SEC rules require a separate determination of independence of the Company’s directors based on the definition of independence of a U.S. national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Because the Company’s common shares are not currently listed on a national securities exchange, it currently uses the definition in Nasdaq Listing Rule 5605(a)(2) for determining director independence. Under that definition, Andrew Wilder and Bryan Murphy would be considered independent directors. Mr. Wilder and Mr. Murphy would also be considered independent directors under Rule 5605(c)(2)’s provisions relating to audit committee composition.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by MNP LLP (“MNP”), our independent registered accounting firm for the fiscal years ended December 31, 2021 and December 31, 2020. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

	2021	2020
Audit fees	$71,804	$75,069
Audit-related fees	15,158	-
Tax fees	12,446	22,319
All other fees	-	-
Total fees	$99,408	$97,388

Audit fees: Consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements. These fees also include the review of registration statements and the delivery of consents in connection with registration statements.

Audit-related fees: In 2021, MNP billed audit-related fees for preparation and review of an SEC Form S-1 filing and a comment letter. There were no fees billed by MNP for professional services rendered for audit-related services for the years ended December 31, 2020.

Tax fees: Consists of fees incurred for the Company’s U.S. and Canadian tax preparation fees and tax consulting fees.

All other fees: There were no fees billed by MNP for professional services rendered for other compliance purposes for the years ended December 31, 2021 and 2020.

The Company’s board of directors has established pre-approval policies and procedures, pursuant to which the Board approved the foregoing audit and tax services provided by MNP in 2021 and 2020 consistent with the Board’s responsibility for engaging Western’s independent auditors. The Board also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Board has determined that the rendering of such services is compatible with MNP maintaining its independence.

PART IV – OTHER INFORMATION

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

(a) The following financial statements are being filed as part of this Annual Report.

(b) The following exhibits are being provided as required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1 (1)	Share Exchange Agreement between Pinon Ridge Mining LLC, Homeland Uranium Inc., Homeland Uranium (Utah), et al., dated November 6, 2014.

2.2 (1)	Merger Implementation Agreement between Black Range Minerals Limited and Western Uranium Corporation, dated March 20, 2015.

2.3 (1)	Credit Facility between Western Uranium Corporation and Black Range Minerals Limited, dated March 20, 2015.

2.4 (2)	Termination and Liquidation Agreement between Ablation Technologies LLC, Black Range Minerals Ablation Holdings Inc. and Mineral Ablation, LLC dated March 17, 2015

3.1 (1)	Certificate of Incorporation, as amended.

3.2 (1)	Amended and Restated By-laws.

4.1*	Description of Capital Stock

10.1(3)	Call Option Agreement

10.2(2)	Technology License Agreement between Ablation Technologies LLC and Black Range Mineral Ablation Holdings Inc. dated as of March 17, 2015

10.3*	Incentive Stock Option Plan (Rolling 10%), as amended

10.4(4)	Employment Agreement between George Glasier and Western Uranium & Vanadium Corporation dated February 8, 2017

10.5(4)	Employment Agreement between Robert Klein and Western Uranium & Vanadium Corporation dated May 12, 2017

10.6(5)	Employment Agreement between Robert Klein and Western Uranium & Vanadium Corporation dated November 13, 2017

10.7 (6)	Addendum to Employment Agreement between George Glasier and Western Uranium & Vanadium Corporation dated May 30, 2019

10.8 (7)	Employment Agreement, dated November 12, 2020, by and between Robert Klein and Western Uranium and Vanadium Corp.

21.1 (1)	List of Subsidiaries

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

95*	Mine Safety Disclosure Exhibit

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

+	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of the omitted schedules and exhibits to the SEC upon request.
*	Filed herewith
(1)	Previously filed as an exhibit to the Company’s Form 10 filed on April 29, 2016
(2)	Previously filed as an exhibit with Amendment No. 2 to the Company’s Form 10 filed on July 22, 2016
(3)	Previously filed as an exhibit with Amendment No. 1 to the Company’s Form 10 filed on June 22, 2016
(4)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 15, 2017
(5)	Previously filed as an exhibit to the Company’s Form 10-K filed on April 2, 2018
(6)	Previously filed as an exhibit to the Company’s Form 10-Q filed on August 14, 2019
(7)	Previously filed as an exhibit to the Company’s Form 10-Q filed on November 16, 2020

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM & VANADIUM CORP.

Date: April 15, 2022	By:	/s/ George Glasier
George Glasier
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2022	By:	/s/ George Glasier
George Glasier
Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: April 15, 2022	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 15, 2022	By:	/s/ Bryan Murphy
Bryan Murphy
Director

Dated: April 15, 2022	By:	/s/ Andrew Wilder
Andrew Wilder
Director

Western Uranium & Vanadium Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Western Uranium & Vanadium Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Uranium & Vanadium Corp. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and other comprehensive loss, changes in shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
April 15, 2022

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in USD)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash	$880,821	$565,250
Restricted cash, current portion	75,057	75,057
Prepaid uranium concentrate inventory	4,085,723	-
Prepaid expenses	153,701	136,883
Marketable securities	2,120	2,405
Other current assets	264,039	11,251
Total current assets	5,461,461	790,846

Restricted cash, net of current portion	665,389	831,754
Mineral properties and equipment, net	11,780,142	11,735,522
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$27,395,043	$22,846,173

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$699,593	$488,794
Reclamation liability, current portion	75,057	75,057
Subscription payable	146,177	-
Deferred revenue, current portion	48,465	64,620
Total current liabilities	969,292	628,471

Reclamation liability, net of current portion	196,563	234,883
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	362,794	392,086
Deferred revenue, net of current portion	60,015	108,480

Total liabilities	4,297,551	4,072,807

Commitments and Contingencies (Note 7)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 39,073,428 and 30,084,053 shares issued as of December 31, 2021 and 2020 and 39,073,122 and 30,083,747 shares outstanding as of December 31, 2021 and 2020, respectively	36,195,510	29,886,367
Treasury shares, 306 shares held in treasury as of December 31, 2021 and 2020	-	-
Accumulated deficit	(13,161,496)	(11,087,459)
Accumulated other comprehensive income (loss)	63,478	(25,542)
Total shareholders’ equity	23,097,492	18,773,366
Total liabilities and shareholders’ equity	$27,395,043	$22,846,173

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

	For the Years Ended December 31,
	2021	2020
Revenues
Lease and royalty revenue	$272,142	$54,620

Expenses
Mining expenditures	717,657	393,182
Professional fees	365,302	299,908
General and administrative	1,172,585	1,136,049
Consulting fees	29,543	39,137
Total operating expenses	2,285,087	1,868,276

Operating loss	(2,012,945)	(1,813,656)

Accretion and interest	(16,960)	13,338
Settlement expense	78,052	-
Warrant modification expense	-	639,012
Gain on forgiveness of debt	-	(73,116)

Net loss	(2,074,037)	(2,392,890)

Other comprehensive income (expense)
Foreign exchange gain (loss)	89,020	(110,860)

Comprehensive loss	$(1,985,017)	$(2,503,750)

Net loss per share - basic and diluted	$(0.06)	$(0.08)

Weighted average shares outstanding, basic and diluted	36,838,441	30,083,747

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

						Accumulated Other
	Common Shares		Treasury Shares		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total

Balance as of January 1, 2020	30,083,747	$29,042,547	306	$-	$(8,694,569)	$85,318	$20,433,296

Stock based compensation - stock options	-	204,808	-	-	-	-	204,808
Warrant modification expense	-	639,012	-	-	-	-	639,012
Foreign exchange loss	-	-	-	-	-	(110,860)	(110,860)
Net loss	-	-	-	-	(2,392,890)	-	(2,392,890)

Balance as of December 31, 2020	30,083,747	$29,886,367	306	$-	$(11,087,459)	$(25,542)	$18,773,366

Private placement - February 16, 2021, net of offering costs	3,250,000	1,950,509	-	-	-	-	1,950,509
Private placement - March 1, 2021, net of offering costs	3,125,000	1,918,797	-	-	-	-	1,918,797
Private placement - December 17, 2021, net of offering costs	372,966	434,973	-	-	-	-	434,973
Proceeds from the exercise of warrants	2,066,693	2,004,864	-	-	-	-	2,004,864
Cashless exercise of stock options	174,716	-	-	-	-	-	-
Foreign exchange gain	-	-	-	-	-	89,020	89,020
Net loss	-	-	-	-	(2,074,037)	-	(2,074,037)

Balance as of December 31, 2021	39,073,122	$36,195,510	306	$-	$(13,161,496)	$63,478	$23,097,492

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

	For the Years Ended December 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(2,074,037)	$(2,392,890)
Reconciliation of net loss to cash used in operating activities:
Depreciation	20,380	10,628
Accretion of reclamation liability	9,142	15,712
Gain on forgiveness of debt	-	(73,116)
Stock based compensation	-	204,808
Warrant modification expense	-	639,012
Change in marketable securities	285	354
Change in operating assets and liabilities:
Prepaid uranium concentrate inventory	(4,085,723)	-
Prepaid expenses and other current assets	(269,606)	67,029
Accounts payable and accrued liabilities	356,976	(110,543)
Reclamation liabilities	(47,462)	-
Deferred revenue	(64,620)	125,380
Net cash used in operating activities	(6,154,665)	(1,513,626)

Cash Flows From Investing Activities
Purchase of property and equipment	(65,000)	-
Net cash used in investing activities	(65,000)	-

Cash Flows From Financing Activities
Proceeds from notes payable	-	73,116
Proceeds from warrant exercises	2,004,864	-
Issuances of Common shares, net of offering costs	4,304,279	-
Net cash provided by financing activities	6,309,143	73,116

Effect of foreign exchange rate on cash	59,728	(69,873)

Net increase (decrease) in cash and restricted cash	149,206	(1,510,383)

Cash and restricted cash - beginning	1,472,061	2,982,444

Cash and restricted cash - ending	$1,621,267	$1,472,061

Cash	$880,821	$565,250
Restricted cash, current portion	75,057	75,057
Restricted cash, noncurrent	665,389	831,754
Total	$1,621,267	$1,472,061

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

Note 2 – Liquidity and going concern

The Company has incurred continuing losses from its operations and negative operating cash flows from operations. As of December 31, 2021, the Company had an accumulated deficit of $13,161,496 and working capital of $4,492,169.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. On February 16, 2021, the Company closed a non-brokered private placement of 3,250,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,600,000 (USD $1,950,509 in net proceeds). On March 1, 2021, the Company closed a non-brokered private placement of 3,125,000 units at a price of CAD $0.80 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $2,500,000 (USD $1,918,797 in net proceeds). On December 17, 2021, the Company closed a non-brokered private placement of 372,966 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $596,746 (USD $434,973 in net proceeds). During the year ended December 31, 2021, the Company received $2,004,864 in proceeds from the exercise of warrants.

The Company’s ability to continue its planned operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financing, to secure regulatory approval to fully utilize its kinetic separation (“Kinetic Separation”) technology, and to initiate the processing of ore to generate operating cash flows.

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

The accompanying consolidated financial statements include the accounts of Western and its wholly-owned subsidiaries, Western Uranium Corp. (Utah), PRM, Black Range, Black Range Copper Inc., Ranger Resources Inc., Black Range Minerals Inc., Black Range Minerals Colorado LLC, Black Range Minerals Wyoming LLC, Haggerty Resources LLC, Ranger Alaska LLC, Black Range Minerals Utah LLC, Black Range Minerals Ablation Holdings Inc., and Black Range Development Utah LLC. All inter-company transactions and balances have been eliminated upon consolidation.

The Company has established the existence of mineralized materials for certain uranium projects. The Company has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”), through the completion of a “final” or “bankable” feasibility study for any of its uranium projects.

Exploration Stage and Mineral Properties

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time the Company exits the exploration stage by establishing proven or probable reserves. Expenditures relating to exploration activities, such as drill programs to search for additional mineralized materials, are expensed as incurred. Expenditures relating to pre-extraction activities, such as the construction of mine wellfields, ion exchange facilities, disposal wells, and mine development, are expensed as incurred until such time proven or probable reserves are established for that uranium project, after which subsequent expenditures relating to development activities for that particular project are capitalized as incurred. Expenditures relating to mining and ore production while the Company is in the exploration stage and while the ore is stockpiled underground are expensed as incurred.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies (CONTINUED)

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty, and the effects on the consolidated financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include the determination of the fair value of transactions involving common shares, assessment of the useful life and evaluation for impairment of Kinetic Separation intellectual property, valuation and impairment assessments of mineral properties and equipment, valuation of deferred contingent consideration, valuation of the reclamation liability, valuation of stock-based compensation, and valuation of available-for-sale securities. Other areas requiring estimates include allocations of expenditures, depletion, and amortization of mineral rights and properties. Actual results could differ from those estimates.

Foreign Currency Translation

The reporting currency of the Company, including its subsidiaries, is the United States dollar. The financial statements of subsidiaries located outside of the U.S. are measured in their functional currency, which is the local currency. The functional currency of the parent (Western Uranium & Vanadium Corp. (Ontario)) is the Canadian dollar. Monetary assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Transactions denominated in currencies other than the functional currency are recorded based on the exchange rates at the time of the transaction. Income and expense items are translated using average monthly exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in “Accumulated other comprehensive income (loss)” in the consolidated balance sheets.

Segment Information

The Company determines its reporting units in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting. The Company evaluates a reporting unit by first identifying its operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has one operating segment and reporting unit. The Company operates in one reportable business segment; the Company is in the business of exploring, developing, mining, and the production of its uranium and vanadium resource properties, including the utilization of the Company’s Kinetic Separation technology in its mining processes. The Company is organized and operated as one business. Management reviews its business as a single operating segment, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed in the aggregate.

Cash

The Company considers all highly-liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2021 and 2020, the Company had no cash equivalents.

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

Restricted Cash

Certain cash balances are restricted as they relate to deposits with banks that have been assigned to state reclamation authorities in the United States to secure various reclamation guarantees with respect to mineral properties in Utah, Wyoming, and Colorado. As these funds are not available for general corporate purposes and secure the long term reclamation liability (see Note 4), they have been separately disclosed and classified as long-term for the majority of the Company’s mines. As of December 31, 2021 and 2020, the Company has determined that the Van 4 Mine is now considered to be in reclamation. The Company recognized the Van 4 Mine’s reclamation liability and its restricted cash in full on the Company’s consolidated balance sheet as current.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method, based upon the following estimated useful lives:

Equipment	5 years
Computer and related equipment	3 years
Software	7 years
Vehicles	5 years

For the years ended December 31, 2021 and 2020, the Company recorded depreciation expense of $20,380 and $10,628, respectively.

Revenue Recognition

The Company leases certain of its mineral properties for the exploration and production of oil and gas reserves. The Company accounts for lease revenue in accordance with the FASB ASC 842, Leases. Lease payments received in advance are deferred and recognized on a straight-line basis over the related lease term associated with the prepayment. Royalty payments are recognized as revenues based upon production.

Fair Values of Financial Instruments

The carrying amounts of cash, restricted cash, accounts payable, subscription payable, contingent consideration and accrued liabilities approximate their fair value due to the short-term nature of these instruments. Marketable securities are adjusted to fair value at each balance sheet date based on quoted prices which are considered level 1 inputs. The Company’s operating and financing activities are conducted primarily in United States dollars, and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and restricted cash but mitigates this risk by keeping these deposits at major financial institutions.

The FASB ASC 820, Fair Value Measurements and Disclosures, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies (continued)

Fair Values of Financial Instruments (continued)

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of December 31, 2021	$2,120	$-	$-

Marketable securities as of December 31, 2020	$2,405	$-	$-

Impairment of Long-Lived Assets

The Company reviews and evaluates its long-lived assets and Kinetic Separation technology for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected uranium prices (considering current and historical prices, trends, and related factors), production levels, operating costs of production, and capital, restoration and reclamation costs, based upon the projected remaining future uranium production from each project. The Company’s long-lived assets (which include its mineral assets and Kinetic Separation intellectual property) were acquired during the end of 2014 and in 2015 in arms-length transactions. As of December 31, 2021, the Company evaluated the total estimated future cash flows on an undiscounted basis for its mineral properties and Kinetic Separation intellectual property and determined that no impairment was deemed to exist. Estimates and assumptions used to assess recoverability of the Company’s long-lived assets and to measure fair value of our uranium properties are subject to risk uncertainty. Changes in these estimates and assumptions could result in the impairment of the Company’s long-lived assets. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

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

The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged in an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is more than 50 percent likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2021 and December 31, 2020, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2021 and 2020. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals, or material deviations from its position.

The Company has identified its federal Canadian and United States tax jurisdictions and its state tax jurisdictions in Colorado and Utah as its “major” tax jurisdictions, and such returns for the years 2017 through 2021 remain subject to examination.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies (continued)

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

In accordance with the FASB ASC 410, Asset Retirement and Environmental Obligations, the Company capitalizes the measured fair value of asset retirement obligations to mineral properties. The asset retirement obligations are accreted to an undiscounted value until the time at which they are expected to be settled. The accretion expense is charged to earnings and the actual retirement costs are recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

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

Stock-Based Compensation

The Company follows the FASB ASC 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the fair value of the stock or the fair value of the service, whichever is more readily measureable. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718. The fair value is charged to earnings depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to the Company. The Company records the grant date fair value in line with the period over which it was earned. For employees and consultants, this is typically considered to be the vesting period of the award. The Company estimates the expected forfeitures and updates the valuation accordingly.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies (continued)

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of diluted net loss per share for the years ended December 31, 2021 and 2020 excludes potentially dilutive securities. The computations of net loss per share for each year presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2021	2020
Warrants to purchase common shares	9,735,948	8,533,582
Options to purchase common shares	2,324,670	2,808,000
Total potentially dilutive securities	12,060,618	11,341,582

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying consolidated financial statements. The Company has adopted the recent accounting standards that are disclosed below.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For public business entities that meet the definition of an SEC filer, the standard was effective for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. For debt securities with other-than-temporary impairment, the guidance will be applied prospectively. Existing purchased credit impaired (“PCI”) assets will be grandfathered and classified as purchased credit deteriorated (“PCD”) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the non-credit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard became effective for the Company beginning January 1, 2020. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosure.

In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminated certain exceptions and changed guidance on other matters. The exceptions relate to the allocation of income taxes in separate company financial statements, tax accounting for equity method investments, and accounting for income taxes when the interim period year-to-date loss exceeds the anticipated full year loss. Changes relate to the accounting for franchise taxes that are income-based and non-income-based, determining if a step-up in tax basis is part of a business combination or if it is a separate transaction, when enacted tax law changes should be included in the annual effective tax rate computation, and the allocation of taxes in separate company financial statements to a legal entity that is not subject to income tax. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard, and it did not result in a material impact on its results of operations, financial position, cash flows, and related disclosures.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 - MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of December 31, 2021 include: The San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of December 31, 2021 include Hansen, North Hansen and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, and Wyoming. All of the mining assets represent properties which have previously been mined, to different degrees, for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mineral properties and equipment and kinetic separation intellectual property are:

	As of December 31,
	2021	2020
Mineral properties and equipment	$11,780,142	$11,735,522
Kinetic separation intellectual property	$9,488,051	$9,488,051

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

On June 23, 2020, the same entity, as discussed above, elected to extend the oil and gas lease easement for three additional years, commencing on the date the lease would have previously expired. During 2021, the operator completed all well development stages, and each of the eight (8) Blue Teal Fed wells commenced oil and gas production by mid-August 2021.

During the years ended December 31, 2021 and 2020 the Company recognized aggregate revenue of $272,142 and $54,620, respectively, under these oil and gas lease arrangements (See Note 14).

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 - MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY (CONTINUED)

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of December 31, 2021 and 2020, to be approximately $740,446 and $906,811, respectively. On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of December 31, 2021 and 2020 were $271,620 and $309,940, respectively. The gross reclamation liabilities as of December 31, 2021 and 2020 are secured by financial warranties in the amount of $740,446 and $906,811, respectively.

Reclamation liability activity for the years ended December 31, 2021 and 2020 consists of:

	For the Years Ended December 31,
	2021	2020
Beginning balance	$309,940	$294,228
Accretion	9,142	15,712
Discontinuation of reclamation liability	(47,462)	-
Ending Balance	$271,620	$309,940

During the first quarter of 2021, the Company received notice that its Ferris Haggerty property was no longer considered to be subject to reclamation treatment. The Company recorded a discontinuation of the Ferris Haggerty property’s present value of $2,669 during the first quarter 2021. On April 29, 2021, the Company moved the Ferris Haggerty $10,000 restricted cash deposit into its cash after receiving payment from the state of Wyoming. During the fourth quarter of 2021, the Company received notice from the State of Colorado that its surety release request on the Hansen Picnic Tree property had been approved, and as such, this property is no longer subject to reclamation treatment. As the property was not a current development priority, Western completed reclamation on the property. The Company recorded a discontinuation of the Hansen Picnic Tree property’s present value of $44,793 during the fourth quarter of 2021. On December 29, 2021, the Company moved the $154,936 restricted cash deposit into its cash after receiving payment from the state of Colorado.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 - MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY (CONTINUED)

Van 4 Mine Permitting Status

A prior owner of the Company’s Van 4 Mine had been granted a first Temporary Cessation from reclamation of the mine by the MLRB which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second, five-year Temporary Cessation for the Van 4 Mine. Thereafter, the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing must include all of the parties in the proceeding. The plaintiff organizations are seeking for the court to set aside the board order granting a second five-year Temporary Cessation period to PRM for the Van 4 Mine. The Colorado state Attorney General was defending this action in the Denver Colorado District Court. On May 8, 2018, the Denver Colorado District Court ruled in favor, whereby the additional five-year Temporary Cessation period was granted. The Plaintiffs appealed this ruling to the Colorado Court of Appeals, and on July 25, 2019 the ruling was reversed, ruling that the additional five-year Temporary Cessation period should not have been granted.

The MLRB and the Colorado Attorney General advised Western that it will not make an additional appeal of the ruling. Further, the time period for an appeal has passed. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 Mine into reclamation. On January 22, 2020, the MLRB held a hearing, and on March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, revoking the permit and ordering commencement of final reclamation, which must be completed within five years. The Company commenced reclamation of the Van 4 Mine, but progress has been delayed both by the novel coronavirus (“COVID-19”) restrictions and countywide fire and open flame restrictions. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. Our mining operations team has made significant progress on the reclamation as all surface structures have been disassembled and removed with the exception of the head frame.

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue was the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter was delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID-19 restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3 to 1 decision which acknowledged that the work completed at the Sunday Mine Complex under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to “Active” status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex as the mines had not been restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine Temporary Cessation status. In a unanimous vote, the MLRB approved Temporary Cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 10, 2020, the MLRB issued a board order which finalized the findings of the October 21, 2020 permit hearing. On November 6, 2020, the MLRB signed an order placing the five Sunday Mine Complex mine permits into Temporary Cessation. On November 12, 2020, a coalition of environmental groups (the “Plaintiffs”) filed a complaint against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz Mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz Mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiffs in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz Mine permit. The MLRB and the Company were to respond with an answer brief within 35 days on or before June 9, 2021, but instead sought a settlement. The judicial review process was delayed as extensions were put in place until August 20, 2021. A settlement was not reached, and the MLRB and the Company submitted answer briefs on August 20, 2021. The Plaintiff submitted a reply brief on September 10, 2021. On March 1, 2022, the Denver District Court reversed the MLRB’s orders regarding the Topaz Mine and remanded the case back to MLRB for further proceedings consistent with its order. The Company and the MRLB have until April 19, 2022 to appeal the Denver District Court’s ruling. The Company is also working toward the completion of an updated Topaz mine Plan of Operations which is a separate federal requirement of the BLM for the conduct of mining activities on federal land.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 - MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY (CONTINUED)

Kinetic Separation Intellectual Property

The Kinetic Separation intellectual property was acquired in Western’s acquisition of Black Range on September 16, 2015. Previously Black Range acquired its Kinetic Separation assets in the dissolution of a joint venture on March 17, 2015, through the acquisition of all the assets of the joint venture and received a 25-year license to utilize all of the patented and unpatented technology owned by the joint venture. The technology license agreement for patents and unpatented technology became effective as of March 17, 2015, for a period of 25 years, until March 16, 2040. There are no remaining license fee obligations, and there are no future royalties due under the agreement. The Company has the right to sub-license the technology to third parties. The Company may not sell or assign the Kinetic Separation license; however, the license could be transferred in the case of a sale of the Company. The Company has developed improvements to Kinetic Separation during the term of the license agreement and retains ownership of, and may obtain patent protection on, any such improvements developed by the Company.

The Kinetic Separation patent was filed on September 13, 2012 and granted on February 14, 2014 by the United States Patent Office. The patent is effective for a period of 20 years until September 13, 2032. This patent is supported by two provisional patent applications. The provisional patent applications expired after one year but were incorporated in the U.S. Patent by reference and claimed benefit prior to their expirations. The status of the patent and two provisional patent applications has not changed subsequent to the 2014 patent grant. The Company has the continued right to use any patented portion of the Kinetic Separation technology that enters the public domain subsequent to the patent expiration.

The Company anticipates Kinetic Separation will improve the efficiency of the mining and processing of the sandstone-hosted ore from Western’s conventional mines through the separation of waste from mineral bearing-ore, potentially reducing transportation, mill processing, and mill tailings costs. Kinetic Separation is not currently in use or being applied at any Company mines. The Company views Kinetic Separation as a cost saving technology, which it will seek to incorporate into ore production subsequent to commencing scaled production levels. There are also alternative applications, which the Company has explored.

NOTE 5 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of December 31,
	2021	2020
Trade accounts payable	$510,831	$347,017
Accrued liabilities	188,762	141,777
Total accounts payable and accrued liabilities	$699,593	$488,794

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 7– COMMITMENTS AND CONTINGENCIES

Supply Contract

In December 2015, the Company signed a uranium concentrates supply agreement with a major United States utility company for delivery commencing in 2018 and continuing for a five-year period through 2022. The Company and the major United States utility customer mutually agreed to cancel the Year 3 delivery, rather than pursue a partial assignment. There was no delivery during 2020. On March 8, 2021, the Company entered into an agreement with a third party to complete the Year 4 (2021) uranium concentrate delivery. The Company paid $78,000 in April 2021 to the assignee for which the assignee made the delivery in May 2021. This amount is included in settlement expense on the Company’s consolidated statement of operations and comprehensive loss. On April 13, 2022, in satisfaction of its Year 5 (2022) delivery obligation, the Company delivered 125,000 pounds of uranium concentrate (See Note 14).

Strategic Acquisition of Physical Uranium

On May 28, 2021, the Company executed a binding agreement to purchase 125,000 pounds of natural uranium concentrate at the market price. In December 2021, the Company paid $4,020,000 or $32.16 per pound, in connection with its full prepayment of the purchase price for 125,000 pounds of natural uranium concentrate. This uranium concentrate was delivered to the purchaser on April 13, 2022, pursuant to the terms of the aforementioned uranium concentrates supply agreement.

NOTE 8 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to ratably receive such dividends, if any, as may be declared by the board of directors, out of legally available funds. Upon the liquidation, dissolution, or winding down of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of December 31, 2021 and 2020, an unlimited number of common shares were authorized for issuance.

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

On December 17, 2021, the Company closed a non-brokered private placement of 372,966 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $596,746 (USD $434,973 in net proceeds). Each unit consisted of one Share plus one Warrant. Each Warrant entitled the holder to purchase one Share at a price of CAD $2.50 per Share for a period of three years following the closing date of the private placement. A total of 372,966 Shares and 372,966 Warrants were issued in the private placement.

Warrant Exercises

During the year ended December 31, 2021, an aggregate of 2,066,693 warrants were exercised for total gross proceeds of $2,004,864.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 8 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS (CONTINUED)

Incentive Stock Option Plan

The Company maintains an Incentive Stock Option Plan (the “Plan”) that permits the granting of stock options as incentive compensation. Shareholders of the Company approved the Plan on June 30, 2008 and amendments to the Plan on June 20, 2013. The board of directors approved additional changes to the Plan on September 12, 2015 and as of October 1, 2021.

The purpose of the Plan is to attract, retain, and motivate directors, management, staff, and consultants by providing them with the opportunity, through stock options, to acquire a proprietary interest in the Company and benefit from its growth.

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of December 31, 2021, a total of 39,073,122 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 3,907,312.

On October 1, 2021, the Company amended the Plan to allow for the cashless exercise of stock options, among other things.

During the year ended December 31, 2021, the Company issued 174,716 shares of common stock pursuant to the cashless exercise of 483,330 stock options.

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Weighted Average Grant Date Fair Value	Intrinsic Value
Outstanding – January 1, 2021	2,808,000	$1.42	2.43	$0.37	$33,782
Exercised	(483,330)	1.72	-	0.30	-
Outstanding – December 31, 2021	2,324,670	$1.35	1.67	$0.39	$528,714
Exercisable – December 31, 2021	2,324,670	$1.35	1.67	$0.39	$528,714

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Weighted Average Grant Date Fair Value	Intrinsic Value
Outstanding - January 1, 2020	2,208,000	$1.56	3.01	$0.41	-
Granted	600,000	0.76	4.52	0.76	-
Expired, forfeited, or cancelled	-	-		-	-
Outstanding – December 31, 2020	2,808,000	$1.42	2.43	$0.37	$33,782
Exercisable – December 31, 2020	2,808,000	$1.42	2.43	$0.37	$33,782

The Company’s stock-based compensation expense related to stock options for the years ended December 31, 2021 and 2020 was $0 and $204,808, respectively, which is included in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive loss. As of December 31, 2021, the Company had $0 in unamortized stock option expense.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 8 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS (CONTINUED)

Stock Options, continued

The Company utilized the Black-Scholes option pricing model to determine the fair value of these stock options, using the assumptions as outlined below.

	January 6, 2020
Stock Price	CAD $	1.03
Exercise Price	CAD $	1.03
Number of Options Granted		600,000
Dividend Yield		0%
Expected Volatility		90.5%
Weighted Average Risk-Free Interest Rate		1.61%
Expected life (in years)		2.6

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value

Outstanding - January 1, 2020	8,602,913	$1.51	-	-
Issued	-	-	-	-
Expired	(69,331)	0.86	-	-
Outstanding – December 31, 2020	8,533,582	$1.54	0.82	$-
Exercisable – December 31, 2020	8,533,582	$1.54	0.82	$-

Outstanding –January 1, 2021	8,533,582	$1.54	0.82	-
Issued	6,916,206	0.88	-	-
Expired	(3,647,147)	1.84	-	-
Exercised	(2,066,693)	0.95	-	-
Outstanding –December 31, 2021	9,735,948	$1.09	1.49	$3,799,606
Exercisable –December 31, 2021	9,735,948	$1.09	1.49	$3,799,606

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 8 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS (CONTINUED)

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

Note 9 - Mining Expenditures

	For the Years Ended December 31,
	2021	2020
Permits	$134,261	$112,730
Mining costs	578,034	275,331
Royalties	5,362	5,121
	$717,657	$393,182

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 10 - Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $362,794 as of December 31, 2021) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $362,794 and $392,086 as of December 31, 2021 and 2020, respectively.

The Company also owes Mr. Glasier reimbursable expenses in the amount of $65,753 as of December 31, 2021.

Note 11 – Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
Deferred tax assets:	2021	2020
Net operating loss carryovers	$5,815,866	$5,228,266
Marketable securities	15,720	15,650
Accrued expenses	46,604	78,600
Deferred tax assets, gross	5,878,190	5,322,516

Less: valuation allowance	(3,488,821)	(2,997,084)
Deferred tax assets, net	2,389,369	2,325,432

Deferred tax liabilities:
Property and equipment	(5,098,256)	(5,034,319)

Deferred tax liabilities, net	$(2,708,887)	$(2,708,887)

The change in the Company’s valuation allowance is as follows:

	For the Years Ended December 31,
	2021	2020
Beginning of year	$2,997,084	$2,427,665
Increase in valuation allowance	491,737	569,419
End of year	$3,488,821	$2,997,084

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 11 – Income Taxes (CONTINUED)

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory federal income tax rate to income from operations before the provision for income taxes is as follows:

	For the Years Ended December 31,
	2021	2020
U.S. federal statutory rate	(21.0)%	(21.0)%
State and foreign taxes	(3.8)%	(3.8)%
Permanent differences
Non-deductible expenses	0%	2.0%
Valuation allowance	24.8%	22.8%
Effective income tax rate	0%	0%

The Company has net operating loss carryovers of approximately $23,451,072 for federal and state income tax purposes and net operating loss carryovers of $12,104,429 for Canadian provincial tax purposes which begin to expire in 2026. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company.

Based on losses from inception, the Company determined that as of December 31, 2021 it is more likely than not that the Company will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a valuation allowance against the deferred tax assets was required of $3,488,821 and $2,997,084 as of December 31, 2021 and 2020, respectively.

Internal Revenue Code (“IRC”) Section 382 imposes limitations on the use of net operating loss carryovers when the share ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis over a period of three years by more than 50 percentage points. Management cannot control any ownership changes that occur. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. The Company has analyzed the issuances of common shares during the years ended December 31, 2021 and 2020 and does not believe such change of control occurred. If such ownership change under IRC section 382 had occurred, such change would substantially limit the Company’s ability to utilize its net operating loss carryforwards in the future.

NOTE 12 – FINANCIAL INSTRUMENTS

Fair Values

The Company’s financial instruments consist of cash, restricted cash, accounts payable, contingent consideration and accrued liabilities. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s financial instruments also incorporate marketable securities that are adjusted to fair value at each balance sheet date based on quoted prices which are considered level 1 inputs. The reclamation deposits, which are reflected in restricted cash on the consolidated balance sheets, are deposits mainly invested in certificates of deposit at major financial institutions, and their fair values are estimated to approximate their carrying values. There were no transfers of financial instruments between Levels 1, 2, and 3 during the years ended December 31, 2021 and 2020.

Foreign Currency Risk

Foreign currency risk is the risk that changes in the rates of exchange on foreign currencies will impact the financial position or cash flows of the Company. The Company’s reporting currency is the United States dollar. The functional currency for Western standalone entity is the Canadian dollar. The Company is exposed to foreign currency risks in relation to certain activity that is to be settled in Canadian funds. Management monitors its foreign currency exposure regularly to minimize the risk of an adverse impact on its cash flows.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 12 – FINANCIAL INSTRUMENTS (CONTINUED)

Liquidity Risk

Liquidity risk is the risk that the Company’s consolidated cash flows from operations will not be sufficient for the Company to continue operating and discharge is liabilities. The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to obtain financing, either in the form of debt or equity, or achieve profitable operations in order to satisfy its liabilities as they come due. As of December 31, 2021, the Company had a working capital of $4,492,169 and cash on hand of $880,821.

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

Note 13 – COVID-19

The world has been, and continues to be, impacted by COVID-19 pandemic. COVID-19, and measures to prevent its spread, impacted our business in a number of ways. The impact of these disruptions and the extent of their adverse impact on the Company’s financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unpredictable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations. To date, COVID-19 has primarily caused Western delays in reporting, regulatory matters, and operations. Most notably, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex in August 2020 as the mines had not been restarted within the 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. The Van 4 Mine reclamation process was delayed because of COVID-19 pandemic lockdowns. The need to observe quarantine periods also caused a limited loss of manpower and delay to the 2021/2022 Sunday Mine Complex project. The COVID-19 pandemic has also limited Western’s participation in industry and investor conference events during 2020 and 2021. The Company is continuing to monitor COVID-19 and its subvariants and the potential impact of the pandemic on the Company’s operations.

NOTE 14 – SUBSEQUENT EVENTS

Private Placement

On January 20, 2022, the Company closed a non-brokered private placement of 2,495,575 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $3,992,920. Each unit consisted of one Share plus one Warrant. Each Warrant entitled the holder to purchase one Share at a price of CAD $2.50 per Share for a period of three years following the closing date of the private placement. A total of 2,495,575 Shares and 2,495,575 Warrants were issued in the private placement.

Oil and Gas Royalty

On January 31, 2022, the operator of the Weld County Colorado oil and gas pooled trust issued the first cumulative royalty payment check in the amount of $207,552 for August 2021 through December 2021 sales. Royalty checks will subsequently be received monthly. For the year ended December 31, 2021, this revenue was recognized within lease and royalty revenue on the consolidated statements of operations and comprehensive loss. As of December 31, 2021, this amount was included within other current assets on the consolidated balance sheets.

Uranium Supply Agreement Delivery

On April 13, 2022, in satisfaction of the Year 5 delivery under its supply contract, the Company delivered 125,000 lbs of uranium concentrate from its prepaid uranium concentrate inventory. This delivery of uranium concentrate resulted in a sale of $7,130,000, at a price of approximately $57 per pound. The Company expects to receive the cash from this sale in May 2022.

Exercise of Warrants

Subsequent to December 31, 2021 through April 13, 2022, the Company received CAD $2,272,610 and issued 1,352,947 shares of common stock pursuant to the exercise of warrants.