Form 10-Q
period 2022-03-31
Western Uranium & Vanadium Corp.
filed 2022-05-20
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 19, 2022, 43,314,644 of the registrant’s no par value common shares were outstanding

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in USD)

(Unaudited)

	As of
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$2,798,217	$880,821
Restricted cash, current portion	75,057	75,057
Prepaid uranium concentrate inventory	4,140,459	4,085,723
Prepaid expenses	359,582	153,701
Marketable securities	1,739	2,120
Other current assets	117,958	264,039
Total current assets	7,493,012	5,461,461

Restricted cash, net of current portion	665,389	665,389
Mineral properties and equipment, net	12,144,135	11,780,142
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$29,790,587	$27,395,043

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$504,256	$699,593
Reclamation liability, current portion	75,057	75,057
Subscription payable	-	146,177
Deferred revenue, current portion	64,620	48,465
Total current liabilities	643,933	969,292

Reclamation liability, net of current portion	199,140	196,563
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	374,499	362,794
Deferred revenue, net of current portion	27,705	60,015

Total liabilities	3,954,164	4,297,551

Commitments and Contingencies (Note 6)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 41,837,207 and39,073,428 shares issued as of March 31, 2022 and December 31, 2021, respectively, and 41,836,901 and 39,073,122 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	40,051,383	36,195,510
Treasury shares, 306 shares held in treasury as of March 31, 2022 and December 31, 2021	-	-
Accumulated deficit	(14,335,099)	(13,161,496)
Accumulated other comprehensive income	120,139	63,478
Total shareholders’ equity	25,836,423	23,097,492
Total liabilities and shareholders’ equity	$29,790,587	$27,395,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues
Lease and royalty revenue	$156,226	$16,155

Expenses
Mining expenditures	289,038	47,859
Professional fees	136,060	46,387
General and administrative	863,062	211,181
Consulting fees	39,512	-
Total operating expenses	1,327,672	305,427

Operating loss	(1,171,446)	(289,272)

Accretion and interest	2,157	2,342

Net loss	(1,173,603)	(291,614)

Other comprehensive income
Foreign exchange gain	56,661	44,964

Comprehensive loss	$(1,116,942)	$(246,650)

Net loss per share - basic and diluted	$(0.03)	$(0.01)

Weighted average shares outstanding, basic and diluted	41,054,767	32,707,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

(Unaudited)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total

Balance as of January 1, 2022	39,073,122	$36,195,510	306	$-	$(13,161,496)	$63,478	$23,097,492

Private placement - January 20, 2022	2,495,575	3,011,878	-	-	-	-	3,011,878
Stock based compensation - stock options	-	502,145	-	-	-	-	502,145
Proceeds from exercise of warrants	268,204	341,850	-	-	-	-	341,850
Foreign exchange gain	-	-	-	-	-	56,661	56,661
Net loss	-	-	-	-	(1,173,603)	-	(1,173,603)

Balance as of March 31, 2022	41,836,901	$40,051,383	306	$-	$(14,335,099)	$120,139	$25,836,423

Balance as of January 1, 2021	30,083,747	$29,886,367	306	$-	$(11,087,459)	$(25,542)	$18,773,366
Private placement - February 16, 2021	3,250,000	1,950,509	-	-	-	-	1,950,509
Private placement - March 1, 2021	3,125,000	1,918,797	-	-	-	-	1,918,797
Foreign exchange gain	-	-	-	-	-	44,964	44,964
Net loss	-	-	-	-	(291,614)	-	(291,614)

Balance as of March 31, 2021	36,458,747	$33,755,673	306	$-	$(11,379,073)	$19,422	$22,396,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(1,173,603)	$(291,614)
Reconciliation of net loss to cash used in operating activities:
Depreciation	5,908	2,657
Accretion of reclamation liability	2,577	2,758
Stock based compensation	495,120	-
Change in marketable securities	381	(84)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(59,800)	16,724
Accounts payable and accrued liabilities	(195,338)	4,901
Subscription payable	(146,177)	-
Reclamation liability	-	(2,669)
Deferred revenue	(16,155)	(16,155)
Net cash used in operating activities	(1,087,087)	(283,482)

Cash Flows From Investing Activities
Purchase of property and equipment	(369,900)	(65,000)
Net cash used in investing activities	(369,900)	(65,000)

Cash Flows From Financing Activities
Proceeds from warrant exercises	341,850	-
Issuances of Common shares, net of offering costs	3,011,878	3,869,306
Net cash provided by financing activities	3,353,728	3,869,306

Effect of foreign exchange rate on cash	20,655	33,723

Net increase in cash and restricted cash	1,917,396	3,554,547

Cash and restricted cash - beginning	1,621,267	1,472,061

Cash and restricted cash - ending	$3,538,663	$5,026,608

Cash	$2,798,217	$4,119,776
Restricted cash, current portion	75,057	906,832
Restricted cash, noncurrent	665,389	-
Total	$3,538,663	$5,026,608

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

Note 2 – Liquidity and going concern

The Company has incurred continuing losses from its operations and negative operating cash flows from operations. As of March 31, 2022, the Company had an accumulated deficit of $14,335,099 and working capital of $6,849,079.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. On January 20, 2022, the Company closed a non-brokered private placement of 2,495,575 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $3,992,920 (USD $3,011,878 in net proceeds). During the three months ended March 31, 2022, the Company received $341,850 in proceeds from the exercise of warrants.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required U.S. GAAP. However, in the opinion of management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2021, as filed with the SEC on April 15, 2022. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2022.

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

Production stage issuers, as defined in subpart 1300 of Regulation S-K, having engaged in material extraction of established mineral reserves on at least one material property, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. The Company is an exploration stage issuer, which has resulted in the Company reporting larger losses than if it had been in the production stage due to the expensing, instead of capitalizing, of expenditures relating to ongoing mine development and extraction activities. Additionally, there would be no corresponding amortization allocated to future reporting periods of the Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if the Company had been in the production stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, the Company’s condensed consolidated financial statements may not be directly comparable to the financial statements of companies in the production stage. Western will not be eligible to become a production stage issuer, and will remain an exploration stage issuer, until such time as mineral reserves are established on at least one material property.

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

Foreign Currency Translation

The reporting currency of the Company, including its subsidiaries, is the United States dollar. The financial statements of subsidiaries located outside of the U.S. are measured in their functional currency, which is the local currency. The functional currency of the parent (Western Uranium & Vanadium Corp. (Ontario)) is the Canadian dollar. Monetary assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Transactions denominated in currencies other than the functional currency are recorded based on the exchange rates at the time of the transaction. Income and expense items are translated using average monthly exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in “Accumulated other comprehensive income” in the condensed consolidated balance sheets.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Fair Values of Financial Instruments (continued)

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of March 31, 2022	$1,739	$-	$-

Marketable securities as of December 31, 2021	$2,120	$-	$-

Stock-Based Compensation

The Company follows the FASB ASC 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the fair value of the stock or the fair value of the service, whichever is more readily measurable. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718. The fair value is charged to earnings depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to the Company. The Company records the grant date fair value in line with the period over which it was earned. For employees and consultants, this is typically considered to be the vesting period of the award. The Company recognizes forfeitures at the time forfeitures occur.

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of diluted net loss per share for the three months ended March 31, 2022 and 2021 excludes potentially dilutive securities. The computations of net loss per share for each of the three months presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2022	2021
Warrants to purchase common shares	11,351,080	14,526,119
Options to purchase common shares	3,108,000	2,808,000
Total potentially dilutive securities	14,459,080	17,334,119

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of March 31, 2022 include: The San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of March 31, 2022include Hansen, North Hansen and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, and Wyoming. All of the mining assets represent properties which have previously been mined, to different degrees, for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mineral properties and equipment and kinetic separation intellectual property are:

	As of March 31, 2022	As of December 31, 2021
Mineral properties and equipment	$12,144,135	$11,780,142
Kinetic separation intellectual property	$9,488,051	$9,488,051

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

On June 23, 2020, the same entity, as discussed above, elected to extend the oil and gas lease easement for three additional years, commencing on the date the lease would have previously expired. During 2021, the operator completed all well development stages, and each of the eight (8) Blue Teal Fed wells commenced oil and gas production by mid-August 2021. On January 31, 2022, the operator of the Weld County Colorado oil and gas pooled trust issued the first cumulative royalty payment check in the amount of $207,552 for August 2021 through December 2021 sales which was recognized as income in the fourth quarter of 2021.

During the three months ended March 31, 2022 and 2021, the Company recognized aggregate revenue of $156,226 and $16,155, respectively, under these oil and gas lease arrangements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY, CONTINUED

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of March 31, 2022 and December 31, 2021, to be approximately $740,446 and $740,446, respectively. On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of March 31, 2022 and December 31, 2021 were $274,197 and $271,620, respectively. The gross reclamation liabilities as of March 31, 2022 and December 31, 2021 are secured by financial warranties in the amount of $740,446 and $740,446, respectively.

Reclamation liability activity for the three months ended March 31, 2022 and 2021 consists of:

	For the Three Months Ended March 31,
	2022	2021
Beginning balance	$271,620	$309,940
Accretion	2,577	2,758
Discontinuation of reclamation liability	-	(2,669)
Ending Balance	$274,197	$310,029

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY, CONTINUED

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue was the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter was delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID-19 restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3 to 1 decision which acknowledged that the work completed at the Sunday Mine Complex under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to “Active” status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex as the mines had not been restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine Temporary Cessation status. In a unanimous vote, the MLRB approved Temporary Cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 10, 2020, the MLRB issued a board order which finalized the findings of the October 21, 2020 permit hearing. On November 6, 2020, the MLRB signed an order placing the five Sunday Mine Complex mine permits into Temporary Cessation. On November 12, 2020, a coalition of environmental groups (the “Plaintiffs”) filed a complaint against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz Mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz Mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiffs in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz Mine permit. The MLRB and the Company were to respond with an answer brief within 35 days on or before June 9, 2021, but instead sought a settlement. The judicial review process was delayed as extensions were put in place until August 20, 2021. A settlement was not reached, and the MLRB and the Company submitted answer briefs on August 20, 2021. The Plaintiff submitted a reply brief on September 10, 2021. On March 1, 2022, the Denver District Court reversed the MLRB’s orders regarding the Topaz Mine and remanded the case back to MLRB for further proceedings consistent with its order. The Company and the MLRB had until April 19, 2022 to appeal the Denver District Court’s ruling. Neither the Company nor the MLRB appealed the Denver District Court ruling. Western anticipates receiving an MLRB board order of reclamation for the Topaz Mine in June/July 2022. The Company is continuing to work toward the completion of an updated Topaz Mine Plan of Operations which is a separate federal requirement of the BLM for the conduct of mining activities on federal land that has precluded the Company from commencing active mining operations at the Topaz Mine.

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

Mining Equipment Purchases

During the three months ended March 31, 2022 and 2021, Western purchased $369,900 and $65,000, respectively, in mining equipment and vehicles.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of
	March 31, 2022	December 31, 2021
Trade accounts payable	$340,265	$510,831
Accrued liabilities	163,991	188,762
Total accounts payable and accrued liabilities	$504,256	$699,593

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Supply Contract

In December 2015, the Company signed a uranium concentrates supply agreement with a major United States utility company for delivery commencing in 2018 and continuing for a five-year period through 2022. On March 8, 2021, the Company entered into an agreement with a third party to complete the Year 4 (2021) uranium concentrate delivery. The Company paid $78,000 in April 2021 to the assignee for which the assignee made the delivery in May 2021. In April 2022, in satisfaction of the Year 5 delivery under its supply contract, the Company delivered 125,000 lbs of uranium concentrate from its prepaid uranium concentrate inventory. This delivery of uranium concentrate resulted in a sale of $7,130,000, at a price of $57.04 per pound. In May 2022, the Company received the cash proceeds from this sale (See note 11).

Strategic Acquisition of Physical Uranium

In May 2021, the Company executed a binding agreement to purchase 125,000 pounds of natural uranium concentrate at $32.16 per pound. In December 2021, the Company paid $4,020,000, in connection with its full prepayment of the purchase price for 125,000 pounds of natural uranium concentrate. This uranium concentrate was subsequently delivered under the terms of the aforementioned uranium concentrates supply agreement in April 2022.

NOTE 7 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to ratably receive such dividends, if any, as may be declared by the board of directors, out of legally available funds. Upon the liquidation, dissolution, or winding down of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of March 31, 2022 and December 31, 2021, an unlimited number of common shares were authorized for issuance.

Private Placements

On January 20, 2022, the Company closed a non-brokered private placement of 2,495,575 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $3,992,920 (USD $3,011,878 in net proceeds). Each unit consisted of one common share of Western (a “Share”) plus one common share purchase warrant of Western (a “Warrant”). Each Warrant entitled the holder to purchase one Share at a price of CAD $2.50 per Share for a period of three years following the closing date of the private placement. A total of 2,495,575 Shares and 2,495,575 Warrants were issued in the private placement.

Warrant Exercises

During the three months ended March 31, 2022, an aggregate of 268,204 warrants were exercised for total gross proceeds of $341,850.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 7 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of March 31, 2022, a total of 41,836,901 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 4,183,690.

Stock Options

On February 10, 2022, the Company granted options under the Plan for the purchase of an aggregate of 900,000 common shares to five individuals consisting of directors and officers of the Company. The options have a five year term, an exercise price of CAD $1.76 (US $1.41 as of March 31, 2022) and vest equally in thirds commencing initially on the date of grant and thereafter on April 1, 2022, and July 1, 2022.

The Company utilized the Black-Scholes option pricing model to determine the fair value of these stock options, using the assumptions as outlined below.

	February 10, 2022
Stock Price	CAD $	1.76
Exercise Price	CAD $	1.76
Number of Options Granted		900,000
Dividend Yield		0%
Expected Volatility		103.3%
Weighted Average Risk-Free Interest Rate		1.61%
Expected life (in years)		2.6

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Weighted Average Grant Date Fair Value	Intrinsic Value
Outstanding – January 1, 2022	2,324,670	$1.35	1.67	$0.39	$528,714
Granted	900,000	1.41	-	0.84
Expired	(116,670)	2.00	-	0.27	-
Outstanding – March 31, 2022	3,108,000	$1.37	2.65	$0.52	$2,291,370
Exercisable – March 31, 2022	2,508,000	$1.36	2.06	$0.45	$1,873,388

The Company’s stock-based compensation expense related to stock options for the three months ended March 31, 2022 and 2020 was $495,120 and $0, respectively, which is included in general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive loss. As of March 31, 2022 and December 31, 2021, the Company had $251,074 and $0 in unamortized stock option expense, respectively.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 7 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value

Outstanding - January 1, 2022	9,735,948	$1.09	1.49	3,799,606
Issued	2,517,760	2.00	-	-
Exercised	(268,204)	1.28	-	-
Expired	(634,424)	2.60	-	-
Outstanding – March31, 2022	11,351,080	$1.29	1.76	$9,278,920
Exercisable – March31, 2022	11,351,080	$1.29	1.76	$9,278,920

Note 8 – Mining Expenditures

	For the Three Months Ended March 31,
	2022	2021
Permits	$27,767	$40,724
Mining costs	259,870	5,976
Royalties	1,401	1,159
	$289,038	$47,859

NOTE 9 – Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $374,499 as of March 31, 2022) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $374,499 and $362,794 as of March 31, 2022 and December 31, 2021, respectively.

The Company also owed Mr. Glasier reimbursable expenses in the amount of $21,000 and $65,753 as of March 31, 2022 and December 31, 2021, respectively.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 10 – COVID-19

The world has been, and continues to be, impacted by the COVID-19 pandemic. COVID-19, and measures to prevent its spread, impacted our business in a number of ways. The impact of these disruptions and the extent of their adverse impact on the Company’s financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unpredictable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations. To date, COVID-19 has primarily caused Western delays in reporting, regulatory matters, and operations. Most notably, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex in August 2020 as the mines had not been restarted within the 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. The Van 4 Mine reclamation process was delayed because of COVID-19 pandemic lockdowns. The need to observe quarantine periods also caused a limited loss of manpower and delay to the 2021/2022 Sunday Mine Complex project. The COVID-19 pandemic has limited and continues to limit Western’s participation in industry and investor conference events. The Company is continuing to monitor COVID-19 and its subvariants and the potential impact of the pandemic on the Company’s operations.

NOTE 11 – SUBSEQUENT EVENTS

Exercise of Warrants

Subsequent to March 31, 2022 and through May 19, 2022, the Company received CAD $2,598,860 and issued 1,477,743 shares of common stock pursuant to the exercise of warrants.

Sale of Prepaid Uranium Concentrate Inventory

In May 2022 prior to the release of March 31, 2022 financial reporting, the Company received $7,130,000 related to the sale of its prepaid uranium concentrate inventory in connection with its supply contract.

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

The forward-looking statements contained or incorporated by reference in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of each such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Item 2 of Part I and Item 1A of Part II of this quarterly report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

On August 18, 2014, the Company closed on the purchase of certain mining properties in Colorado and Utah from Energy Fuels Holding Corp. Assets purchased included both owned and leased lands in Utah and Colorado, and all represent properties that have been previously mined for uranium to varying degrees in the past. The acquisition included the purchase of the Sunday Mine Complex. The Sunday Mine Complex is located in western San Miguel County, Colorado. The complex consists of the following five individual mines: the Sunday mine, the Carnation mine, the Saint Jude mine, the West Sunday mine and the Topaz Mine. The operation of each of these mines requires a separate permit, and all such permits have been obtained by Western and are currently valid. In addition, each of the mines has good access to a paved highway, electric power to existing declines, office/storage/shop and change buildings, and an extensive underground haulage development with several vent shafts complete with exhaust fans. The Sunday Mine Complex is the Company’s core resource property and in July 2021 was assigned “Active” status when mining operations were restarted.

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

January 2022 Private Placement

On January 20, 2022, the Company closed on a non-brokered private placement of 2,495,575 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $3,992,920. Each unit consisted of one common share of Western plus one common share purchase warrant of Western. Each warrant entitled the holder to purchase one common share at a price of CAD $2.50 per share for a period of three years following the closing date of the private placement. A total of 2,495,575 common shares and 2,495,575 warrants were issued in the private placement.

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

Due to the success of the first 8 wells, the operator has decided to develop a second set of 8 wells within Western’s royalty area during 2022. During May 2022, the operator completed drilling all 8 of the new wells; the next oil well production stages will follow in the same sequence as the 2021 wellfield development.

During the three months ended March 31, 2022 and 2021 the Company recognized aggregate revenue of $156,226 and $16,155, respectively, under these oil and gas lease arrangements. On January 31, 2022, the operator of the Weld County Colorado oil and gas pooled trust issued the first cumulative royalty payment in the amount of $207,552 for August 2021 through December 2021 sales, which was recognized as income in the fourth quarter of 2021.

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

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue was the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter was delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID-19 restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3-to-1 decision which acknowledged that the work completed at the Sunday Mine Complex under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to “Active” status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex as the mines had not been restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine Temporary Cessation status. In a unanimous vote, the MLRB approved Temporary Cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 12, 2020, a coalition of environmental groups filed a lawsuit against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiff in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz mine permit. The MLRB and the Company were to respond with an answer brief within 35 days on or before June 9, 2021, but instead sought a settlement. The judicial review process was delayed as extensions were put in place until August 20, 2021. A settlement was not reached and the MLRB and the Company submitted answer briefs on August 20, 2021. The Plaintiff submitted a reply brief on September 10, 2021. On March 1, 2022, the Denver District Court reversed the MLRB’s orders regarding the Topaz Mine and remanded the case back to MLRB for further proceedings consistent with its order. The Company and the MLRB had until April 19, 2022 to appeal the Denver District Court’s ruling. Neither the Company nor the MLRB appealed the Denver District Court ruling. Western anticipates receiving an MLRB board order of reclamation for the Topaz Mine in June/July 2022. The Company is continuing to work toward the completion of an updated Topaz Mine Plan of Operations which is a separate federal requirement of the BLM for the conduct of mining activities on federal land that has precluded the Company from commencing active mining operations at the Topaz Mine.

Sunday Mine Complex Project 2021 Restart

The SMC project entailed the development of multiple SMC ore bodies and involves a shift in the base of operations from the St. Jude Mine (2019) to the Sunday Mine (2021). Underground development began in August following mine ventilation, power upgrades, and increasing explosive capabilities. The first target was the extension of the drift (tunnel) 150 feet to reach the first surface exploration drill hole to access the GMG Ore Body (GMG). Early results were positive as drilling toward the GMG resulted in the location of ore-grade material within thirty feet of the existing mine workings. Notably, only limited exploration drilling has been done in this area due to the mountainous terrain on the surface above. As drifting proceeded, very high-grade ore continued to be intersected through the drift path and on both sides of the drift. As a result, the team shifted from development to mining. From December 2021 to March 2022, over 3,000 tons of high-grade uranium/vanadium ore was mined from the drift. The mining contractor calculated grades based upon on site scintillometer readings.

At the end of March 2022, the mining contractor engaged by Western decided to retire from contract mining operations. As a result of this decision, Western will take over the mining operations and has acquired a full complement of mining equipment. The equipment is being prepared for operations and upgrades to mine ventilation, support buildings and infrastructure are underway. Further mine development and ore production is targeted for resumption in thesummer after upgrades are completed. Western’s mining team will be expanded to facilitate mine development and full ore production.

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

In December 2020, U.S. Congress passed the “COVID-Relief and Omnibus Spending Bill,” which included $75 million for the establishment of a strategic U.S. Uranium Reserve. The Biden-Harris Administration has rolled the 2021 funding into its 2022 fiscal year budget to continue this initiative. In July 2021, the uranium Section 232 report was publicly released. The report concluded that uranium imports were “weakening our internal economy” and “threaten to impair the national security” and recommended immediate actions to “enable U.S. producers to recapture and sustain a market share of U.S. uranium consumption”. The DoE continues to work on establishing the parameters of the program and in August 2021, the DoE put out a Request for Information (RFI) to obtain additional comments related to the establishment of the DoE’s Uranium Reserve program. On October 13, 2021, Western submitted a response to the Request for Information: Establishment of the Uranium Reserve Program to the DoE’s National Nuclear Security Administration.

The Russian invasion of Ukraine has fast tracked the Uranium Reserve Program. On May 5, 2022, the U.S. Secretary of Energy Jennifer Granholm’s testified before the Senate Committee on Energy and Natural Resources that the DoE “would make direct purchases of domestically mined and converted uranium this calendar year to establish a strategic uranium reserve”. Secretary Granholm’s comments make clear that the U.S. is thinking larger. Granholm stated that “We should not be sending any money to Russia for any American energy or for any other reason,” and “if we move away from Russia right away, we want to make sure we have the ability to continue to keep the fleet afloat.” To accomplish this she further disclosed that the DoE is “developing a full-on uranium strategy that’s going through the interagency process.”

In February, Russia invaded Ukraine commencing a war between the two countries. Russia is a major global energy supplier and both countries are top ten uranium producers, and Russia is a global leader in nuclear fuel services. Thus, these actions caused a surge in energy prices. On the day prior to the invasion, the spot price of uranium was less than $44/lbs and it increased to a decade high peak of over $63/lbs, before subsequently declining below $50/lbs spot prices. Russia’s invasion of Ukraine has called into question their role and future participation in the nuclear fuel cycle. Russia has been the target of unprecedented economic sanctions which have created bottlenecks of Russian exports, including nuclear fuel. In spite of a large global dependence, nuclear fuel purchasers are continuing to diversify away from Russian nuclear fuel. As a result of these new realities, the U.S. Congress is considering both sanctions and multiple pieces of legislation focusing on prohibiting the importation of Russian uranium and nuclear fuel, which is likely to benefit the U.S. domestic mining industry. Further, there remains the possibility that Russia might reverse-sanction the United States and not make nuclear fuel deliveries.

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

The Harris-Biden Administration has shifted its focus toward the Russia/Ukraine conflict and the implementation of multiple rounds of sanctions, participating in the international response, and providing support. The DoE has been outspoken and is working hard at creating nuclear fuel solutions to address the current dependence and promote a geopolitical realignment of the nuclear fuel cycle away from Russia.

Strategic Acquisition of Physical Uranium

In May 2021, the Company executed a binding agreement to purchase 125,000 pounds of natural uranium concentrate at $32.16 per pound. In December 2021, the Company paid $4,020,000 in connection with its full prepayment of the purchase price for 125,000 pounds of natural uranium concentrate. This uranium concentrate was subsequently delivered under the terms of the uranium supply agreement in April 2022.

Uranium Supply Agreement Delivery

In April 2022, in satisfaction of the Year 5 delivery under its supply contract, the Company delivered 125,000 lbs of uranium concentrate from its prepaid uranium concentrate inventory. This delivery of uranium concentrate resulted in a sale of $7,130,000, at a price of $57.04 per pound. In May 2022, the Company received the cash proceeds from this sale.

Sprott Physical Uranium Trust

The Sprott Physical Uranium Trust (U.UN) (the “Trust”) took over the former Uranium Participation Corp. (U.TO) and launched an at-the-market program (ATM) on August 17, 2021 to raise capital for the closed-ended trust. Since the inception of the ATM program, the Trust has bought significant quantities of uranium causing spot prices to increase. The New York Stock Exchange (NYSE) declined the U.S. listing application for the anticipated Sprott U.S. physical uranium trust vehicle. Sprott has stated that they do not have an intent to further pursue a listing on a US exchange “in the near term.” Since the Trust was launched it has purchased in excess of 37 million pounds of uranium, and Sprott has grown the Canadian listed vehicle to ~ $3 billion.

Due to Sprott’s success a clone physical uranium fund was launched on May 12, 2022. The ANU Energy OEIC Ltd fund raised over $75 million dollars in a private placement and has made its first uranium purchase. Kazatomprom, the world’s largest producer of uranium is a strategic investor and uranium supplier to ANU Energy. Kazatomprom has made the first uranium delivery at Cameco’s Port Hope conversion facility.

COVID-19

The world has been, and continues to be, impacted by the novel coronavirus (“COVID-19”) pandemic. COVID-19, and measures to prevent its spread, impacted our business in a number of ways. The impact of these disruptions and the extent of their adverse impact on the Company’s financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unpredictable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations. To date, COVID-19 has primarily caused Western delays in reporting, regulatory matters, and operations. Most notably, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex in August 2020 as the mines had not been restarted within the 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. The Van 4 Mine reclamation process was delayed because of COVID-19 pandemic lockdowns. The need to observe quarantine periods also caused a limited loss of manpower and delay to the 2021 / 2022 Sunday Mine Complex project. The COVID-19 pandemic has limited and continues to limit Western’s participation in industry and investor conference events. The Company is continuing to monitor COVID-19 and its subvariants and the potential impact of the pandemic on the Company’s operations.

Results of Operations

	For the Three Months Ended March 31,
	2022	2021
Revenue
Lease and royalty revenue	$156,226	$16,155

Expenses
Mining expenditures	289,038	47,859
Professional fees	136,060	46,387
General and administrative	863,062	211,181
Consulting fees	39,512	-
Total operating expenses	1,327,672	305,427

Operating loss	(1,171,446)	(289,272)

Accretion and interest	2,157	2,342

Net loss	(1,173,603)	(291,614)

Other Comprehensive income
Foreign exchange gain	56,661	44,964

Comprehensive Loss	(1,116,942)	(246,650)

Net loss per share - basic and diluted	$(0.03)	$(0.01)

Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021

Summary:

Our consolidated net loss for the three months ended March 31, 2022 and 2021 was $1,173,603 and $291,614 or $0.03 and $0.01 per share, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the three months ended March 31, 2022 and 2021 was $1,116,942 and $246,650, respectively.

Revenue

Our revenue for the three months ended March 31, 2022 and 2021 was $156,226 and $16,155, respectively. This revenue resulted from lease revenue pursuant to a July 18, 2017 oil and gas lease agreement, which was extended for an additional three years in 2020 at a 150% increased rate. The February 2, 2018 pipeline easement, with the initial operator has terminated resulting in a decrease in this portion of revenue. The July 1, 2018 right-of-way agreement with the new operator was consistent between periods. On January 31, 2022, the operator of the Weld County Colorado oil and gas pooled trust issued the first cumulative royalty payment check in the amount of $207,552 for August 2021 through December 2021 sales which was recognized as income in the fourth quarter of 2021. Subsequently, in 2022, monthly royalty checks were disseminated for sales during each of the months in the first quarter.

Mining Expenditures

Mining expenditures for the three months ended March 31, 2022 were $289,038 as compared to $47,859 for the three months ended March 31, 2021. The increase in mining expenditures of $241,179, or 504% was principally attributable to mining expenditures related to restarting mining operations at the Company’s Sunday Mine Complex during the third quarter of 2021.

Professional Fees

Professional fees for the three months ended March 31, 2022 were $136,060 as compared to $46,387 for the three months ended March 31, 2021. The increase in professional fees of $89,673, or 193% was primarily due to a $63,585 increase in legal fees.

General and Administrative

General and administrative expenses for the three months ended March 31, 2022 were $863,062 as compared to $211,181 for the three months ended March 31, 2021. The increase in general and administrative expense of $651,881, or 309% is due to a $495,120 increase in stock-based compensation expense, $89,862 increase in payroll expenses, and an increase of $19,940 in utilities expenses from the Sunday Mine Complex project.

Consulting Fees

Consulting fees for the three months ended March 31, 2022 were $39,512 as compared to $0 for the three months ended March 31, 2021. The increase in consulting fees of $39,512 was principally due to the Company’s reduced utilization of consultants during the first quarter of 2021 due to COVID-19.

Accretion and Interest

Accretion and interest for the three month ended December 31, 2022 was $2,157 as compared to $2,342 for the three months ended March 31, 2021.

Foreign Exchange

Foreign exchange gain for the three months ended March 31, 2022 was a gain of $56,661 as compared to a gain of $44,964 for the three months ended March 31, 2021. The change of the foreign exchange gain of $11,697 is primarily due to from holding assets in Canadian Dollars during a period when the currency appreciated and the translation gain from using United States Dollars as the reporting currency.

Liquidity and Capital Resources

The Company’s cash balance as of March 31, 2022 was $2,798,217. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public company reporting responsibilities. Management believes that in order to finance the development of the mining properties and Kinetic Separation, the Company will be required to raise additional capital by way of debt and/or equity. Western could potentially require additional capital if the scope of Company’s projects expands. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash used in operating activities

Net cash used in operating activities was $1,080,087 for the three months ended March 31, 2022, as compared with $283,482 for the three months ended March 31, 2021. Of the $1,080,087 in net cash used in operating activities for the three months ended March 31, 2022, $1,173,603 is derived from our net loss before non-cash adjustments. Changes in our operating assets and liabilities for the period primarily include an increase of $59,800 in prepaid expenses and other current assets, a decrease of $195,338 in accounts payable and accrued expenses, a decrease of $146,177 in subscription payable, and a decrease of $16,155 in deferred revenue.

Net cash used in investing activities

Net cash used in investing activities was $369,900 for the three months ended March 31, 2022, as compared with $65,000 for the three months ended March 31, 2021. This capital expenditure relates to purchasing property and equipment for our mining operations.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2022 and 2021 were $3,353,728 and $3,869,306, respectively. The Company completed a private placement during the first quarter of 2022 representing aggregate net proceeds of $3,011,878 and received $341,850 from the exercise of warrants during the three months ended March 31, 2022.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties as of March 31, 2022 and December 31, 2021, to be approximately $740,446 and $740,446, respectively. On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order commencing final reclamation. The Company has begun the reclamation of the Van 4 Mine and the reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 Mine and moved the portion of the reclamation liability related to the Van 4 Mine and its related restricted cash into current liabilities and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of March 31, 2022 and December 31, 2021 were $274,197 and $271,620, respectively. The gross reclamation liabilities as of March 31, 2022 and December 31, 2021 are secured by financial warranties in the amount of $740,446 and $740,446, respectively.

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

During the years ended March 31, 2022 and 2021 the Company recognized aggregate revenue of $156,226 and $16,155, respectively, under these oil and gas lease arrangements. On January 31, 2022, the operator of the Weld County Colorado oil and gas pooled trust issued the first cumulative royalty payment check in the amount of $207,552 for August 2021 through December 2021 sales which was recognized as income in the fourth quarter of 2021. Subsequently, in 2022, monthly royalty checks were received for sales during each of the months in the first quarter.

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $374,499 as of March 31, 2022) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $374,499 and $362,794 as of March 31, 2022 and December 31, 2021, respectively.

Going Concern

The Company has incurred continuing losses from its operations and as of March 31, 2022, the Company had an accumulated deficit of $14,335,099 and working capital of $6,849,079.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. On January 20, 2022, the Company closed on a non-brokered private placement of 2,495,575 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $3,992,920 (USD $3,011,878 in net proceeds). During the three months ended March 31, 2022, the Company received $341,850 in proceeds from the exercise of warrants.

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

Off Balance Sheet Arrangements

As of March 31, 2022, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

Critical Accounting Estimates and Policies

The preparation of these condensed consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of expenses during the reporting period.

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting period, that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, include, but are not limited to, the following: fair value of transactions involving common shares, assessment of the useful life and evaluation for impairment of intangible assets, valuation and impairment assessments on mineral properties, deferred contingent consideration, the reclamation liability, valuation of stock-based compensation, valuation of available-for-sale securities and valuation of long-term debt, HST and asset retirement obligations. Other areas requiring estimates include allocations of expenditures, depletion and amortization of mineral rights and properties

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosures.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022 due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of March 31, 2022, the ultimate disposition of which would have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.

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

The Company has incurred continuing losses from its operations and negative operating cash flows from operations, and as of March 31, 2022, the Company had an accumulated deficit of $14,335,099 and working capital of $6,849,079.

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

As more fully described within this quarterly report, we acquired our first mineral properties in November of 2014. To date, we have been acquiring additional mineral properties and raising capital. We hold uranium projects in various stages of exploration in the states of Colorado and Utah.

As more fully described under “Liquidity and Capital Resources” of Item 2. “Management’s Discussion and Analysis of Financial Condition and Result of Operations”, we have a history of significant negative cash flows and net losses, with an accumulated deficit balance of $14.3 million and $13.2 million at March 31, 2022 and December 31, 2021, respectively. We have been reliant on royalty revenues and equity financings from the sale of our common shares in order to fund our operations. We do not expect to achieve profitability or develop positive cash flows from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flows and net losses to date, it may be difficult to evaluate our future performance.

At March 31, 2022 and December 31, 2021, we had working capital of $6,849,079 and $4,492,169, respectively. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing. However, there is no assurance that we will be successful in securing any form of additional financing in the future; therefore, substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable the Company to continue its operations over the next twelve months. The condensed consolidated financial statements for the three months ended March 31, 2022 were prepared assuming that the Company would continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely condensed consolidated financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate condensed consolidated financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls, which the Company does each year. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common shares.

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

We had $2,798,217 and $880,821 in cash at March 31, 2022 and December 31, 2021, respectively. There can be no assurance that we will be able to obtain additional capital after we exhaust our current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing shareholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

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

We have never paid or declared any dividends on our common shares. Likewise, we do not anticipate paying dividends or distributions on our common shares. Any future dividends on common shares will be declared, if at all, at the discretion of our board of directors and will depend, among other things, on our earnings, our financial requirements for future operations and growth, and other facts as we may then deem appropriate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2022, we completed a non-brokered private placement of 2,495,575 units at a price of CAD $1.60 per unit for aggregate gross proceeds of CAD $3,992,920. Each unit consisted of one common share plus one common share purchase warrant. Each warrant entitled the holder to purchase one common share at a price of CAD $2.50 per share for a period of three years. A total of 2,495,575 shares and 2,495,575 warrants were issued in the placement. Only accredited investors, as defined in Rule 501(a) of Regulation D, participated in the placement. We relied on Rule 506(b) of Regulation D for offers and sales of the units to both U.S. and non-U.S. subscribers.

Item 3. Defaults Upon Senior Securities

None.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. Western went into active mining operations at the Sunday Mine Complex during 2021. During the quarter ended March 31, 2022, Mine Safety and Health Administration (MSHA) mine inspections have not yielded any disclosures required by Section 1503(a) of the Dodd-Frank Act.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1 *	Certificate of Incorporation, as amended
3.2 *	Amended and Restated Bylaws
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as an exhibit to the Company’s Form 10 registration statement filed on April 29, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM & VANADIUM CORP.

Date: May 20, 2022	By:	/s/ George Glasier
George Glasier
Chief Executive Officer (Principal executive officer)

Date: May 20, 2022	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal financial and accounting officer)