Form 10-Q
period 2022-06-30
Western Uranium & Vanadium Corp.
filed 2022-08-22
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of August 19, 2022, 43,314,338 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in USD)

(Unaudited)

	As of
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$11,244,681	$880,821
Restricted cash, current portion	75,057	75,057
Prepaid uranium concentrate inventory	-	4,085,723
Prepaid expenses	284,063	153,701
Marketable securities	1,191	2,120
Other current assets	80,345	264,039
Total current assets	11,685,337	5,461,461

Restricted cash, net of current portion	665,429	665,389
Mineral properties and equipment, net	12,410,111	11,780,142
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$34,248,928	$27,395,043

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$674,816	$699,593
Reclamation liability, current portion	75,057	75,057
Subscription payable	-	146,177
Deferred revenue, current portion	64,620	48,465
Total current liabilities	814,493	969,292

Reclamation liability, net of current portion	216,425	196,563
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	345,732	362,794
Deferred revenue, net of current portion	27,705	60,015

Total liabilities	4,113,242	4,297,551

Commitments and Contingencies (Note 6)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 43,314,644 and 39,073,428 shares issued as of June 30, 2022 and December 31, 2021, respectively, and 43,314,338 and 39,073,122 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	42,291,884	36,195,510
Treasury shares, 306 shares held in treasury as of June 30, 2022 and December 31, 2021	-	-
Accumulated deficit	(12,055,549)	(13,161,496)
Accumulated other comprehensive (loss) income	(100,649)	63,478
Total shareholders’ equity	30,135,686	23,097,492
Total liabilities and shareholders’ equity	$34,248,928	$27,395,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

INCOME (LOSS)

(Stated in USD)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$7,346,646	$16,155	$7,502,872	$32,310
Cost of revenues	4,044,083	-	4,044,083	-
Gross profit	3,302,563	16,155	3,458,789	32,310

Expenses
Mining expenditures	122,588	40,034	411,626	87,893
Professional fees	212,459	104,481	348,519	150,868
General and administrative	655,757	262,799	1,518,819	473,980
Consulting fees	20,307	4,009	59,819	4,009
Total operating expenses	1,011,111	411,323	2,338,783	716,750

Operating profit/ (loss)	2,291,452	(395,168)	1,120,006	(684,440)

Accretion and interest	15,902	1,001	18,059	3,343
Other (income)/expense	(4,000)	-	(4,000)	-
Settlement expense	-	78,441	-	78,441
				-
Net income/(loss)	2,279,550	(474,610)	1,105,947	(766,224)

Other comprehensive income/(loss)
Foreign exchange gain/(loss)	(220,788)	24,930	(164,127)	69,894

Comprehensive income/(loss)	$2,058,762	$(449,680)	$941,820	$(696,330)

Net income/(loss) per share - basic	$0.05	$(0.01)	$0.03	$(0.02)

Net income/(loss) per share - diluted	$0.05	$(0.01)	$0.02	$(0.02)

Weighted average shares outstanding - basic	43,142,312	37,733,961	42,102,885	35,241,493

Weighted average shares outstanding - diluted	45,321,130	37,733,961	45,248,896	35,241,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

(Unaudited)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total

Balance as of January 1, 2022	39,073,122	$36,195,510	306	$-	$(13,161,496)	$63,478	$23,097,492

Private placement - January 20, 2022	2,495,575	3,011,878	-	-	-	-	3,011,878
Stock based compensation - stock options	-	502,145	-	-	-	-	502,145
Proceeds from exercise of warrants	268,204	341,850	-	-	-	-	341,850
Foreign exchange gain	-	-	-	-	-	56,661	56,661
Net loss	-	-	-	-	(1,173,603)	-	(1,173,603)

Balance as of March 31, 2022	41,836,901	$40,051,383	306	$-	$(14,335,099)	$120,139	$25,836,423

Proceeds from the exercise of warrants	1,477,743	1,989,427	-	-	-	-	1,989,427
Stock based compensation - stock options	-	251,074	-	-	-	-	251,074
Foreign exchange loss	-	-	-	-	-	(220,788)	(220,788)
Net income	-	-	-	-	2,279,550	-	2,279,550
Balance as of June 30, 2022	43,314,644	$42,291,884	306	$-	$(12,055,549)	$(100,649)	$30,135,686

Balance as of January 1, 2021	30,083,747	$29,886,367	306	$-	$(11,087,459)	$(25,542)	$18,773,366
Private placement - February 16, 2021	3,250,000	1,950,509	-	-	-	-	1,950,509
Private placement - March 1, 2021	3,125,000	1,918,797	-	-	-	-	1,918,797
Foreign exchange gain	-	-	-	-	-	44,964	44,964
Net loss	-	-	-	-	(291,614)	-	(291,614)

Balance as of March 31, 2021	36,458,747	$33,755,673	306	$-	$(11,379,073)	$19,422	$22,396,022

Proceeds from the exercise of warrants	1,722,570	1,597,416	-	-	-	-	1,597,416
Foreign exchange gain	-	-	-	-	-	24,930	24,930
Net loss	-	-	-	-	(474,610)	-	(474,610)

Balance as of June 30, 2021	38,181,317	$35,353,089	306	$-	$(11,853,683)	$44,352	$23,543,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income/(loss)	$1,105,947	$(766,224)
Reconciliation of net loss to cash provided by (used in) operating activities:
Depreciation	5,908	8,564
Accretion of reclamation liability	19,862	2,867
Stock based compensation	753,219	-
Change in marketable securities	929	(375)
Change in operating assets and liabilities:
Prepaid uranium concentrate inventory	4,085,723	-
Prepaid expenses and other current assets	53,332	(18,856)
Accounts payable and accrued liabilities	(24,778)	52,388
Subscription payable	(146,177)	-
Deferred revenue	(16,155)	(32,310)
Contingent consideration	(17,062)	-
Net cash provided by (used in) operating activities	5,820,748	(753,946)

Cash Flows Used In Investing Activities
Purchase of property and equipment	(635,876)	(65,000)
Net cash used in investing activities	(635,876)	(65,000)

Cash Flows From Financing Activities
Proceeds from Private Placement - January 20, 2022	3,011,878	-
Proceeds from warrant exercises	2,331,277	1,597,416
Issuances of common shares, net of offering costs	-	3,869,306
Net cash provided by financing activities	5,343,155	5,466,722

Effect of foreign exchange rate on cash	(164,127)	52,788

Net increase in cash and restricted cash	10,363,900	4,700,564

Cash and restricted cash - beginning	1,621,267	1,472,061

Cash and restricted cash - ending	$11,985,167	$6,172,625

Cash	$11,244,681	$5,275,792
Restricted cash, current portion	75,057	75,057
Restricted cash, noncurrent	665,429	821,776
Total	$11,985,167	$6,172,625

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

Note 2 – Liquidity and going concern

Prior to the quarter ending June 30, 2022, the Company had incurred losses from our operations. During the three months ended June 30, 2022, the Company generated a net income of $2,279,550, principally upon its sale of a prepaid uranium concentrate inventory contract that was purchased in December 2021. The Company expects to generate operating losses for the foreseeable future as it incurs expenses to bring its mining operations online. As of June 30, 2022, the Company had an accumulated deficit of $12,055,549 and working capital of $10,870,844.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. On January 20, 2022, the Company closed a non-brokered private placement of 2,495,575 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $3,992,920 (USD $3,011,878 in net proceeds). During the six months ended June 30, 2022, the Company received $2,331,277 in proceeds from the exercise of warrants.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required U.S. GAAP. However, in the opinion of management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2021, as filed with the SEC on April 15, 2022. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2022.

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

Revenue Recognition

The Company purchases prepaid uranium concentrate contracts for future delivery of uranium concentrate pursuant to a supply agreement. The Company recognizes revenue upon the delivery of the uranium contract to the counterparty and charges to cost of revenues the purchase cost of the uranium concentrate contract upon such delivery. The Company leases certain of its mineral properties for the exploration and production of oil and gas reserves. The Company accounts for lease revenue in accordance with the FASB ASC 842, Leases. Lease payments received in advance are deferred and recognized on a straight-line basis over the related lease term associated with the prepayment. Royalty payments are recognized as revenues based upon production.

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

Level 3- Significant unobservable inputs that cannot be corroborated by market data and inputs that are derived principally from or corroborated by observable market data or correlation by other means.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Fair Values of Financial Instruments (continued)

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of June 30, 2022	$1,191	$-	$-

Marketable securities as of December 31, 2021	$2,120	$-	$-

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2022 and 2021. The computations of net income (loss) per share for each of the three and six months ended June 30, 2021 is the same for both basic and fully diluted.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$2,279,550	$(474,610)	$1,105,947	$(766,224)

Denominator:
Weighted average shares outstanding, basic	43,142,312	37,733,961	42,102,885	35,241,493

Dilutive effect of options and warrants	2,178,818	-	3,146,011	-

Weighted average shares outstanding, diluted	45,321,130	37,733,961	45,248,896	35,241,493

Net (loss) income per share, basic	$0.05	$(0.01)	$0.03	$(0.02)

Net (loss) income per share, diluted	$0.05	$(0.01)	$0.02	$(0.02)

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net income (loss) per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Warrants to purchase common shares	2,970,826	11,824,331	2,970,826	11,824,331
Options to purchase common shares	1,883,000	2,808,000	983,000	2,808,000
Total potentially dilutive securities	4,853,826	14,632,331	3,953,826	14,632,331

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of June 30, 2022 include: The San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of June 30, 2022 include Hansen, North Hansen and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, and Wyoming. All of the mining assets represent properties which have previously been mined, to different degrees, for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mineral properties and equipment and kinetic separation intellectual property are:

	As of June 30, 2022	As of December 31, 2021
Mineral properties and equipment	$12,410,111	$11,780,142
Kinetic separation intellectual property	$9,488,051	$9,488,051

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

On June 23, 2020, the same entity, as discussed above, elected to extend the oil and gas lease easement for three additional years, commencing on the date the lease would have previously expired. During 2021, the operator completed all well development stages, and each of the eight (8) Blue Teal Fed wells commenced oil and gas production by mid-August 2021. On January 31, 2022, the operator of the Weld County Colorado oil and gas pooled trust issued the first cumulative royalty payment check in the amount of $207,552 for August 2021 through December 2021 sales which was recognized as income in the fourth quarter of 2021. Royalty receipts were received monthly as earned during each of the months in the first two quarters of 2022

During the three months ended June 30, 2022 and 2021, the Company recognized aggregate revenue of $123,037 and $16,155, respectively, and for the six months ended June 30, 2022 and 2021, the Company recognized aggregate revenue of $279,263 and $32,310, respectively, under these oil and gas lease arrangements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY, CONTINUED

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties to be $740,446 as of June 30, 2022 and December 31, 2021. On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of June 30, 2022 and December 31, 2021 were $291,482 and $271,620, respectively. The gross reclamation liabilities as of June 30, 2022 and December 31, 2021 are secured by financial warranties in the amount of $740,486 and $740,446, respectively.

Reclamation liability activity for the six months ended June 30, 2022 and 2021 consists of:

	For the Six Months Ended June 30,
	2022	2021
Beginning balance at January 1	$271,620	$309,940
Accretion	19,862	5,536
Discontinuation of reclamation liability	-	(2,669)
Ending Balance at June 30	$291,482	$312,807

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY, CONTINUED

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue was the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter was delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID-19 restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3 to 1 decision which acknowledged that the work completed at the Sunday Mine Complex under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to “Active” status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex as the mines had not been restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine Temporary Cessation status. In a unanimous vote, the MLRB approved Temporary Cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 10, 2020, the MLRB issued a board order which finalized the findings of the October 21, 2020 permit hearing. On November 6, 2020, the MLRB signed an order placing the five Sunday Mine Complex mine permits into Temporary Cessation. On November 12, 2020, a coalition of environmental groups (the “Plaintiffs”) filed a complaint against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz Mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz Mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiffs in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz Mine permit. The MLRB and the Company were to respond with an answer brief within 35 days on or before June 9, 2021, but instead sought a settlement. The judicial review process was delayed as extensions were put in place until August 20, 2021. A settlement was not reached, and the MLRB and the Company submitted answer briefs on August 20, 2021. The Plaintiff submitted a reply brief on September 10, 2021. On March 1, 2022, the Denver District Court reversed the MLRB’s orders regarding the Topaz Mine and remanded the case back to MLRB for further proceedings consistent with its order. The Company and the MLRB had until April 19, 2022 to appeal the Denver District Court’s ruling. Neither the Company nor the MLRB appealed the Denver District Court ruling. Western anticipates receiving an MLRB board order of reclamation for the Topaz Mine. The Company is continuing to work toward the completion of an updated Topaz Mine Plan of Operations which is a separate federal requirement of the BLM for the conduct of mining activities on federal land that has precluded the Company from commencing active mining operations at the Topaz Mine.

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

Mining Equipment Purchases

During the six months ended June 30, 2022 and 2021, Western purchased $635,876 and $65,000, respectively, in mining equipment and vehicles.

NOTE 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of
	June 30, 2022	December 31, 2021
Trade accounts payable	$493,564	$510,831
Accrued liabilities	181,252	188,762
Total accounts payable and accrued liabilities	$674,816	$699,593

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Supply Contract

In December 2015, the Company signed a uranium concentrates supply agreement with a major United States utility company for delivery commencing in 2018 and continuing for a five-year period through 2022. On March 8, 2021, the Company entered into an agreement with a third party to complete the Year 4 (2021) uranium concentrate delivery. The Company paid $78,000 in April 2021 to the assignee for which the assignee made the delivery in May 2021. In April 2022, in satisfaction of the Year 5 delivery under its supply contract, the Company delivered 125,000 lbs of uranium concentrate from its prepaid uranium concentrate inventory. Accordingly, during the three and six months ended June 30, 2022, the Company recorded revenue of $7,223,609 (at a price of approximately $57 per pound) and cost of revenue of $4,044,083 related to the delivery of the uranium. In May 2022, the Company received the cash proceeds from this sale.

Strategic Acquisition of Physical Uranium

In May 2021, the Company executed a binding agreement to purchase 125,000 pounds of natural uranium concentrate at approximately $32 per pound. In December 2021, the Company paid $4,044,083, in connection with its full prepayment of the purchase price for 125,000 pounds of natural uranium concentrate. This uranium concentrate was subsequently delivered under the terms of the aforementioned uranium concentrates supply agreement in April 2022.

NOTE 7 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to ratably receive such dividends, if any, as may be declared by the board of directors, out of legally available funds. Upon the liquidation, dissolution, or winding down of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of June 30, 2022 and December 31, 2021, an unlimited number of common shares were authorized for issuance.

Private Placements

On January 20, 2022, the Company closed a non-brokered private placement of 2,495,575 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $3,992,920 (USD $3,011,878 in net proceeds). Each unit consisted of one common share of Western (a “Share”) plus one common share purchase warrant of Western (a “Warrant”). Each Warrant entitled the holder to purchase one Share at a price of CAD $2.50 per Share for a period of three years following the closing date of the private placement. A total of 2,495,575 Shares and 2,495,575 Warrants were issued to investors and 98,985 Warrants were issued to broker dealers in connection with the private placement.

Warrant Exercises

During the six months ended June 30, 2022, an aggregate of 1,745,947 warrants were exercised for total gross proceeds of $2,331,277.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 7 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS (CONTINUED)

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of June 30, 2022, a total of 43,314,338 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 4,331,434.

Stock Options

On February 10, 2022, the Company granted options under the Plan for the purchase of an aggregate of 900,000 common shares to five individuals consisting of directors and officers of the Company. The options have a five year term, an exercise price of CAD $1.76 (US $1.37 as of June 30, 2022) and vest equally in thirds commencing initially on the date of grant and thereafter on April 1, 2022, and July 1, 2022.

The Company utilized the Black-Scholes option pricing model to determine the fair value of these stock options, using the assumptions as outlined below.

	February 10, 2022
Stock Price	CAD $	1.76
Exercise Price	CAD $	1.76
Number of Options Granted		900,000
Dividend Yield		0%
Expected Volatility		103.3%
Weighted Average Risk-Free Interest Rate		1.61%
Expected life (in years)		2.6

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Weighted Average Grant Date Fair Value	Intrinsic Value
Outstanding – January 1, 2022	2,324,670	$1.35	1.67	$0.39	$528,714
Granted	900,000	1.37	-	0.84
Expired	(116,670)	1.94	-	0.27	-
Outstanding – June 30, 2022	3,108,000	$1.33	2.40	$0.52	$95,550
Exercisable – June 30, 2022	2,808,000	$1.32	2.13	$0.49	$95,550

The Company’s stock-based compensation expense related to stock options for the three months ended June 30, 2022 and 2021 was $251,074 and $0, respectively, and for the six months ended June 30, 2022 and 2021 stock-based compensation expense was $753,219 and $0, respectively, which is included in general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive loss. As of June 30, 2022, there was no unamortized stock option expense.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 7 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS (CONTINUED)

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value

Outstanding - January 1, 2022	9,735,948	$1.09	1.49	3,799,606
Issued	2,594,560	1.94	-	-
Exercised	(1,745,947)	1.31	-	-
Expired/Forfeited	(859,499)	2.21	-	-
Outstanding – June 30, 2022	9,725,062	$1.24	1.79	$180,096
Exercisable – June 30, 2022	9,752,062	$1.24	1.79	$180,096

Note 8 – Mining Expenditures

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Permits	$28,390	$33,063	$56,157	$73,787
Mining costs	92,045	5,570	351,915	11,546
Royalties	2,153	1,401	3,554	2,560
Total mining expenses	$122,588	$40,034	$411,626	$87,893

NOTE 9 – Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $345,732 as of June 30, 2022) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $345,732 and $362,794 as of June 30, 2022 and December 31, 2021, respectively.

The Company also owed Mr. Glasier reimbursable expenses in the amount of $37,500 and $65,753 as of June 30, 2022 and December 31, 2021, respectively.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 10 – COVID-19

The world has been, and continues to be, impacted by the COVID-19 pandemic. COVID-19, and measures to prevent its spread, impacted our business in a number of ways. The impact of these disruptions and the extent of their adverse impact on the Company’s financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unpredictable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations. To date, COVID-19 has primarily caused Western delays in reporting, regulatory matters, and operations. Most notably, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex in August 2020 as the mines had not been restarted within the 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. The Van 4 Mine reclamation process was delayed because of COVID-19 pandemic lockdowns. The need to observe quarantine periods also caused a limited loss of manpower and delay to the 2021/2022 Sunday Mine Complex project. The COVID-19 pandemic has limited Western’s participation in industry and investor conference events. The Company is continuing to monitor COVID-19and its subvariants and the potential impact of the pandemic on the Company’s operations.

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

On August 18, 2014, the Company closed on the purchase of certain mining properties in Colorado and Utah from Energy Fuels Holding Corp. Assets purchased included both owned and leased lands in Utah and Colorado, and all represent properties that have been previously mined for uranium to varying degrees in the past. The acquisition included the purchase of the Sunday Mine Complex. The Sunday Mine Complex is located in western San Miguel County, Colorado. The complex consists of the following five individual mines: the Sunday mine, the Carnation mine, the Saint Jude mine, the West Sunday mine and the Topaz Mine. The operation of each of these mines requires a separate permit, and all such permits have been obtained by Western and are currently valid. In addition, each of the mines has good access to a paved highway, electric power to existing declines, office/storage/shop and change buildings, and an extensive underground haulage development with several vent shafts complete with exhaust fans. The Sunday Mine Complex is the Company’s core resource property and in July 2021was assigned “Active” status when mining operations were restarted.

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

Recent Developments

January 2022 Private Placement

On January 20, 2022, the Company closed on a non-brokered private placement of 2,495,575 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $3,992,920. Each unit consisted of one common share of Western plus one common share purchase warrant of Western. Each warrant entitled the holder to purchase one common share at a price of CAD $2.50 per share for a period of three years following the closing date of the private placement. A total of 2,495,575 common shares and 2,495,575 warrants were issued to investors and 98,985 warrants were issued to broker dealers in connection with the private placement.

Bullen Property (Weld County)

The Bullen Property is an oil and gas property located in Weld County Colorado. The Company acquired this non-core property in 2015 in the Black Range Minerals Limited acquisition, and Black Range purchased the property in 2008 for its Keota Uranium Project.

In 2017, the Company signed a three year oil and gas lease which in 2020 was extended for an additional three year term or until the end of continuous operations. The consideration was in the form of upfront bonus payments and a backend 3/16th production royalty payment. Additional right-of-way easement agreements were signed which allowed for the development of a pipeline. The lease agreement allows the Company to retain property rights to vanadium, uranium, and other mineral resources.

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

In early 2020, the operator filed an application with the Colorado Oil & Gas Conservation Commission (“COGCC”) to update the permit to create a new pooled unit. Subsequently during 2021, the operator advanced through the oil well production stages: drilling was completed in the first quarter, wellfield completion/fracking was completed during the second quarter, drill out was completed in July, and flowback was completed in August. By August 2021, each of the eight (8) wells had commenced oil and gas production. The first royalty payment was made in January 2022 and monthly royalty payments have been received subsequently.

During the three months ended June 30, 2022 and 2021, we recognized aggregate revenue of $123,037 and $16,155, respectively, and for the six months ended June 30, 2022 and 2021, we recognized aggregate revenue or $279,263 and $32,310, respectively, under these oil and gas lease arrangements. On January 31, 2022, the operator of the Weld County Colorado oil and gas pooled trust issued the first cumulative royalty payment in the amount of $207,552 for August 2021 through December 2021 sales, which was recognized as income in the fourth quarter of 2021.

Due to the success of the first 8 wells, the operator decided to develop a second set of 8 wells within Western’s royalty area during 2022. During May 2022, the operator completed drilling the new wells, fracking occurred during May and June, and drill out was completed in July. Given the pace advancing through the oil well production stages, the Company is anticipating first oil and gas production from the new well pad in the September timeframe.

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

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue was the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter was delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID-19 restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3-to-1 decision which acknowledged that the work completed at the Sunday Mine Complex under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to “Active” status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex as the mines had not been restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine Temporary Cessation status. In a unanimous vote, the MLRB approved Temporary Cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 12, 2020, a coalition of environmental groups filed a lawsuit against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiff in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz mine permit. The MLRB and the Company were to respond with an answer brief within 35 days on or before June 9, 2021, but instead sought a settlement. The judicial review process was delayed as extensions were put in place until August 20, 2021. A settlement was not reached and the MLRB and the Company submitted answer briefs on August 20, 2021. The Plaintiff submitted a reply brief on September 10, 2021. On March 1, 2022, the Denver District Court reversed the MLRB’s orders regarding the Topaz Mine and remanded the case back to MLRB for further proceedings consistent with its order. The Company and the MLRB had until April 19, 2022 to appeal the Denver District Court’s ruling. Neither the Company nor the MLRB appealed the Denver District Court ruling. Western anticipates receiving an MLRB board order of reclamation for the Topaz Mine. The Company is continuing to work toward the completion of an updated Topaz Mine Plan of Operations which is a separate federal requirement of the BLM for the conduct of mining activities on federal land that has precluded the Company from commencing active mining operations at the Topaz Mine.

Sunday Mine Complex 2021/2022 Project

The SMC project entailed the development of multiple SMC ore bodies and involves a shift in the base of operations from the St. Jude Mine (2019) to the Sunday Mine (2021). Underground development began in August 2021 following mine ventilation, power upgrades, and increasing explosive capabilities. The first target was the extension of the drift (tunnel) 150 feet to reach the first surface exploration drill hole to access the GMG Ore Body (GMG). Early results were positive as drilling toward the GMG resulted in the location of ore-grade material within thirty feet of the existing mine workings. Notably, only limited exploration drilling has been done in this area due to the mountainous terrain on the surface above. As drifting proceeded, very high-grade ore continued to be intersected through the drift path and on both sides of the drift. As a result, the team shifted from development to mining. From December 2021 to March 2022, over 3,000 tons of high-grade uranium/vanadium ore was mined from the drift. The mining contractor calculated grades based upon on site scintillometer readings.

At the end of March 2022, the mining contractor engaged by Western decided to retire from contract mining operations. As a result of this decision, Western will take over the mining operations and has acquired a full complement of mining equipment. The equipment has been prepared for operations and upgrades to mine ventilation, support buildings and infrastructure are ongoing. Further mine development and ore production is targeted for resumption in the fall and Western’s in-house mining team will be expanded to facilitate mine development and full ore production.

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

Subsequently in June, the DoE issued a Request for Proposals (“RFP”) to purchase up to 1 million pounds of uranium at an initial funding level of $75 million into the newly established U.S. Uranium Reserve. The RFP sought uranium that was already held in inventory at Honeywell’s Metropolis Works Plant, the U.S. conversion facility. Western did not hold qualifying inventory, and as such did not submit a bid proposal. Several U.S. domestic producers have submitted bids, and the DoE process defined a 60 day evaluation period, until the end of September for the successful bidders to be determined. Upon this award, the fully approved funding will be depleted, and Western looks forward to next steps to expand the U.S. Uranium Reserve program. As originally proposed, the program contemplated $150M in annual purchases for a 10 year period which would aggregate to $1.5 billion over its lifetime.

In February, Russia invaded Ukraine commencing a war between the two countries. Russia is a major global energy supplier and both countries are top ten uranium producers, and Russia is a global leader in nuclear fuel services. Thus, these actions caused a surge in energy prices. On the day prior to the invasion, the spot price of uranium was less than $44/lbs and it increased to a decade high peak of over $63/lbs, before subsequently declining below $50/lbs spot price levels. Russia’s invasion of Ukraine has called into question their role and future participation in the nuclear fuel cycle. Russia has been the target of unprecedented economic sanctions which have created bottlenecks of Russian exports, including nuclear fuel. In spite of a large global dependence, nuclear fuel purchasers are continuing to diversify away from Russian nuclear fuel. As a result, of these new realities, the U.S. Congress is considering both sanctions and multiple pieces of legislation focusing on prohibiting the importation of Russian uranium and nuclear fuel which is likely to benefit the U.S. domestic mining industry. Further, there remains the possibility that Russia might reverse-sanction the United States and not make nuclear fuel deliveries.

Recently, we have witnessed Russia rationing oil and gas into specific European countries. The speculation is that this is to keep those countries from building inventory, such that additional Russian restrictions would have a greater impact during the winter months. Thus the weaponizing of energy is a tactic that is already being deployed in the Russia/Ukraine war and is increasingly receiving consideration from countries that have Russian energy dependencies, like the United States dependency upon Russian nuclear fuel which has built-up over time.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act which is a significantly reduced version of the Build Back Better plan. This Act provisions for $369 billion in climate and energy investments. A portion of which will significantly benefit the U.S. domestic nuclear industry. Notably, while protecting the climate, there is a leveling of the playing field with renewable energy which has long benefited from government support. We see the benefits to nuclear split across existing reactors, new advanced reactors, low enriched uranium and high-assay low enriched uranium nuclear fuels, and in multiple stages of the domestic nuclear fuel cycle. We believe that each of these benefits increase future aggregate demand.

Strategic Acquisition of Physical Uranium

In May 2021, the Company executed a binding agreement to purchase 125,000 pounds of natural uranium concentrate at approximately $32 per pound. In December 2021, the Company paid $4,044,083 in connection with its full prepayment of the purchase price for 125,000 pounds of natural uranium concentrate. This uranium concentrate was subsequently delivered and sold under the terms of the uranium supply agreement in the second quarter of 2022.

Uranium Supply Agreement Delivery

In the second quarter of 2022, in satisfaction of the Year 5 delivery under our supply contract, we delivered and sold 125,000 lbs of uranium concentrate from our prepaid uranium concentrate inventory. Accordingly, during the three and six months ended June 30, 2022, we recorded revenue of $7,223,609 (at a price of approximately $57 per pound) and cost of revenue of $4,044,083 related to this uranium delivery.

Sprott Physical Uranium Trust

The Sprott Physical Uranium Trust (U.UN) (the “Trust”) took over the former Uranium Participation Corp. (U.TO) and launched an at-the-market program (ATM) on August 17, 2021 to raise capital for the closed-ended trust. Since the inception of the ATM program, the Trust has bought significant quantities of uranium causing spot prices to increase. The New York Stock Exchange (NYSE) declined the U.S. listing application for the anticipated Sprott U.S. physical uranium trust vehicle. Sprott has stated that they do not have an intent to further pursue a listing on a US exchange “in the near term.” In the one year since the Trust initiated its ATM program in August 2021, it has purchased about 39 million pounds of uranium, and grown the net asset value to ~ $2.8 billion.

Due to Sprott’s success a clone physical uranium fund was launched on May12, 2022. The ANU Energy OEIC Ltd fund raised over $75 million dollars in a private placement and has made its first uranium purchase. Kazatomprom, the world’s largest producer of uranium is a strategic investor and uranium supplier to ANU Energy. Kazatomprom has made the first uranium delivery at Cameco’s Port Hope conversion facility.

COVID-19

The world has been, and continues to be, impacted by the novel coronavirus (“COVID-19”) pandemic. COVID-19, and measures to prevent its spread, impacted our business in a number of ways. The impact of these disruptions and the extent of their adverse impact on the Company’s financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unpredictable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations. To date, COVID-19 has primarily caused Western delays in reporting, regulatory matters, and operations. Most notably, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex in August 2020 as the mines had not been restarted within the 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. The Van 4 Mine reclamation process was delayed because of COVID-19 pandemic lockdowns. The need to observe quarantine periods also caused a limited loss of manpower and delay to the 2021 / 2022 Sunday Mine Complex project. The COVID-19 pandemic has limited Western’s participation in industry and investor conference events. The Company is continuing to monitor COVID-19and its subvariants, and the potential impact of the pandemic on the Company’s operations.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$7,346,646	$16,155	$7,502,872	$32,310
Cost of revenues	4,044,083	-	4,044,083	-
Gross profit	3,302,563	16,155	3,458,789	32,310

Expenses
Mining expenditures	122,588	40,034	411,626	87,893
Professional fees	212,459	104,481	348,519	150,868
General and administrative	655,757	262,799	1,518,819	473,980
Consulting fees	20,307	4,009	59,819	4,009
Total operating expenses	1,011,111	411,323	2,338,783	716,750

Operating profit/(loss)	2,291,452	(395,168)	1,120,006	(684,440)

Interest expense, net	15,902	1,001	18,059	3,343
Other (income)/expense	(4,000)	-	(4,000)	-
Settlement expense	-	78,441	-	78,441

Net income/(loss)	2,279,550	(474,610)	1,105,947	(766,224)

Other Comprehensive income/(loss)
Foreign exchange gain/(loss)	(220,788)	24,930	(164,127)	69,894

Comprehensive income/(loss)	$2,058,762	$(449,680)	$941,820	$(696,330)

Three Months Ended June 30, 2022 as Compared to the Three Months Ended June 30, 2021

Summary:

Our consolidated net income for the three months ended June 30, 2022 was $2,279,550 or $0.05 per share and consolidated net loss for the three months ended June 30, 2021 was $474,610 or $0.01 per share. The principal components of these year over year changes are discussed below.

Our comprehensive income for the three months ended June 30, 2022 was $2,058,762 and comprehensive loss was $449,680 for the three months ended June 30, 2021.

Revenue

Our revenue for the three months ended June 30, 2022 and 2021 was $7,346,646 and $16,155, respectively. The increase in revenue of $7,330,491 was primarily related to the revenue recognized upon the satisfaction of the uranium concentrate delivery under our supply contract whereby we delivered 125,000 lbs of uranium concentrate from our prepaid uranium concentrate inventory.

Cost of Revenue

Cost of revenue was $4,044,083 for the three months ended June 30, 2022 as compared to $0 for the three months ended June 30, 2021. This increase was a result of recording the cost of the uranium concentrate that was sold and delivered during the second quarter of 2022.

Mining Expenditures

Mining expenditures for the three months ended June 30, 2022 were $122,588 as compared to $40,034 for the three months ended June 30, 2021. The increase in mining expenditures of $82,554, or 206% was principally attributable to mining expenditures related to restarting mining operations at the Sunday Mine Complex.

Professional Fees

Professional fees for the three months ended June 30, 2022 were $212,459 as compared to $104,481 for the three months ended June 30, 2021. The increase in professional fees of $107,978 or 103% was primarily due to an increase in legal fees and other fees to support mining operations.

General and Administrative

General and administrative expenses for the three months ended June 30, 2022 were $655,757 as compared to $262,799 for the three months ended June 30, 2021. The increase in general and administrative expense of $392,958, or 150% is primarily due to a $249,207 increase in stock-based compensation expense, $49,063 increase in payroll expenses, and an increase of $32,515 in investor relations expenditures.

Consulting Fees

Consulting fees for the three months ended June 30, 2022 were $20,307 as compared to $4,009 for the three months ended June 30, 2021. The increase in consulting fees of $16,298 or 407% was principally due to our reduced utilization of consultants during the second quarter of 2021 due to COVID-19.

Accretion and Interest

Accretion and interest for the three months ended June 30, 2022 was $15,902 as compared to $1,001 for the three months ended June 30, 2021.

Foreign Exchange

Foreign exchange loss for the three months ended June 30, 2022 was $220,788 as compared to a gain of $24,930 for the three months ended June 30, 2021. The foreign exchange loss of is primarily due to the strengthening of the US dollar as compared to the Canadian dollar.

Six Months Ended June 30, 2022 as Compared to the Three Months Ended June 30, 2021

Summary:

Our consolidated net income for the six months ended June 30, 2022 was $1,105,947 or $0.03 per share and consolidated net loss was $766,224 or $0.02 per share for the six months ended June 30, 2021. The principal components of these year over year changes are discussed below.

Our comprehensive income for the six months ended June 30, 2022 was $941,820 and comprehensive loss was $696,330 for the six months ended June 30, 2021.

Revenue

Our revenue for the six months ended June 30, 2022 and 2021 was $7,502,872 and $32,310, respectively. The increase in revenue of $7,470,562 was primarily related to the revenue recognized upon the satisfaction of the uranium concentrate delivery under our supply contract whereby we delivered 125,000 lbs of uranium concentrate from our prepaid uranium concentrate inventory.

Cost of Revenue

Cost of revenue was $4,044,083 for the six months ended June 30, 2022 as compared to $0 for the six months ended June 30, 2021. This increase was a result of recording the cost of the uranium concentrate that was sold and delivered during the second quarter of 2022.

Mining Expenditures

Mining expenditures for the six months ended June 30, 2022 were $411,626 as compared to $87,893 for the six months ended June 30, 2021. The increase in mining expenditures of $323,733, or 368% was principally attributable to mining expenditures related to restarting mining operations at the Company’s Sunday Mine Complex.

Professional Fees

Professional fees for the six months ended June 30, 2022 were $348,519 as compared to $150,868 for the six months ended June 30, 2021. The increase in professional fees of $197,651, or 131% was primarily due to an increase in legal fees and other fees to support mining operations.

General and Administrative

General and administrative expenses for the six months ended June 30, 2022 were $1,518,819 as compared to $473,980 for the six months ended June 30, 2021. The increase in general and administrative expense of $1,044,839, or 220% is due to a $744,327 increase in stock-based compensation expense, $138,925 increase in payroll expenses, and an increase of $32,515 in investor relations expenditures.

Consulting Fees

Consulting fees for the six months ended June 30, 2022 were $59,819 as compared to $4,009 for the six months ended June 30, 2021. The increase in consulting fees of $55,810 was principally due to our reduced utilization of consultants during the first half of 2021 due to COVID-19.

Accretion and Interest

Accretion and interest for the six months ended June 30, 2022 was $18,059 as compared to $3,343 for the six months ended June 30, 2021.

Foreign Exchange

Foreign exchange loss for the six months ended June 30, 2022 was $164,127 as compared to a gain of $69,894 for the six months ended June 30, 2021. The foreign exchange loss is primarily due to the strengthening of the US dollar as compared to the Canadian dollar.

Liquidity and Capital Resources

The Company’s cash and restricted cash balance as of June 30, 2022 was $11,985,167. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public company reporting responsibilities. Management believes that in order to finance the development of the mining properties and Kinetic Separation, the Company will be required to raise additional capital by way of debt and/or equity. Western could potentially require additional capital if the scope of Company’s projects expands. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $5,820,748 for the six months ended June 30, 2022, as compared with $753,946 used in operating activities for the six months ended June 30, 2021. Of the $5,820,748 in net cash provided by operating activities for the six months ended June 30, 2022, $1,105,947 is derived from our net income before non-cash adjustments. Changes in our operating assets and liabilities for the period primarily includes a decrease in prepaid uranium concentrate inventory and a decrease of $146,177 in subscription payable.

Net cash used in investing activities

Net cash used in investing activities was $635,876 for the six months ended June 30, 2022, as compared with $65,000 for the six months ended June 30, 2021. This net cash used consists of purchases of equipment and vehicles to build out our in-house mining capability.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2022 and 2021 were $5,343,155 and $5,466,722, respectively. During the six months ended June 30, 2022 we completed a private placement representing aggregate net proceeds of $3,011,878 and received $2,331,277 from the exercise of warrants.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties to be $722,488 as of June 30, 2022 and December 31, 2021. On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of June 30, 2022 and December 31, 2021 were $291,482 and $271,620, respectively. The gross reclamation liabilities as of June 30, 2022 and December 31, 2021 are secured by financial warranties in the amount of $740,486 and $740,446, respectively.

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

On June 23, 2020, the same entity as discussed above elected to extend the oil and gas lease easement for three additional years, commencing on the date the lease would have previously expired. During 2021, the operator completed all well development stages and each of the eight (8) wells commenced oil and gas production by mid-August 2021.

During the three months ended June 30, 2022 and 2021, the Company recognized aggregate revenue of $123,037 and $16,155, respectively, and for the six months ended June 30, 2022 and 2021, the Company recognized aggregate revenue of $279,263 and $32,310, respectively, under these oil and gas lease arrangements. On January 31, 2022, the operator of the Weld County Colorado oil and gas pooled trust issued the first cumulative royalty payment check in the amount of $207,552 for August 2021 through December 2021 sales which was recognized as income in the fourth quarter of 2021. Subsequently, in 2022, monthly royalty checks were received for sales during each of the months in the first quarter.

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $345,732 as of June 30, 2022) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $345,732 and $362,794 as of June 30, 2022 and December 31, 2021, respectively.

The Company also owed Mr. Glasier reimbursable expenses in the amount of $37,500 and $65,753 as of June 30, 2022 and December 31, 2021, respectively.

Going Concern

Prior to the quarter ending June 30, 2022, we had incurred losses from our operations. During the three months ended June 30, 2022, we generated a net income of $2,279,550, principally upon our sale of a prepaid uranium concentrate inventory contract that we purchased in December 2021.We expect to generate operating losses for the foreseeable future as we incur expenses to bring our mining operations online. As of June 30, 2022, we had an accumulated deficit of $12,055,549 and working capital of $10,870,844.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. On January 20, 2022, the Company closed on a non-brokered private placement of 2,495,575 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $3,992,920 (USD $3,011,878 in net proceeds). During the six months ended June 30, 2022, the Company received $2,331,277 in proceeds from the exercise of warrants.

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

Off Balance Sheet Arrangements

As of June 30, 2022, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosures.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022 due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

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

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of June 30, 2022, the ultimate disposition of which would have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.

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

Prior to the quarter ending June 30, 2022, we had incurred losses from our operations. During the three months ended June 30, 2022, we generated a net income of $2,279,550, principally upon our sale of a prepaid uranium concentrate inventory contract that we purchased in December 2021. We expect to generate operating losses for the foreseeable future as we incur expenses to bring our mining operations online. As of June 30, 2022, we had an accumulated deficit of $12,055,549and working capital of $10,870,844.

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

As more fully described under “Liquidity and Capital Resources” of Item 2. “Management’s Discussion and Analysis of Financial Condition and Result of Operations”, we have a history of significant negative cash flows and net losses, with an accumulated deficit balance of $12.1 million and $13.2million at June 30, 2022 and December 31, 2021, respectively. We have been reliant on royalty revenues and equity financings from the sale of our common shares in order to fund our operations. We do not expect to achieve profitability or develop positive cash flows from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flows and net losses to date, it may be difficult to evaluate our future performance.

At June 30, 2022 and December 31, 2021, we had working capital of $10,870,844 and $4,492,169, respectively. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing. However, there is no assurance that we will be successful in securing any form of additional financing in the future; therefore, substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable the Company to continue its operations over the next twelve months. The condensed consolidated financial statements for the six months ended June 30, 2022 were prepared assuming that the Company would continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We had $11,244,681and $880,821in cash at June 30, 2022 and December 31, 2021, respectively. There can be no assurance that we will be able to obtain additional capital after we exhaust our current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing shareholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

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

George Glasier, our CEO, beneficially owns, in the aggregate, about 12.2% of our common shares. As a result, Mr. Glasier might be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company and may affect the market price of our stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2022, we completed a non-brokered private placement of 2,495,575 units at a price of CAD $1.60 per unit for aggregate gross proceeds of CAD $3,992,920. Each unit consisted of one common share plus one common share purchase warrant. Each warrant entitled the holder to purchase one common share at a price of CAD $2.50 per share for a period of three years. A total of 2,495,575 shares and 2,495,575 warrants were issued to investors and 98,985 Warrants were issued to broker dealers in connection with the private placement. Only accredited investors, as defined in Rule 501(a) of Regulation D, participated in the placement. We relied on Rule 506(b) of Regulation D for offers and sales of the units to both U.S. and non-U.S. subscribers.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. Western went into active mining operations at the Sunday Mine Complex during 2021. During the quarter ended June 30, 2022, Mine Safety and Health Administration (MSHA) mine inspections have not yielded any disclosures required by Section 1503(a) of the Dodd-Frank Act.”

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

WESTERN URANIUM & VANADIUM CORP.

Date: August 22, 2022	By:	/s/ George Glasier
George Glasier
Chief Executive Officer (Principal executive officer)

Date: August 22, 2022	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal financial and accounting officer)