Form 10-Q
period 2022-09-30
Western Uranium & Vanadium Corp.
filed 2022-11-17
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 15, 2022, 43,589,048 of the registrant’s no par value common shares were outstanding

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q

i

PART I . FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in USD)

(Unaudited)

	As of
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$10,468,789	$880,821
Restricted cash, current portion	75,057	75,057
Prepaid uranium concentrate inventory	-	4,085,723
Prepaid expenses	299,357	153,701
Marketable securities	928	2,120
Other current assets	45,251	264,039
Total current assets	10,889,382	5,461,461

Restricted cash, net of current portion	676,348	665,389
Mineral properties and equipment, net	12,656,075	11,780,142
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$33,709,856	$27,395,043

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$572,930	$699,593
Reclamation liability, current portion	75,057	75,057
Subscription payable	-	146,177
Deferred revenue, current portion	60,015	48,465
Total current liabilities	708,002	969,292

Reclamation liability, net of current portion	222,453	196,563
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	321,600	362,794
Deferred revenue, net of current portion	-	60,015

Total liabilities	3,960,942	4,297,551

Commitments and Contingencies (Note 6)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 43,589,048 and 39,073,428 shares issued as of September 30, 2022 and December 31, 2021, respectively, and 43,588,742 and 39,073,122 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	42,581,002	36,195,510
Treasury shares, 306 shares held in treasury as of September 30, 2022 and December 31, 2021	-	-
Accumulated deficit	(12,583,074)	(13,161,496)
Accumulated other comprehensive (loss) income	(249,014)	63,478
Total shareholders’ equity	29,748,914	23,097,492
Total liabilities and shareholders’ equity	$33,709,856	$27,395,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(Stated in USD)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$108,547	$16,155	$7,611,419	$48,465
Cost of revenues	-	-	4,044,083	-
Gross profit	108,547	16,155	3,567,336	48,465

Expenses
Mining expenditures	204,520	335,028	616,146	422,921
Professional fees	97,077	136,174	445,596	287,042
General and administrative	351,928	361,301	1,870,747	835,281
Consulting fees	18,346	12,801	78,165	16,810
Total operating expenses	671,871	845,304	3,010,654	1,562,054

Operating profit/ (loss)	(563,324)	(829,149)	556,682	(1,513,589)

Accretion and interest	(35,799)	1,344	(17,740)	4,687
Other (income)/expense	-	-	(4,000)	-
Settlement expense	-	-	-	78,441

Net income/(loss)	(527,525)	(830,493)	578,422	(1,596,717)

Other comprehensive income/(loss)
Foreign exchange gain/(loss)	(148,365)	(46,363)	(312,492)	23,531

Comprehensive income/(loss)	$(675,890)	$(876,856)	$265,930	$(1,573,186)

Net income/(loss) per share - basic	$(0.01)	$(0.02)	$0.01	$(0.04)

Net income/(loss) per share - diluted	$(0.01)	$(0.02)	$0.01	$(0.04)

Weighted average shares outstanding - basic	43,514,832	38,203,075	42,536,893	36,243,124

Weighted average shares outstanding - diluted	43,514,832	38,203,075	43,547,377	36,243,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

(Unaudited)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total

Balance as of January 1, 2022	39,073,122	$36,195,510	306	$-	$(13,161,496)	$63,478	$23,097,492

Private placement - January 20, 2022	2,495,575	3,011,878	-	-	-	-	3,011,878
Stock based compensation - stock options	-	502,145	-	-	-	-	502,145
Proceeds from exercise of warrants	268,204	341,850	-	-	-	-	341,850
Foreign exchange gain	-	-	-	-	-	56,661	56,661
Net loss	-	-	-	-	(1,173,603)	-	(1,173,603)

Balance as of March 31, 2022	41,836,901	$40,051,383	306	$-	$(14,335,099)	$120,139	$25,836,423

Proceeds from the exercise of warrants	1,477,743	1,989,427	-	-	-	-	1,989,427
Stock based compensation - stock options	-	251,074	-	-	-	-	251,074
Foreign exchange loss	-	-	-	-	-	(220,788)	(220,788)
Net income	-	-	-	-	2,279,550	-	2,279,550
Balance as of June 30, 2022	43,314,644	$42,291,884	306	$-	$(12,055,549)	$(100,649)	$30,135,686

Proceeds from the exercise of warrants	274,404	289,118	-	-	-	-	289,118
Foreign exchange loss	-	-	-	-	-	(148,365)	(148,365)
Net loss	-	-	-	-	(527,525)	-	(527,525)
Balance as of September 30, 2022	43,589,048	$42,581,002	306	$-	$(12,583,074)	$(249,014)	$29,748,914

Balance as of January 1, 2021	30,083,747	$29,886,367	306	$-	$(11,087,459)	$(25,542)	$18,773,366
Private placement - February 16, 2021	3,250,000	1,950,509	-	-	-	-	1,950,509
Private placement - March 1, 2021	3,125,000	1,918,797	-	-	-	-	1,918,797
Foreign exchange gain	-	-	-	-	-	44,964	44,964
Net loss	-	-	-	-	(291,614)	-	(291,614)

Balance as of March 31, 2021	36,458,747	$33,755,673	306	$-	$(11,379,073)	$19,422	$22,396,022

Proceeds from the exercise of warrants	1,722,570	1,597,416	-	-	-	-	1,597,416
Foreign exchange gain	-	-	-	-	-	24,930	24,930
Net loss	-	-	-	-	(474,610)	-	(474,610)

Balance as of June 30, 2021	38,181,317	$35,353,089	306	$-	$(11,853,683)	$44,352	$23,543,758

Proceeds from the exercise of warrants	40,000	52,615	-	-	-	-	52,615
Foreign exchange gain	-	-	-	-	-	(46,363)	(46,363)
Net loss	-	-	-	-	(830,493)	-	(830,493)

Balance as of September 30, 2021	38,221,317	$35,405,704	306	$-	$(12,684,176)	$(2,011)	$22,719,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income/(loss)	$578,422	$(1,596,717)
Reconciliation of net income (loss) to cash provided by (used in) operating activities:
Depreciation	19,468	8,564
Accretion of reclamation liability	25,890	5,983
Stock based compensation	753,219	-
Change in marketable securities	1,192	542
Change in operating assets and liabilities:
Prepaid uranium concentrate inventory	4,085,723	-
Prepaid expenses and other current assets	73,132	(80,454)
Accounts payable and accrued liabilities	(126,664)	133,920
Subscription payable	(146,177)	-
Deferred revenue	(48,465)	(48,465)
Contingent consideration	(41,194)	-
Net cash provided by (used in) operating activities	5,174,546	(1,576,627)

Cash Flows Used In Investing Activities
Purchase of property and equipment	(895,400)	(65,000)
Net cash used in investing activities	(895,400)	(65,000)

Cash Flows From Financing Activities
Proceeds from Private Placement - January 20, 2022	3,011,878	-
Proceeds from warrant exercises	2,620,395	1,650,031
Issuances of common shares, net of offering costs	-	3,869,306
Net cash provided by financing activities	5,632,273	5,519,337

Effect of foreign exchange rate on cash	(312,492)	(7,835)

Net increase in cash and restricted cash	9,598,927	3,869,875

Cash and restricted cash - beginning	1,621,267	1,472,061

Cash and restricted cash - ending	$11,220,194	$5,341,936

Cash	$10,468,789	$4,445,103
Restricted cash, current portion	75,057	75,057
Restricted cash, noncurrent	676,348	821,776
Total	$11,220,194	$5,341,936

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

Note 2 – Liquidity and going concern

With the exception of the quarter ending June 30, 2022, the Company had incurred losses from our operations. During the three months ended September 30, 2022, the Company generated a net loss of $527,525. The Company expects to generate operating losses for the foreseeable future as it incurs expenses to bring its mining operations online. As of September 30, 2022, the Company had an accumulated deficit of $12,583,074 and working capital of $10,181,380.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. On January 20, 2022, the Company closed a non-brokered private placement of 2,495,575 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $3,992,920 (USD $3,011,878 in net proceeds). During the nine months ended September 30, 2022, the Company received $2,620,395 in proceeds from the exercise of warrants.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required U.S. GAAP. However, in the opinion of management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2021, as filed with the SEC on April 15, 2022. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2022.

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

Revenue Recognition

The Company purchased prepaid uranium concentrate contracts for future delivery of uranium concentrate pursuant to a supply agreement. The Company recognizes revenue upon the delivery of the uranium contract to the counterparty and charges to cost of revenues the purchase cost of the uranium concentrate contract upon such delivery.

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

Fair Values of Financial Instruments

The carrying amounts of cash, restricted cash, accounts payable, subscription payable, reclamation liability, contingent consideration and accrued liabilities approximate their fair value due to the short-term nature of these instruments. Marketable securities are adjusted to fair value at each balance sheet date based on quoted prices which are considered level 1 inputs. The Company’s operating and financing activities are conducted primarily in United States dollars, and as a result, the Company is not subject to significant exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and restricted cash but mitigates this risk by keeping these deposits at major financial institutions.

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

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of September 30, 2022	$928	$-	$-

Marketable securities as of December 31, 2021	$2,120	$-	$-

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021. The computation of net income (loss) per share for each of the three and nine months ended September 30, 2021 is the same for both basic and fully diluted.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(527,525)	$(830,493)	$578,422	$(1,596,717)

Denominator:
Weighted average shares outstanding, basic	43,514,832	38,203,075	42,536,893	36,243,124

Dilutive effect of options and warrants	-	-	1,010,484	-

Weighted average shares outstanding, diluted	43,514,832	38,203,075	43,547,377	36,243,124

Net (loss) income per share, basic	$(0.01)	$(0.02)	$0.01	$(0.04)

Net (loss) income per share, diluted	$(0.01)	$(0.02)	$0.01	$(0.04)

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net income (loss) per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Warrants to purchase common shares	9,362,076	10,715,873	2,970,826	10,715,873
Options to purchase common shares	3,108,000	2,808,000	983,000	2,808,000
Total potentially dilutive securities	12,470,076	13,523,873	3,953,826	13,523,873

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of September 30, 2022 include: The San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of September 30, 2022 include Hansen, North Hansen and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, and Wyoming. All of the mining assets represent properties which have previously been mined, to different degrees, for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mineral properties and equipment and kinetic separation intellectual property are:

	As of September 30, 2022	As of December 31, 2021
Mineral properties and equipment	$12,656,075	$11,780,142
Kinetic separation intellectual property	$9,488,051	$9,488,051

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

On June 23, 2020, the same entity, as discussed above, elected to extend the oil and gas lease easement for three additional years, commencing on the date the lease would have previously expired. During 2021, the operator completed all well development stages, and each of the eight (8) wells commenced oil and gas production by mid-August 2021. On January 31, 2022, the operator of the Weld County Colorado oil and gas pooled trust issued the first cumulative royalty payment check in the amount of $207,552 for August 2021 through December 2021 sales which was recognized as income in the fourth quarter of 2021. Royalty receipts were received monthly as earned during each of the months in 2022.

During the three months ended September 30, 2022 and 2021, the Company recognized aggregate revenue of $108,547 and $16,155, respectively, and for the nine months ended September 30, 2022 and 2021, the Company recognized aggregate revenue of $387,810 and $48,465, respectively, under these oil and gas lease arrangements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY, CONTINUED

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties to be $751,405 and $740,446 as of September 30, 2022 and December 31, 2021, respectively. On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of September 30, 2022 and December 31, 2021 were $297,510 and $271,620, respectively. The gross reclamation liabilities as of September 30, 2022 and December 31, 2021 are secured by financial warranties in the amount of $751,405 and $740,446, respectively.

Reclamation liability activity for the nine months ended September 30, 2022 and 2021 consists of:

	For the Nine Months Ended September 30,
	2022	2021
Beginning balance at January 1	$271,620	$309,940
Accretion	25,890	8,652
Discontinuation of reclamation liability	-	(2,669)
Ending Balance at September 30	$297,510	$315,923

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY, CONTINUED

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue was the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter was delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID-19 restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3 to 1 decision which acknowledged that the work completed at the Sunday Mine Complex under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to “Active” status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex as the mines had not been restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine Temporary Cessation status. In a unanimous vote, the MLRB approved Temporary Cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 10, 2020, the MLRB issued a board order which finalized the findings of the October 21, 2020 permit hearing. On November 6, 2020, the MLRB signed an order placing the five Sunday Mine Complex mine permits into Temporary Cessation. On November 12, 2020, a coalition of environmental groups (the “Plaintiffs”) filed a complaint against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz Mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz Mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiffs in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz Mine permit. The MLRB and the Company were to respond with an answer brief within 35 days on or before June 9, 2021, but instead sought a settlement. The judicial review process was delayed as extensions were put in place until August 20, 2021. A settlement was not reached, and the MLRB and the Company submitted answer briefs on August 20, 2021. The Plaintiff submitted a reply brief on September 10, 2021. On March 1, 2022, the Denver District Court reversed the MLRB’s orders regarding the Topaz Mine and remanded the case back to MLRB for further proceedings consistent with its order. The Company and the MLRB had until April 19, 2022 to appeal the Denver District Court’s ruling. Neither the Company nor the MLRB appealed the Denver District Court ruling. Western anticipates receiving an MLRB board order of reclamation for the Topaz Mine. The Company is continuing to work toward the completion of an updated Topaz Mine Plan of Operations which is a separate federal requirement of the BLM for the conduct of mining activities on the federal land at the Topaz Mine.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 –MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY, CONTINUED

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

Mining Equipment Purchases

During the nine months ended September 30, 2022 and 2021, Western purchased $895,400 and $65,000, respectively, in mining equipment and vehicles.

NOTE 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of
	September 30, 2022	December 31, 2021
Trade accounts payable	$353,386	$510,831
Accrued liabilities	219,544	188,762
Total accounts payable and accrued liabilities	$572,930	$699,593

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Supply Contract

In December 2015, the Company signed a uranium concentrates supply agreement with a major United States utility company for delivery commencing in 2018 and continuing for a five-year period through 2022. On March 8, 2021, the Company entered into an agreement with a third party to complete the Year 4 (2021) uranium concentrate delivery. The Company paid $78,000 in April 2021 to the assignee for which the assignee made the delivery in May 2021. In April 2022, in satisfaction of the Year 5 delivery under its supply contract, the Company delivered 125,000 lbs of uranium concentrate from its prepaid uranium concentrate inventory. Accordingly, during the three and nine months ended September 30, 2022, the Company recorded revenue of $0 and $7,223,609 (at a price of approximately $57 per pound), respectively, and cost of revenue of $0 and $4,044,083, respectively, related to the delivery of the uranium. In May 2022, the Company received the cash proceeds from this sale.

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

NOTE 7 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to ratably receive such dividends, if any, as may be declared by the board of directors, out of legally available funds. Upon the liquidation, dissolution, or winding down of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of September 30, 2022 and December 31, 2021, an unlimited number of common shares were authorized for issuance.

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

Warrant Exercises

During the nine months ended September 30, 2022, an aggregate of 2,020,351 warrants were exercised for total gross proceeds of $2,620,395.

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

(Stated in USD)

NOTE 7 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS CONTINUED

The purpose of the Plan is to attract, retain, and motivate directors, management, staff, and consultants by providing them with the opportunity, through stock options, to acquire a proprietary interest in the Company and benefit from its growth.

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of September 30, 2022, a total of 43,588,742 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 4,358,874.

Stock Options

On February 10, 2022, the Company granted options under the Plan for the purchase of an aggregate of 900,000 common shares to five individuals consisting of directors and officers of the Company. The options have a five year term, an exercise price of CAD $1.76 (US $1.28 as of September 30, 2022) and vest equally in thirds commencing initially on the date of grant and thereafter on April 1, 2022, and July 1, 2022.

The Company utilized the Black-Scholes option pricing model to determine the fair value of these stock options, using the assumptions as outlined below.

	February 10, 2022
Stock Price	CAD$	1.76
Exercise Price	CAD$	1.76
Number of Options Granted		900,000
Dividend Yield		0%
Expected Volatility		103.3%
Weighted Average Risk-Free Interest Rate		1.61%
Expected life (in years)		2.6

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Weighted Average Grant Date Fair Value	Intrinsic Value
Outstanding – January 1, 2022	2,324,670	$1.35	1.67	$0.39	$528,714
Granted	900,000	1.28	-	0.84
Expired	(116,670)	1.81	-	0.27	-
Outstanding – September 30, 2022	3,108,000	$1.24	2.15	$0.52	$408,063
Exercisable – September 30, 2022	3,108,000	$1.24	2.15	$0.52	$408,063

The Company’s stock-based compensation expense related to stock options for the three months ended September 30, 2022 and 2021 was $0 and $0, respectively, and for the nine months ended September 30, 2022 and 2021 stock-based compensation expense was $753,219 and $0, respectively, which is included in general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022, there was no unamortized stock option expense.

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding - January 1, 2022	9,735,948	$1.09	1.49	3,799,606
Issued	2,594,560	1.81	-	-
Exercised	(2,020,351)	1.19	-	-
Expired/Forfeited	(948,081)	1.97	-	-
Outstanding – September 30, 2022	9,362,076	$1.17	2.11	$2,673,679
Exercisable – September 30, 2022	9,362,076	$1.17	2.11	$2,673,679

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 8 – Mining Expenditures

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Permits	$29,946	$32,639	$86,103	$106,426
Mining costs	172,421	300,988	524,336	312,534
Royalties	2,153	1,401	5,707	3,961
Total mining expenses	$204,520	$335,028	$616,146	$422,921

NOTE 9 – Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $321,600 as of September 30, 2022) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $321,600 and $362,794 as of September 30, 2022 and December 31, 2021, respectively.

The Company also owed Mr. Glasier reimbursable expenses in the amount of $54,000 and $65,753 as of September 30, 2022 and December 31, 2021, respectively.

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

Note 11 – subsequent events

On October 31, 2022, the Board of Directors granted an aggregate of 1,665,000 options for the purchase of the Company’s common stock to the Company’s officers, directors and employees. Each of these options was granted under the Plan and had an exercise price of CAD $1.60 (US $1.16 as of September 30, 2022). The options vest equally in two installments beginning on the date of grant and thereafter on April 30, 2023.

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

On August 18, 2014, the Company closed on the purchase of certain mining properties in Colorado and Utah from Energy Fuels Holding Corp. Assets purchased included both owned and leased lands in Utah and Colorado, and all represent properties that have been previously mined for uranium to varying degrees in the past. The acquisition included the purchase of the Sunday Mine Complex. The Sunday Mine Complex is located in western San Miguel County, Colorado. The complex consists of the following five individual mines: the Sunday mine, the Carnation mine, the Saint Jude mine, the West Sunday mine and the Topaz Mine. The operation of each of these mines requires a separate permit, and all such permits have been obtained by Western. In addition, each of the mines has good access to a paved highway, electric power to existing declines, office/storage/shop and change buildings, and an extensive underground haulage development with several vent shafts complete with exhaust fans. The Sunday Mine Complex is the Company’s core resource property and in July 2021 status was changed to “Active” when mining operations were restarted.

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

Recent Developments

Sunday Mine Complex Project 2021/2022/2023

The SMC project entailed the development of multiple SMC ore bodies and involves a shift in the base of operations from the St. Jude Mine (2019) to the Sunday Mine (2021). Underground development began in August 2021 following mine ventilation, power upgrades, and increasing explosive capabilities. The first target was the extension of the drift (tunnel) 150 feet to reach the first surface exploration drill hole to access the GMG Ore Body (GMG). Early results were positive as drilling toward the GMG resulted in the location of ore-grade material within thirty feet of the existing mine workings. Notably, only limited exploration drilling has been done in this area due to the mountainous terrain on the surface above. As drifting proceeded, very high-grade ore continued to be intersected through the drift path and on both sides of the drift. As a result, the team shifted from development to mining. From December 2021 to March 2022, over 3,000 tons of high-grade uranium/vanadium ore was mined from the drift based upon on site scintillometer readings. At the end of March 2022, the mining contractor engaged by Western decided to retire from contract mining operations. As a result, Western scaled back operations to focus on building an in-house mining capability.

Subsequently, the Company has completed the build-out of its in-house mining capability.

Over $1,000,000 was spent on the acquisition, upgrading, and maintenance of a fleet of used/new mining equipment and vehicles. Additional employees have been hired for the first mining team and facilities have been upgraded. This first in-house mining team has been fully outfitted and readied for deployment. The initial project will focus on additional development of the GMG Ore body. This will involve ore production and stockpiling of high-grade ore and underground drilling /exploration to define additional production zones. The next project will be similar in scope and focus on the St. Jude Mine target areas defined during the 2019/2020 work project. Mining operations are targeted to restart in January 2023.

January 2022 Private Placement

On January 20, 2022, the Company closed on a non-brokered private placement of 2,495,575 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $3,992,920. Each unit consisted of one common share of Western plus one common share purchase warrant of Western. Each warrant entitled the holder to purchase one common share at a price of CAD $2.50 per share for a period of three years following the closing date of the private placement. A total of 2,495,575 common shares and 2,495,575 warrants were issued to investors, and 98,985 warrants were issued to broker dealers in connection with the private placement.

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

Uranium Supply Agreement Delivery

In the second quarter of 2022, in satisfaction of the Year 5 delivery under our supply contract, we delivered and sold 125,000 lbs of uranium concentrate from our prepaid uranium concentrate inventory. Accordingly, during the nine months ended September 30, 2022, we recorded revenue of $7,223,609 (at a price of approximately $57 per pound) and cost of revenue of $4,044,083 related to this uranium delivery.

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

In early 2020, the operator filed an application with the Colorado Oil & Gas Conservation Commission (“COGCC”) to update the permit to create a new pooled unit. Subsequently, during 2021, the operator advanced through the oil well production stages: drilling was completed in the first quarter, wellfield completion/fracking was completed during the second quarter, drill out was completed in July, and flowback was completed in August. By August 2021, each of the eight (8) wells had commenced oil and gas production. The first royalty payment was made in January 2022 and monthly royalty payments have been received subsequently.

Due to the success of the first 8 wells which were developed in 2021, the operator decided to develop a second set of 8 wells within Western’s royalty area during 2022. The 2022 well installation was on a timeline which ran slightly behind the 2021 wells. However, by August 2022, each of the eight (8) new wells had come online; September 2022 was the new well pad’s first full month of production. The first royalty payment will be made in the first quarter of 2023.

During the three months ended September 30, 2022 and 2021, we recognized aggregate revenue of $108,547 and $16,155, respectively, and for the nine months ended September 30, 2022 and 2021, we recognized aggregate revenue of $387,810 and $48,465, respectively, under these oil and gas lease arrangements. On January 31, 2022, the operator of the Weld County Colorado oil and gas pooled trust issued the first cumulative royalty payment in the amount of $207,552 for August 2021 through December 2021 sales, which was recognized as income in the fourth quarter of 2021.

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue was the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter was delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID-19 restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3-to-1 decision which acknowledged that the work completed at the Sunday Mine Complex under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to “Active” status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex as the mines had not been restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine Temporary Cessation status. In a unanimous vote, the MLRB approved Temporary Cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 12, 2020, a coalition of environmental groups filed a lawsuit against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiff in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz mine permit. The MLRB and the Company were to respond with an answer brief within 35 days on or before June 9, 2021, but instead sought a settlement. The judicial review process was delayed as extensions were put in place until August 20, 2021. A settlement was not reached and the MLRB and the Company submitted answer briefs on August 20, 2021. The Plaintiff submitted a reply brief on September 10, 2021. On March 1, 2022, the Denver District Court reversed the MLRB’s orders regarding the Topaz Mine and remanded the case back to MLRB for further proceedings consistent with its order. The Company and the MLRB had until April 19, 2022 to appeal the Denver District Court’s ruling. Neither the Company nor the MLRB appealed the Denver District Court ruling. Western anticipates receiving an MLRB board order of reclamation for the Topaz Mine. The Company is continuing to work toward the completion of an updated Topaz Mine Plan of Operations which is a separate federal requirement of the BLM for the conduct of mining activities on the federal land at the Topaz Mine.

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

Uranium Section 232 Investigation/Nuclear Fuel Working Group Process

An investigation under Section 232 of the Trade Expansion Act of 1962 was undertaken by the Department of Commerce in 2018 to assess the impact to national security of the importation of uranium utilized by civilian nuclear reactors within the United States. In response to the Section 232 report, the Trump White House formed the Nuclear Fuel Working Group (“NFWG”) to find solutions for reviving and expanding domestic nuclear fuel production and reinvigorating recommendations. In April 2020, the U.S. Department of Energy (DoE) released the NFWG report entitled “Restoring America’s Competitive Nuclear Energy Advantage – A strategy to assure U.S. national security.” The report outlines a strategy for the reestablishment of critical capabilities and direct support to the front end of the U.S. domestic nuclear fuel cycle. In July 2021, the uranium Section 232 report was publicly released. The report concluded that uranium imports were “weakening our internal economy” and “threaten to impair the national security” and recommended immediate actions to “enable U.S. producers to recapture and sustain a market share of U.S. uranium consumption”. A number of the initiatives have been subsequently implemented. Most recently, in December 2020, U.S. Congress passed the “COVID-Relief and Omnibus Spending Bill,” which included $75 million for the establishment of a strategic U.S. Uranium Reserve. In June 2022, the DoE released program guidelines to initiate purchases of $75 million of domestic uranium inventory which is already in storage at the Honeywell Metropolis Works uranium conversion facility in Illinois USA. RFP submissions were due by August 1, 2022, and awards were expected to be announced within 60 days, but have been delayed several times and not yet been made public. Western did not hold any qualifying inventory, so the Company didn’t submit an RFP.

Most notably the results of the Section 232 and NFWG processes provided an advance warning as to the national security risks of nuclear fuel cycle dependency upon Russia and its former Soviet republics. With Russia’s invasion of Ukraine, the actual risk level is now understood to be of a greater magnitude than reported. Further, the cumulative market distortions of competing against state-sponsored entities for decades has caused countries across the world to seek government remedies to level the playing field. Any actions taken to remove pricing distortions from uranium markets are a positive outcome for U.S. uranium miners.

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

Biden-Harris Administration Initiatives

The positive momentum has continued for the nuclear and uranium mining sector due to the Biden-Harris Administration’s emphasis on climate change. Upon taking office, the Biden team immediately rejoined the Paris Agreement and continued its pursuit of campaign promises of investments in clean energy, creating jobs, producing clean electric power, and achieving carbon-free energy in electricity generation by 2035. Since taking office, President Biden has given all agencies climate change initiatives. The existing U.S. nuclear reactor fleet currently produces in excess of 50% of U.S. clean energy, and new, advanced nuclear technologies promise to generate additional clean energy. In an acknowledgement of the future growth potential of new nuclear technologies, the Biden-Harris Administration has increased U.S. government support of the industry to a level not seen in decades.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act which provisions for $369 billion in climate and energy investments, a portion of which will significantly benefit the U.S. domestic nuclear industry. Notably, while protecting the climate, there is a leveling of the playing field with renewable energy which has long benefited from government support. We see the benefits to nuclear split across existing reactors, new advanced reactors, low enriched uranium and high-assay low enriched uranium nuclear fuels, and in multiple stages of the domestic nuclear fuel cycle. We believe that each of these benefits increase future aggregate demand for uranium.

The Harris-Biden Administration continues to prioritize climate change initiatives both in the United States and abroad. President Biden attended both the (COP26) and (COP27) United Nations Climate Change Conferences. At the most recent conference, Special Presidential Envoy for Climate John Kerry, proposed a new initiative for the U.S. to assist and accelerate a European transition from coal plants to SMRs. This program is ongoing as the Department of Energy is already advancing this initiative.

Financial Buyers of Uranium - Sprott Physical Uranium Trust and ANU Energy OEIC Ltd.

The Sprott Physical Uranium Trust (U.UN) (the “Trust”) took over the former Uranium Participation Corp. (U.TO) and launched an at-the-market program (ATM) on August 17, 2021 to raise capital for the closed-ended trust. Since the inception of the ATM program, the Trust has acquired significant quantities of uranium causing spot prices to increase. In the one year since the Trust initiated its ATM program in August 2021 it has purchased ~40 million pounds of uranium and grown the net asset value to ~ $3 billion.

Due to Sprott’s success a clone physical uranium fund was launched on May 2022. The ANU Energy OEIC Ltd fund raised over $75 million dollars in a private placement and has made its first uranium purchase. Kazatomprom, the world’s largest producer of uranium is a strategic investor and uranium supplier to ANU Energy. Subsequently, the fund announced that it was contemplating a $500 million IPO in 4Q2022 or 1Q2023.

These dedicated investment vehicles highlight the increasing impact of financial buyers on uranium markets. Physical uranium purchases by financial buyers are depleting material from the spot market and sequestering it away from utility buyers. This has forced a market tightening as inventory levels of the most mobile inventory have been significantly depleted, initiating a new round of long-term contracting by utilities.

Russia’s Invasion of Ukraine

In February, Russia invaded Ukraine commencing a war between the two countries. Russia is a major global energy supplier and both countries are top ten uranium producers, and Russia is a global leader in nuclear fuel services. On the day prior to the invasion, the spot price of uranium was less than $44/lbs and it increased to a decade high peak of over $63/lbs, before subsequently settling around the $50/lbs spot price level.

Russia’s invasion of Ukraine has called into question its role and future participation in the nuclear fuel cycle. However as of today, Rosatom, Russia’s national nuclear company has avoided sanctions due to dependencies that have been built-up in the industry over decades. However, a desire to stay away from bad actors and the threat of Russia weaponizing energy exports has elicited responses. Worldwide, utilities have accelerated their contracting of non-Russian conversion and enrichment services. New uranium supply agreements are being signed with Western producers. In the U.S., legislative and agency solutions are moving forward. This year multiple new nuclear funding programs have already been put in place and the language from the DoE has only gotten stronger. The Secretary of Energy recently declared: “The United States wants to be able to source its own fuel from ourselves and that’s why we are developing a uranium strategy.” It has become clear that the DoE is committed to creating nuclear fuel solutions to address the current dependence and promote a geopolitical realignment of the nuclear fuel cycle away from Russia.

As a result of these new realities, the U.S. Congress is considering both sanctions and multiple pieces of legislation focusing on prohibiting the importation of Russian uranium and nuclear fuel and supporting U.S. domestic miners and the U.S. nuclear fuel cycle. Most recently, in a show of bipartisan support, Senators Barrasso, Manchin and Risch merged their competing legislation, which has been positioned for post-election deliberations.

There remains a possibility that Russia might reverse-sanction the United States and not make nuclear fuel deliveries. Weaponizing of energy is a tactic that is already being deployed in the Russia/Ukraine war and is increasingly becoming a matter of concern from countries that utilize Russian energy. As the U.S. has the largest fleet of nuclear reactors, any action affecting this market will have the potential to cause a realignment of global uranium markets.

Nuclear Fuel and Uranium Markets

Western currently is observing positive catalysts across multiple levels of the nuclear fuel and uranium markets. At a micro-level the projected supply / demand imbalance is expanding. Demand is increasing with new reactors being built, next generation reactors being advanced, operating reactor life extensions, restarts of idle reactors, and nuclear phase-out plans being reversed. There are multiple data points pointing to a depletion of the secondary supply overhang, which was prevalent for the last decade. At a macro-level, the electrification transition and climate change initiatives have increased global support for nuclear. Further, Russia’s invasion of Ukraine and the ensuing global energy crisis has focused attention on security of supply and supply chain risks. As a result, Western continues to advance our operational strategy in anticipation of increasing uranium price levels which will reward the ability to quickly scale-up ore production.

COVID-19

The world has been, and continues to be, impacted by the novel coronavirus (“COVID-19”) pandemic. COVID-19, and measures to prevent its spread, impacted our business in a number of ways. The impact of these disruptions and the extent of their adverse impact on the Company’s financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unpredictable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations. To date, COVID-19 has primarily caused Western delays in reporting, regulatory matters, and operations. Most notably, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex in August 2020 as the mines had not been restarted within the 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. The Van 4 Mine reclamation process was delayed because of COVID-19 pandemic lockdowns. The need to observe quarantine periods also caused a limited loss of manpower and delay to the 2021 / 2022 Sunday Mine Complex project. The COVID-19 pandemic has limited Western’s participation in industry and investor conference events. The Company is continuing to monitor COVID-19 and its subvariants, and the potential impact of the pandemic on the Company’s operations.

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$108,547	$16,155	$7,611,419	$48,465
Cost of revenues	-	-	4,044,083	-
Gross profit	108,547	16,155	3,567,336	48,465

Expenses
Mining expenditures	204,520	335,028	616,146	422,921
Professional fees	97,077	136,174	445,596	287,042
General and administrative	351,928	361,301	1,870,747	835,281
Consulting fees	18,346	12,801	78,165	16,810
Total operating expenses	671,871	845,304	3,010,654	1,562,054

Operating profit/(loss)	(563,324)	(829,149)	556,682	(1,513,589)

Interest expense, net	(35,799)	1,344	(17,740)	4,687
Other (income)/expense	-	-	(4,000)	-
Settlement expense	-	-	-	78,441

Net income/(loss)	(527,525)	(830,493)	578,422	(1,596,717)

Other Comprehensive income/(loss)
Foreign exchange gain/(loss)	(148,365)	(46,363)	(312,492)	23,531

Comprehensive income/(loss)	$(675,890)	$(876,856)	$265,930	$(1,573,186)

Three Months Ended September 30, 2022 as Compared to the Three Months Ended September 30, 2021

Summary:

Our consolidated net loss for the three months ended September 30, 2022 and 2021 was $527,525 or $0.01 per share and $830,493 or $0.02 per share, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the three months ended September 30, 2022 and 2021 was $675,890 and $876,856, respectively.

Revenue

Our revenue for the three months ended September 30, 2022 and 2021 was $108,547 and $16,155, respectively. The increase in revenue of $92,392 was primarily related to oil and gas royalties that were paid each month during the current quarter; payment of production royalties had not yet commenced in the corresponding quarter in the prior year.

Mining Expenditures

Mining expenditures for the three months ended September 30, 2022 were $204,520 as compared to $335,028 for the three months ended September 30, 2021. The decrease in mining expenditures of $130,508, or 39% was principally attributable to a reduction in mining operations during the current quarter while focusing on building an in-house mining capability; there were active mining operations during the full corresponding quarter in the prior year.

Professional Fees

Professional fees for the three months ended September 30, 2022 were $97,077 as compared to $136,174 for the three months ended September 30, 2021. The decrease in professional fees of $39,097 or 29% was primarily due to a decrease in legal fees as Securities and Exchange Commission share registration expenditures were concentrated in the prior period.

General and Administrative

General and administrative expenses for the three months ended September 30, 2022 were $351,928 as compared to $361,301 for the three months ended September 30, 2021. The decrease in general and administrative expense of $9,373 or 3% is primarily due to a $14,198 decrease in utility bills due to limited mining operations in the current quarter versus full mining operations during the corresponding quarter in the prior period.

Consulting Fees

Consulting fees for the three months ended September 30, 2022 were $18,346 as compared to $12,801 for the three months ended September 30, 2021. The increase in consulting fees of $5,545 or 43% was principally due to our reduced utilization of consultants during 2021 due to COVID-19.

Accretion and Interest

Accretion and interest for the three months ended September 30, 2022 produced income of $35,799 as compared to expense of $1,344 for the three months ended September 30, 2021. Due to increased capital balances, the Company was afforded access to a cash program paying higher interest rates which benefitted from both higher market interest rates and larger cash balances.

Foreign Exchange

Foreign exchange loss for the three months ended September 30, 2022 was $148,365 as compared to a loss of $46,363 for the three months ended September 30, 2021. The foreign exchange loss is primarily due to the strengthening of the U.S. dollar relative to the Canadian dollar.

Nine Months Ended September 30, 2022 as Compared to the Nine Months Ended September 30, 2021

Summary:

Our consolidated net income for the nine months ended September 30, 2022 was $578,422 or $0.01 per share and consolidated net loss was $1,596,717 or $0.04 per share for the nine months ended September 30, 2021. The principal components of these year over year changes are discussed below.

Our comprehensive income for the nine months ended September 30, 2022 was $265,930 and comprehensive loss was $1,573,186 for the nine months ended September 30, 2021.

Revenue

Our revenue for the nine months ended September 30, 2022 and 2021 was $7,611,419 and $48,465, respectively. The increase in revenue of $7,562,954 was primarily related to the revenue recognized upon the satisfaction of the uranium concentrate delivery under our supply contract whereby we delivered 125,000 lbs of uranium concentrate from our prepaid uranium concentrate inventory. Further, oil and gas royalties were recognized during every month during 2022, but $0 of oil and gas royalties and $48,465 of lease revenue were recognized during the corresponding nine-month period in the prior year.

Cost of Revenue

Cost of revenue was $4,044,083 for the nine months ended September 30, 2022 as compared to $0 for the nine months ended September 30, 2021. This increase was a result of recording the cost of the uranium concentrate that was sold and delivered during the second quarter of 2022.

Mining Expenditures

Mining expenditures for the nine months ended September 30, 2022 were $616,146 as compared to $422,921 for the nine months ended September 30, 2021. The increase in mining expenditures of $193,225, or 46% was principally attributable to increases in the utilization of contract labor, hydrology expenditures, and mining costs. The Company’s Sunday Mine Complex was active more months during the current period versus the prior period and costs of building an in-house mining capability were concentrated in the second and third quarters.

Professional Fees

Professional fees for the nine months ended September 30, 2022 were $445,596 as compared to $287,042 for the nine months ended September 30, 2021. The increase in professional fees of $158,554 or 55% was primarily due to an increase in legal expenditures and the reduced utilization of consultants during the prior year period due to COVID-19.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2022 were $1,870,747 as compared to $835,281 for the nine months ended September 30, 2021. The increase in general and administrative expense of $1,035,446, or 124% is primarily due to a $744,327 increase in stock-based compensation expense as the 2021 stock option awards were granted and vested entirely during 2022. There was also a $122,036 increase in payroll expenses due to an increase in staff and compensation. Investor relations expenditures increased by $37,190 as investor initiatives were re-initiated in 2022.

Consulting Fees

Consulting fees for the nine months ended September 30, 2022 were $78,165 as compared to $16,810 for the nine months ended September 30, 2021. The increase in consulting fees of $61,355 was principally due to our reduced utilization of consultants during 2021 due to COVID-19.

Accretion and Interest

Accretion and interest for the nine months ended September 30, 2022 produced income of $17,740 as compared to expense of $4,687 for the nine months ended September 30, 2021. Due to increased capital balances, the Company was afforded access to a cash program paying higher interest rates which benefitted from both higher market interest rates and larger cash balances.

Foreign Exchange

Foreign exchange loss for the nine months ended September 30, 2022 was $312,492 as compared to a gain of $23,531 for the nine months ended September 30, 2021. The foreign exchange loss is primarily due to the strengthening of the U.S. dollar relative to the Canadian dollar.

Liquidity and Capital Resources

The Company’s cash and restricted cash balance as of September 30, 2022 was $11,220,194. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public company reporting responsibilities. Management believes that in order to finance the development of the mining properties and Kinetic Separation, the Company will be required to raise additional capital by way of debt and/or equity. Western could potentially require additional capital if the scope of Company’s projects expands. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $5,174,546 for the nine months ended September 30, 2022, as compared with $1,576,627 used in operating activities for the nine months ended September 30, 2021. Of the $5,174,546 in net cash provided by operating activities for the nine months ended September 30, 2022, $578,422 is derived from our net income before non-cash adjustments. After non-cash adjustments the cash income increased to $1,378,191. Changes in our operating assets and liabilities for the period primarily includes a $4,085,723 decrease in prepaid uranium concentrate inventory and a decrease of $146,177 in subscription payable.

Net cash used in investing activities

Net cash used in investing activities was $895,400 for the nine months ended September 30, 2022, as compared with $65,000 for the nine months ended September 30, 2021. This net cash used consists of purchases of equipment and vehicles to build Western’s in-house mining capability.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2022 and 2021 were $5,632,273 and $5,519,337, respectively. During the nine months ended September 30, 2022 we completed a private placement representing aggregate net proceeds of $3,011,878 and received $2,620,395 from the exercise of warrants.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties to be $751,405 and $740,446 as of September 30, 2022 and December 31, 2021, respectively. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of September 30, 2022 and December 31, 2021 were $297,510 and $271,620, respectively. The gross reclamation liabilities as of September 30, 2022 and December 31, 2021 are secured by financial warranties in the amount of $751,405 and $740,446, respectively.

On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 Mine. Reclamation at the Van 4 Mine has continued using company employees and equipment. The headframe and ore bins have been dissembled and placed into storage. This phase followed building removal; hence cement pads are the only structures remaining onsite. The portion of the reclamation liability related to the Van 4 Mine and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057.

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

During the three months ended September 30, 2022 and 2021, the Company recognized aggregate revenue of $108,547 and $16,155, respectively, and for the nine months ended September 30, 2022 and 2021, the Company recognized aggregate revenue of $387,810 and $48,465, respectively, under these oil and gas lease arrangements. On January 31, 2022, the operator of the Weld County Colorado oil and gas pooled trust issued the first cumulative royalty payment check in the amount of $207,552 for August 2021 through December 2021 sales which was recognized as income in the fourth quarter of 2021. Subsequently, in 2022, monthly royalty checks were received for sales during each of the months in the first quarter.

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $321,600 as of September 30, 2022) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $321,600 and $362,794 as of September 30, 2022 and December 31, 2021, respectively.

The Company also owed Mr. Glasier reimbursable expenses in the amount of $54,000 and $65,753 as of September 30, 2022 and December 31, 2021, respectively.

Going Concern

With the exception of the quarter ending June 30, 2022, we had incurred losses from our operations. During the three months ended September 30, 2022, we generated a net loss of $527,525. We expect to generate operating losses for the foreseeable future as we incur expenses to bring our mining operations online. As of September 30, 2022, we had an accumulated deficit of $12,583,074 and working capital of $10,181,380.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. On January 20, 2022, the Company closed on a non-brokered private placement of 2,495,575 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $3,992,920 (USD $3,011,878 in net proceeds). During the nine months ended September 30, 2022, the Company received $2,620,395 in proceeds from the exercise of warrants.

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

Off Balance Sheet Arrangements

As of September 30, 2022, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosures.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022 due to the lack of segregation of duties and the failure to report disclosures on a timely basis.

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

PART II . OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of September 30, 2022, the ultimate disposition of which would have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.

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

With the exception of the quarter ending June 30, 2022, we had incurred losses from our operations. During the three months ended September 30, 2022, we generated a net loss of $527,525. We expect to generate operating losses for the foreseeable future as we incur expenses to bring our mining operations online. As of September 30, 2022, we had an accumulated deficit of $12,583,074 and working capital of $10,181,380.

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

As more fully described under “Liquidity and Capital Resources” of Item 2. “Management’s Discussion and Analysis of Financial Condition and Result of Operations”, we have a history of significant negative cash flows and net losses, with an accumulated deficit balance of $12.6 million and $13.2 million at September 30, 2022 and December 31, 2021, respectively. We have been reliant on royalty revenues and equity financings from the sale of our common shares in order to fund our operations. We do not expect to achieve profitability or develop positive cash flows from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flows and net losses to date, it may be difficult to evaluate our future performance.

At September 30, 2022 and December 31, 2021, we had working capital of $10,181,380 and $4,492,169, respectively. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing. However, there is no assurance that we will be successful in securing any form of additional financing in the future; therefore, substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable the Company to continue its operations over the next twelve months. The condensed consolidated financial statements for the nine months ended September 30, 2022 were prepared assuming that the Company would continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our compliance costs, including the posting of surety bonds associated with environmental protection laws and regulations and health and safety standards, have been significant to date and are expected to increase in scale and scope as we expand our operations in the future. Furthermore, environmental protection laws and regulations may become more stringent in the future, and compliance with such changes may require capital outlays in excess of those anticipated or cause substantial delays, which would have a material adverse effect on our operations.

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

We had $10,468,789 and $880,821 in cash at September 30, 2022 and December 31, 2021, respectively. There can be no assurance that we will be able to obtain additional capital after we exhaust our current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing shareholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

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

The Company made no unregistered sales of securities during the quarter covered by this report.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. Western went into active mining operations at the Sunday Mine Complex during 2021. During the quarter ended September 30, 2022, Mine Safety and Health Administration (MSHA) mine inspections have not yielded any disclosures required by Section 1503(a) of the Dodd-Frank Act.”

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

WESTERN URANIUM &VANADIUM CORP.

Date: November 17, 2022	By:	/s/ George Glasier
George Glasier
Chief Executive Officer (Principal executive officer)

Date: November 17, 2022	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal financial and accounting officer)