Form 10-K
period 2022-12-31
Western Uranium & Vanadium Corp.
filed 2023-04-17
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the common shares held by non-affiliates of the registrant was $38,577,380.

As of April 17, 2023, 43,602,565 of the registrant’s no par value common shares were outstanding.

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

v

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

On August 18, 2014, the Company closed on the purchase of certain mining properties in Colorado and Utah from Energy Fuels Holding Corp. Assets purchased included both owned and leased lands in Utah and Colorado and all represent properties that have been previously mined for uranium to varying degrees in the past. The acquisition included the purchase of the Sunday Mine Complex. The Sunday Mine Complex is located in western San Miguel County, Colorado. The complex consists of the following five individual mines: the Sunday mine, the Carnation mine, the Saint Jude mine and the West Sunday mine. The operation of each of these mines requires a separate permit and all such permits have been obtained by Western and are currently valid. In addition, each of the mines has good access to a paved highway, electric power to existing mine workings, office/storage/shop and change buildings, and extensive underground haulage development with multiple vent shafts complete with exhaust fans. After the completion of the 2019/2020 project, the Sunday Mine Complex was advanced such that it is operationally ready and mining operations have been restarted.

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

Furthermore, related to Kinetic Separation in connection with the acquisition of Black Range Minerals Ltd. (“Black Range”), the Company assumed a call option agreement between Black Range and Mr. George Glasier. Prior to the Black Range Transaction, George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $500,000 AUD ($340,552 USD as of December 31, 2022) to Seller within 60 days of the first commercial application of the Kinetic Separation. Western assumed this contingent payment obligation in connection with the Black Range Transaction.

The Kinetic Separation process is dramatically different from conventional mining techniques. Subject to regulatory approvals for its use, Kinetic Separation is beneficial in the following ways:

●	Mining, crushing, and separation of waste from minerals (uranium and vanadium) can occur underground (inside the mine), at the mine above ground, at a location between the mine and the mill, or at the mill.

●	Value-added of the process is that 85%-90% of the waste is separated at earlier steps in the process, thus saving costs in later steps.

●	Benefits include reduced radiometric exposure, reduced duration of material handling, and lower costs for transportation.

●	Processing reduced ore quantities is beneficial at the mill stage due to the reduction in acid and power consumption and post-milling tailings.

Kinetic Separation can be used on legacy uranium stockpiles in the western United States, removing 85-90% of the uranium. This is an application through which Kinetic Separation could positively contribute to the “greening of the environment”. According to a study there are approximately 4,225 legacy uranium mines from the 1940-1970 period throughout the Western United States, most of which have waste stockpiles. At the present time, kinetically separating these legacy stockpiles is not currently planned by the Company.

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

We are an “emerging growth company” as that term is defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). The JOBS Act defines an “emerging growth company” as one that had total annual gross revenues of less than $1,235,000,000 during the last fiscal year. Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act) are required to comply with the new or revised financial accounting standard. The JOBS Act also provides that a company can elect to opt out of the extended transition period provided by Section 102(b)(1) of the JOBS Act and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

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

Our mineral properties are located in western Colorado and eastern Utah and adjacent areas of the western United States. We have committed to permitting and building our own mill to process uranium and vanadium and incorporating Kinetic Separation into our licensing. Our primary focus is scaling up the fully permitted Sunday Mine Complex into higher levels of mining production, the commercialization of Kinetic Separation and permitting the San Rafael Project.

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

Application of Kinetic Separation is expected to have a very positive effect on the development of not only our Sunday Mine Complex, but also most of our and other deposits, because it significantly reduces both capital and operating costs. Extensive test work has shown that from amenable sandstone-hosted ore types, typically more than 90% of the mineralization can be separated into 10-20% of the initial sample mass.

OUR STRATEGY

Our vision is to become a leading uranium and vanadium developer and producer. Our strategy is to build value for shareholders by advancing our projects for further scaled-up mining production. We have committed to permitting and building our own processing plant to mill uranium and vanadium and incorporating Kinetic Separation into our licensing. Site and facility design and permitting have begun on the acquired processing plant site. During mining operations at the Sunday Mine Complex, during the 2019/2020 and 2021/2022 periods the company utilized an outside mining contractor. During 2022, Western changed its approach, acquiring mining equipment and vehicles and building a mining team to put in place an in-house mining capability. During 2023, this team will continue mining operations at the Sunday Mine Complex developing the mine for future production and extracting ore to be stockpiled underground. Future in-house mining crews will be added to assure the availability of feedstock to baseload the processing plant.

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

The 2018 vanadium price rally catalyzed a project at the Sunday Mine Complex. Western reinitiated active mining operations during the 2019/2020 Sunday Mine Complex project beginning with infrastructure and exploratory work projects, which culminated in the commencement of production with the mining and stockpiling of the extracted uranium/vanadium ore. The mining team refocused on surface infrastructure projects required by the DRMS before COVID-19 stoppages caused the mines to be put back into Temporary Cessation.

During 2020, COVID-19 induced mine closures began a rally in uranium prices. In 2021, catalysts continued to provide positive signals for uranium miners and investors. This catalyzed the 2021/2022 Sunday Mine Complex project which commenced in July 2021. After completion of infrastructure work in this new area of the mine, exploration and development of the GMG ore body was the first project phase. Drifting, continuous high-grade ore was intersected, which led to the mining and underground stockpiling of over 3,000 tons of uranium/vanadium ore during the December 2021 to March 2022 period.

Thereafter, Western began the acquisition of a full complement of mining equipment and personnel to take over mining operations. Western’s transition from employing a mining contractor to building an in-house mining operation has now been completed. Since this transition began in spring 2022, additional employees have been hired to support mining operations and mining equipment and vehicles have been acquired to support deployment of two (2) fully equipped mining teams. The equipment has been prepared for operations and readied for deployment; site infrastructure upgrades have been finished. In early 2023, the mines were reopened for ventilation and infrastructure upgrades. Mining operations are restarting in April 2023 and will initially involve additional development of the GMG Ore Body, stockpiling of high-grade ore and underground drilling/exploration to define additional production zones. The next project will be similar in scope but on the St. Jude Mine target areas defined during the 2019/2020 work project.

It may be difficult for many uranium mining companies to expand production in a timely manner in response to rising uranium prices, as it requires many years of permitting and development to bring new mines into production. These lead times will put further upward pressure on prices. Thus, Western has a competitive advantage, due to the aforementioned projects, because our mining properties can scale-up production on short notice.

The Company holds an exclusive 25-year license to use Kinetic Separation, a proven technology that we anticipate will improve the efficiency of hauling and processing ore from Western’s sandstone-hosted mines. The Company has proven that post-Kinetic Separation ore has 90% of the uranium mineralization of the pre-Kinetic Separation ore in 10% of its mass. We are planning to build two Kinetic Separation machines, each with a capacity of forty tons per hour at an aggregate cost of $2.0 million dollars. The license agreement was entered into on March 17, 2015 and expires on March 16, 2040. There are no remaining license fee obligations and there are no future royalties due under the agreement. The Company has the right to sub-license the technology to third parties. The Company may not sell or assign the Kinetic Separation license; however, it could be transferred in the sale of Western or the subsidiary holding the license.

Prior to the planned processing plant becoming licensed and operational, our in-house mining teams will be stockpiling uranium/vanadium ore. When the processing plant is constructed, Western will become fully operational as we forecast to begin processing the accumulated stockpiled ore during late 2026.Western believes that its mineral resources have a reasonable prospect for economic extraction. However, the Company has not completed a preliminary economic assessment under NI 43-101 or a feasibility study or preliminary feasibility study under S-K 1300 that would be needed to establish the existence of proven or probable reserves and has instead allocated that capital to the aforementioned mining operations at the Sunday Mine Complex.

Constructing Uranium/Vanadium Processing Plant

In January 2023, the Company issued news releases announcing that it has begun site and facility design and permitting on a property acquired in Green River, Emery County, Utah to build a state-of-the-art mineral processing plant. The facility will be designed to recover uranium, vanadium and cobalt from conventional ore mined both from Company mines and ore produced by other mining companies. This processing plant is expected to have a cost of approximately $50 to $60 million, and after permitting and construction the processing of uranium and vanadium ore is expected to commence in late 2026.

URANIUM MARKET OUTLOOK

World demand for clean, reliable, and affordable electricity is growing. The future demand for uranium is expected to increase due to the construction of additional nuclear reactors around the world. Multiple Japanese utilities have nuclear reactors in the process of restarting. Chinese utilities continue to aggressively build new reactors and buy uranium, with the goal of becoming the world leader in nuclear electricity generation. In total, according to the World Nuclear Association (WNA), there are almost 60 new reactors under construction in the world. Existing and new nuclear technologies are receiving unprecedented support on a global basis, as a baseload electricity source with zero carbon emissions.

A uranium global supply/demand imbalance had been projected by analysts to impact uranium prices in coming years. In 2020 COVID-19 induced mine closures and in 2021 Sprott Physical Uranium Trust (“SPUT”) began purchasing uranium, underscoring the imbalance. Both of these catalysts have depleted excess inventories and accelerated the timing of the supply/demand impact. Demand is increasing with new reactors being built, next generation reactors being advanced, operating reactor life being extended, idle reactors being restarted, and nuclear phase-out plans being reversed. At a macro-level, the electrification transition and climate change initiatives have increased global support for nuclear.

After the 2011 Fukushima nuclear accident, uranium markets endured a decade long bear market due to excess supply created by nuclear reactor shutdowns and large quantities of new material entering the market. In recent years, this excess supply has been depleted by utility use, production curtailments, COVID-19 induced production suspensions, and financial buyers purchasing physical uranium (“U3O8”). A high correlation is observable between the Sprott Physical Uranium Trust (“SPUT”) raising capital and purchasing U3O8 and uranium ETF and equity prices. During 2021, SPUT bought 23 million lbs of U3O8 with most purchases occurring during a 2.5 month window centered around September and October. As a result of SPUT’s success, competitor physical uranium funds have been launched in Kazakhstan and Switzerland. Notably, Kazatomprom, the world’s largest uranium producer, is both an investor and uranium supplier to the Kazakhstan clone EFT.

In 2022, geopolitical events became the main driver of uranium markets. During January, mass government protests in Kazakhstan were suppressed by the Collective Security Treaty Organization, a military alliance of regional allies led by Russia. Uranium markets reacted as Kazakhstan was responsible for 45% of the 2021 global uranium production. In February, the Russian invasion of Ukraine added more volatility due to Russia’s dominant position in nuclear fuel services including 38% of world conversion capacity and 46% of world enrichment capacity. These events led to new SPUT capital inflows and the purchase of 12 million lbs. of U3O8 during the first quarter of 2022. In parallel, additional capital flowed into nuclear ETFs and uranium equities through April, but began to reverse in May. This equity price action followed U3O8 spot prices which began the year at $42, rallied to a $64 peak by mid-April before beginning to decline by mid-May. During the last nine months of 2022, SPUT became a smaller factor as less than 6 million lbs. of U3O8 were purchased.

With equity markets having their worst year since 2008, uranium equity prices were pulled down by the general markets, despite a spike in underlying positive fundamentals. 2022 became a transformational year for the normally staid nuclear power and physical uranium markets as the status quo was disrupted. There was a rush on contracts for the limited available conversion and enrichment capacity which caused a price surge. Due to shrinking secondary supplies, utilities followed by signing new uranium supply contracts that increased long-term U3O8 prices from $43 to $52 during the year.

The real uranium industry bull market was in the underlying fundamentals attributable to multiple factors, including climate change, energy security, supply chain and energy scarcity initiatives. This inflection point will likely impact markets for decades as the supply/demand imbalance has flipped from a market with excess supply into a market with excess future demand. With the reduced availability of secondary supplies, utilities have added multi-year contracts with mining companies for primary supply. The drivers expanding the demand for nuclear fuel include non-nuclear nations adding nuclear power generation, nuclear nations expanding fleets and/or extending lives of existing reactors, idled nuclear reactors being re-started, reactors being phased out and shutdowns being reversed, and the deployment of advanced reactors / SMRs. However, the challenge is in meeting increasing demand while being constrained from sourcing new material from the world’s largest suppliers.

Russia’s invasion of Ukraine and the ensuing global energy crisis has focused attention on security of supply and supply chain risks and has caused most of the world to re-evaluate their dependence upon nuclear fuel exported by Russia. The dominant market position of Rosatom, Russia’s national nuclear company, was developed through decades of government subsidies. Because of the Ukraine invasion, new contracts are largely not being signed with Rosatom, and deliveries under existing contracts continue to be made. Future deliveries potentially could be at risk due to sanctions / legislation or a Russian embargo. Customer dependencies upon the Russian supply of uranium, conversion and enrichment are being addressed slowly by governments as alternative suppliers are not currently available. A secondary concern is Kazakhstan, the world’s largest uranium producing country and the second longest continuous land border in the world shared with Russia. The concern is Russia exerting influence over Kazakhstan amid their currently strained relationship. Additionally, Kazatomprom has put in place infrastructure to supply uranium to China under its 15 year plan to deploy 150 new nuclear reactors. In 2022, it has become evident that this small area of the world has emerged to form the key drivers in the future of the global nuclear fuel cycle.

The events of 2022 have set in motion uranium market and nuclear fuel opportunities for the next decade and beyond. There are positive catalysts across multiple levels of the nuclear fuel and uranium markets. We believe that new demand and shifting demand will catalyze a uranium bull market that will increase uranium prices toward incentive price levels that will drive uranium mining company production, profits and equity prices. As a result, Western continues to advance our aforementioned operational strategy.

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

Since the Fukushima disaster in 2011, uranium spot prices entered a steady decline until June 2014, when they rebounded slightly and peaked again in March 2015 at $39 per pound. After that peak, prices again began to fall steadily, reaching their lowest point of $18 per pound in November 2016. Prior to COVID-19, annual uranium production was at its lowest in over a decade, creating a global supply deficit where production was only about two-thirds of consumption. In May 2020, after COVID-19 related production shutdowns, spot prices hit a $34 per pound price before declining to close the year at $30 per pound. During 2021, market participation by the Sprott Physical Uranium Trust and other secondary market uranium buyers caused prices to rise to $42.05 per pound at December 31, 2021. Uranium prices held these levels until Russia’s invasion of Ukraine caused uranium markets to surge. Prior to the invasion on February 24, 2022, uranium spot prices were in the $43 per pound range and rose to slightly over $63 per pound by April 2022; an increase of ~$20 per pound and an 11-year high. Later in May 2022 and June 2022, the spot price receded to $45 levels, before recovering to the $50 level in September 2022. In the subsequent six months, the spot price of uranium has been range bound at $50 +/- per pound levels.

Geopolitical events, technological advances, and the nuclear energy growth path provide favorable pricing factors specific to the uranium industry. As a result, we foresee a uranium pricing environment which in the coming years will allow Western to initiate full-scale production in its best properties. This had led us to accelerate our recent scaling-up of mining operations.

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

The vanadium market price was $8.90 per pound as of December 31, 2022, which was an increase from the December 31, 2021 price of $8.70 per pound. During the first quarter of 2023, vanadium prices rallied with commodities closing at a high of $10.10 on February 28, 2023.

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

Western aims to possess a strategic advantage by completing the construction of its own uranium and vanadium mill during 2026. The Company will have its own mining teams, equipment and infrastructure, which will dramatically reduce its operational costs and increase margin. Moreover, by using Kinetic Separation, we expect the cost of production of uranium to be reduced by approximately 40%.

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

Reclamation and Restoration Costs and Bonding Requirements

At the conclusion of conventional mining, a site is decommissioned and reclaimed. Reclamation involves removing evidence of surface disturbance. The reclamation liabilities of the U.S. mines are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities at December 31, 2022 of the mineral properties to be approximately $751,000.

The Company is required by state regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has provided performance bonds issued for the benefit of the Company in the amount of $751,000 to satisfy such regulatory requirements.

EMPLOYEES

As of December 31, 2022, we had ten full-time employees. Additional employees have been subsequently added in 2023 to fully staff the in-house mining team.

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

Our ability to become a successful operating mining company is contingent on whether we can continue to access adequate operating capital and can ultimately mine our properties and monetize the uranium and vanadium processed at our mill on a profitable basis, and can then leverage those proceeds to finance further mining activities and to acquire and finance additional reserves, all in spite of potentially significant fluctuations in the market prices of uranium and vanadium.

We expect to generate operating losses for the next several years as we incur expenses to scale up mining at our Sunday Mine Complex. During the year ended December 31, 2022, we generated a net loss of $713,767. This loss was offset by the margin of approximately $3.2 million earned on the delivery of 125,000 pounds of natural uranium concentrate. As of December 31, 2022, we had an accumulated deficit of $13,875,263 and working capital of $9,568,963.

The Company’s ability to continue its planned operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financings, to secure regulatory approval to fully utilize its Kinetic Separation technology, to scale up its mining operations at Sunday Mine Complex, to construct its own ore processing mill that is expected to be licensed to utilize Kinetic Separation, and to initiate the processing of ore to generate operating cash flows.

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

Our ability to function as an operating mining company will be dependent on our ability to mine our properties and permit, build and operate our mill at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. The volatility of uranium prices makes long-range planning uncertain and raising capital difficult.

Our ability to operate on a positive cash flow basis will be dependent on mining sufficient quantities of uranium or vanadium at a profit sufficient to finance our operations, operate our mill profitably and for the acquisition and development of additional mining properties. Any profit will necessarily be dependent upon, and affected by, the long and short term market prices of uranium and vanadium, which are subject to significant fluctuation. Uranium prices have been and will continue to be affected by numerous factors beyond our control. These factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources and uranium production levels and costs of production. A significant, sustained drop in uranium prices may make it impossible to operate our business at a level that will permit us to cover our fixed costs or to remain in operation.

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

As more fully described within this annual report, we acquired our first mineral properties in November of 2014. To date, we have been acquiring additional mineral properties and raising capital. We hold uranium projects in various stages of exploration in the states of Colorado and Utah. In addition, in July 2023, we announced our plans to permit and develop a mill for the processing of uranium and vanadium.

As more fully described under “Liquidity and Capital Resources” of Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations”, we have a history of significant negative cash flows and net losses, with an accumulated deficit balance of $13.9 million and $13.2 million at December 31, 2022 and 2021, respectively. We have been reliant on royalty revenues and equity financings from the sale of our common shares in order to fund our operations. We do not expect to achieve profitability or develop positive cash flows from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flows and net losses to date, it may be difficult to evaluate our future performance.

At December 31, 2022 and 2021, we had working capital of $9,568,963 and $4,492,169, respectively. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing. However, there is no assurance that we will be successful in securing any form of additional financing in the future; therefore, substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable the Company to continue its operations over the next twelve months. The consolidated financial statements for the years ended December 31, 2022 and 2021 were prepared assuming that the Company would continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our long-term success, including the recoverability of the carrying values of our assets, our ability to acquire additional uranium projects and continue with exploration and pre-extraction activities and mining activities on our existing uranium projects, will depend ultimately on our ability to achieve and maintain profitability, and positive cash flow from our operations by establishing ore bodies that contain commercially recoverable uranium and to develop these into profitable mining activities. The economic viability of our mining activities has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vi) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change as a result of any one or more of these risks and uncertainties and there is no assurance that any ore body that we extract mineralized materials from will result in achieving and maintaining profitability and developing positive cash flow.

Our operations are capital intensive, and we will require significant additional financing to continue production at the Sunday Mine Complex, to permit and construct the ore processing mill, to continue exploration and begin pre-extraction activities on our other existing uranium/vanadium projects, and to acquire additional uranium/vanadium projects.

Our operations are capital intensive and future capital expenditures are expected to be substantial. We will require significant additional financing to fund our operations, including continuing production at the Sunday Mine Complex, to permit and construct the ore processing mill, continuing exploration on our other existing projects and beginning pre-extraction activities on those projects, which include assaying, drilling, geological and geochemical analysis and mine construction costs, and acquiring additional uranium/vanadium projects. In the absence of such additional financing, we would not be able to fund our operations, which may result in delays, curtailment or abandonment of any one or all of our uranium projects.

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

Because the number of mills permitted for processing of uranium and vanadium is very limited, we have determined that we will seek a permit and then construct our own uranium and vanadium ore processing mill. The capital required and risks involved in such an endeavor could negatively affect our ability to do business.

The construction of a facility for the processing of uranium ore is both a capital-intensive and regulatory intensive endeavor. Obtaining a license to construct and operate a processing plant to mill uranium and vanadium is subject to a number of risks, including local, state and national regulations, and political and environmental influences. Furthermore, we must raise sufficient capital to fund the permitting efforts and construction of the mill. We are subject to the risks that adequate capital in general may not be available at the levels needed and risks that adequate capital may not be available for investments in the front-end of the nuclear fuel cycle. If we are not able to address these risks and build a processing plant/mill then, we would need to arrange with a third party for conventional milling services. It may be difficult for the Company to gain access to a third party’s mill on favorable terms, or at all. This could result in increased costs and/or significant delays in, interruption of, or cessation of the Company’s business activities.

Our ability to realize anticipated benefits of the Kinetic Separation process is subject to uncertainties associated with that process.

In order to utilize Kinetic Separation to process uranium/vanadium bearing ore, there are uncertainties that must be addressed. Currently, to utilize Kinetic Separation the Company plans to apply for its own milling license for a processing facility. If this is not practical or feasible the Company would need to arrange to utilize a third party’s mill. There are substantial costs and risks associated with both of these alternatives. The Company is open to continuing to seek an alternative path forward that would allow the use of Kinetic Separation either inside a uranium mine or on the surface outside of the underground workings to further reduce transportation costs. However, there is no assurance that such an alternative approach will be approved for Western or other companies with comparable processes pursuing regulatory remedies.

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

Our exploration, mining and planned uranium and vanadium ore processing activities at the proposed company owned mill are dependent upon the grant of appropriate rights, authorizations, licenses, permits and consents, as well as continuation and amendment of these rights, authorizations, licenses, permits and consents already granted, which may be granted for a defined period of time, or may not be granted or may be withdrawn or made subject to limitations. There can be no assurance that all necessary rights, authorizations, licenses, permits and consents will be granted to us, or that authorizations, licenses, permits and consents already granted will not be withdrawn or made subject to limitations.

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

In late February 2022, Russia launched a large-scale military attack on Ukraine. The invasion significantly amplified already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West, including the United States. In response to the military action by Russia, various countries, including the United States, the United Kingdom and European Union issued broad-ranging economic sanctions against Russia and its companies, institutions, officials and oligarchs. Additional sanctions have been and may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact, among other things, the Russian economy and various sectors of the economy, including but not limited to, financial, energy, metals and mining, engineering and defense and defense-related materials sectors; result in a decline in the value and liquidity of Russian securities; result in boycotts, tariffs, and purchasing and financing restrictions on Russia’s government, companies and certain individuals; weaken the value of the ruble; downgrade the country’s credit rating; freeze Russian securities and/or funds invested in prohibited assets and impair the ability to trade in Russian securities and/or other assets; and have other adverse consequences on the Russian government, economy, companies and region. Further, several large corporations and U.S. states have announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses.

The ramifications of the hostilities and sanctions may not be limited to Russia, Ukraine and Russian and Ukrainian companies and may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have significant trade with Russia and Ukraine) and on various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility and cause severe negative effects on regional and global economic markets, industries, and companies. In addition, Russia may take retaliatory actions and other countermeasures, including cyberattacks and espionage against other countries and companies around the world, which may negatively impact such countries and companies.

The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted.

While we expect any direct impacts to our business to be limited, the indirect impacts on the economy, such as recession, and on the mining industry and other industries in general could negatively affect our business and may make it more difficult for us to raise equity or debt financing and/or impair global equity prices, including Western’s.

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

We had $9,682,133 in cash at December 31, 2022. There can be no assurance that we will be able to obtain additional capital after we exhaust our current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing shareholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

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

SEC Industry Guide 7 has been rescinded and replaced by S-K 1300, which requires that we disclose specific information related to our material mining operations, including with particularity any mineral resources and mineral reserves. Although we have established the existence of mineralized materials on our uranium properties, we have not established any measured mineral resources or any proven or probable reserves through the completion of a feasibility study for any of our uranium properties and we have no current plans to seek to do so, as it would not serve a business purpose at the present time. Nevertheless, if in the future we were to seek to identify any measured mineral resources or to establish any proven or probable reserves, we would be required to provide disclosure in that regard under both S-K 1300 and NI 43-101. While S-K 1300 is substantively similar to NI 43-101 (with the primary difference being between the format required for an S-K 1300 technical report summary and the format required for an NI 43-101 technical report), S-K 1300 is potentially subject to unknown interpretations, which could require the Company to incur substantial costs associated with compliance. We cannot predict the nature of any future enforcement, interpretation, or application of S-K 1300. Any further revisions to, or interpretations of, S-K 1300 or NI 43-101 could result our company incurring unforeseen costs associated with compliance with both of those disclosure regimes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Company headquarters is maintained through a lease at 330 Bay Street, Suite 1400, Toronto, Ontario, Canada M5H 2S8.

An operations facility is rented at 31617 Hwy 90 Road, Nucla, Colorado, USA which houses the Kinetic Separation units and a shop office. In 2022, the rental of a new mining operations office was added at 31525 Hwy 90 Road, Nucla, Colorado, USA.

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

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of December 31, 2022, include:

●	San Rafael Uranium Project located in Emery County, Utah

●	The Sunday Mine Complex located in western San Miguel County, Colorado

●	The Van 4 Mine located in western Montrose County, Colorado

●	The Sage Mine project located in San Juan County, Utah and San Miguel County, Colorado

●	Dunn Project located in San Juan County, Utah.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of December 31, 2022, include:

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

The Company maintains that it was timely in meeting existing rules and regulations. A permit hearing was scheduled for October 21, 2020 to determine temporary cessation status. In a unanimous vote, the MLRB approved temporary cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 10, 2020, the MLRB issued a board order which finalized the findings of the October 21, 2020 permit hearing. On November 6, 2020, the MLRB signed an order placing the five Sunday Mine Complex mine permits into Temporary Cessation. On November 12, 2020, a coalition of environmental groups (the “Plaintiffs”) filed a complaint against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz Mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz Mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiff in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz Mine permit. The MLRB and the Company were to respond with an answer brief within 35 days on or before June 9, 2021, but instead sought a settlement. The judicial review process was delayed as extensions were put in place until August 20, 2021. A settlement was not reached and the MLRB and the Company submitted answer briefs on August 20, 2021. The Plaintiff submitted a reply brief on September 10, 2021. On March 1, 2022, the Denver District Court reversed the MLRB’s orders regarding the Topaz Mine and remanded the case back to MLRB for further proceedings consistent with its order. The Company and the MLRB had until April 19, 2022 to appeal the Denver District Court’s ruling. Neither the Company nor the MLRB appealed the Denver District Court ruling. Subsequently on March 20, 2023, the MLRB issued a board order for the Company to commence final reclamation, which upon completion will terminate mining operations at the Topaz Mine. Reclamation is to commence immediately at the Topaz Mine and is to be completed within five years by March 2028. The Company is currently working toward the completion of an updated Topaz Mine Plan of Operations which is a separate federal requirement of the BLM for the conduct of mining activities on the federal land at the Topaz Mine and needed to re-permit the Topaz Mine with Colorado’s DRMS.

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

5. Van #4

The Property

The Van #4 is located in the Uravan Mineral Belt on Monogram Mesa in Montrose County, Colorado. The property had been held by Denison and its predecessors for many years. The property consists of 80 unpatented mining claims covering the mine site and long-known deposit to the east, plus two large claim groups to the north, east, and south with exploration potential.

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

The MLRB and the Colorado Attorney General advised Western that it will not make an additional appeal of the ruling. Further, the time period for an appeal has passed. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 Mine into reclamation. On January 22, 2020, the MLRB held a hearing and on March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, revoking the permit and ordered commencement of final reclamation, which must be completed within five (5) years. The Company commenced reclamation of the Van 4 Mine but progress has been delayed both by COVID-19 restrictions and countywide fire and open flame restrictions. The reclamation cost is fully covered by the reclamation bonds posted with the state of Colorado. Our mining operations team has made significant progress on the reclamation as all surface structures have been disassembled and the head-frame has been disassembled and moved offsite.

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

In early 2020 Bison Oil & Gas (“Bison”) traded this lease to Mallard Exploration (“Mallard”), Mallard subsequently filed an application with the Colorado Oil & Gas Conservation Commission (COGCC) to update the permitting to create a new pooled unit.

In late 2020 Mallard began development of the pooled unit. These DJ-Basin wells target the Niobrara formation. During 2021, the operator completed all well development stages and eight (8) wells commenced oil and gas production by August 2021. The first royalty payment was made in January 2022. During 2022, the operator completed all well development stages on a second set of eight (8) wells which commenced oil and gas production by August 2022. The first monthly royalty payment including production from the new wells was made in January 2023. Monthly royalty payments are ongoing.

In January 2023, Mallard was acquired by Bison.

Project Geology

The Bullen Property is located within the Denver-Julesburg Basin (“D-J Basin”) which is inclusive of multiple oil and gas formations.

Permitting Status

Mallard’s application with the Colorado Oil & Gas Conservation Commission (COGCC) created a new order to establish a drilling and spacing unit and set the maximum number of horizontal wells that may be drilled. The field rules were approved on August 24, 2020 (COGCC Order No. 535-1325). This order pooled five adjoining parcels into a 3,200 acre pooled unit (“Unit”) and set the maximum number of wells at 24. A total of 16 wells have been permitted in the Unit. In 2021, the first set of 8 permitted wells were put into production. In 2022, the second set of 8 permitted wells were put into production. Thus all permitted wells in the pooled unit have been put into production and are paying monthly royalties.

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

INFRASTRUCTURE

The Company’s carrying value of property, plant and equipment is as follows:

The Company holds a license to use Kinetic Separation, a proven technology that we anticipate will improve the efficiency of the sandstone hosted uranium mining process, although there are some uncertainties about whether the anticipated benefits will be realized. See Item 1, “Business – Corporate History” and “Business – Our Strategy – Uranium/Vanadium Production”. The Kinetic Separation Process.” Kinetic Separation is a low cost, purely physical method of uranium and vanadium ore extraction. Kinetic Separation has been initially tested in order to understand the hydro and mechanical separation processes. The Company used a prototype Kinetic Separation test system to test several different samples of uranium ore from the Sunday Mine Complex and the Hansen/Taylor Ranch properties. In all cases, uranium ore that was entered into the Kinetic Separation pilot test system appeared to concentrate most of the uranium into the post kinetically separated material consisting of a fraction of the original mass, leaving most of the post kinetically separated materials which did not contain any uranium. The results of these tests have not yet been validated by a qualified person.

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

On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz Mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiff in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz Mine permit. The MLRB and the Company were to respond with an answer brief within 35 days on or before June 9, 2021, but instead sought a settlement. The judicial review process was delayed as extensions were put in place until August 20, 2021. A settlement was not reached and the MLRB and the Company submitted answer briefs on August 20, 2021. The Plaintiff submitted a reply brief on September 10, 2021. On March 1, 2022, the Denver District Court reversed the MLRB’s orders regarding the Topaz Mine and remanded the case back to MLRB for further proceedings consistent with its order. The Company and the MRLB had until April 19, 2022 to appeal the Denver District Court’s ruling. Neither the Company nor the MLRB appealed the Denver District Court ruling. Subsequently on March 20, 2023, the MLRB issued a board order for the Company to commence final reclamation, which upon completion will terminate mining operations at the Topaz Mine. Reclamation is to commence immediately at the Topaz Mine and is to be completed within five years by March 2028. The Company is currently working toward the completion of an updated Topaz Mine Plan of Operations which is a separate federal requirement of the BLM for the conduct of mining activities on the federal land at the Topaz Mine and needed to re-permit the Topaz Mine with Colorado’s DRMS.

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

Shareholders

According to our transfer agent, as of March 31, 2023 there were approximately 3,400 holders of record of our common shares.

ITEM 6. [RESERVED]

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information disclosed in this annual report, and the information incorporated by reference herein, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained or incorporated by reference in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of each such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Item 1A, “Risk Factors” and this Item 7 of this annual report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Annual 2022 Incentive Stock Option Grant

The Company granted an aggregate of 1,665,000 stock options (“Options”) to purchase common shares to a number of officers, directors, and employees of Western under the Company’s Incentive Stock Option Plan. The Options were granted on October 31, 2022 after market close, and with the exercise price being set at CAD$1.60 based upon the lower of the closing price on the day of the grant, and the pricing of units offered in the most recent private placement conducted by Western. Each option is exercisable to acquire one common share for a five-year term starting with the vesting date. The Options vest equally in two instalments beginning on the date of grant and thereafter on April 30, 2023.

Bullen Property (Weld County)

The Bullen Property is an oil and gas property located in Weld County Colorado. The Company acquired this non-core property in 2015 in the Black Range Minerals Limited acquisition, and Black Range purchased the property in 2008 for its Keota Uranium Project.

In 2017, the Company signed a three year oil and gas lease which in 2020 was extended for an additional three year term or until the end of continuous operations. The consideration was in the form of upfront bonus payments and a backend production royalty payment. Additional right-of-way easement agreements were signed which allowed for the development of a pipeline. The lease agreement allows the Company to retain property rights to vanadium, uranium, and other mineral resources.

In early 2020 Bison Oil & Gas (“Bison”) traded this lease to Mallard Exploration (“Mallard”), Mallard subsequently filed an application with the Colorado Oil & Gas Conservation Commission (COGCC) to update the permitting to create a new pooled unit.

In late 2020 Mallard began development of the pooled unit. These DJ-Basin wells target the Niobrara formation. During 2021, the operator completed all well development stages and eight (8) wells commenced oil and gas production by August 2021. The first royalty payment was made in January 2022. During 2022, the operator completed all well development stages on a second set of eight (8) wells which commenced oil and gas production by August 2022. The first monthly royalty payment including production from the new wells was made in January 2023. Monthly royalty payments are ongoing.

In January 2023, Mallard was acquired by Bison.

During the years ended December 31, 2022 and 2021, we recognized aggregate revenue of $635,363 and $272,142, respectively, under these oil and gas lease arrangements. On January 31, 2022, the operator of the Weld County Colorado oil and gas pooled trust issued the first cumulative royalty payment in the amount of $207,552 for August 2021 through December 2021 sales, which was recognized as income in the fourth quarter of 2021.

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

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue was the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter was delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID-19 restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3 to 1 decision which acknowledged that the work completed at the Sunday Mine Complex under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to “Active” status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex as the mines had not been restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine Temporary Cessation status. In a unanimous vote, the MLRB approved Temporary Cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 10, 2020, the MLRB issued a board order which finalized the findings of the October 21, 2020 permit hearing. On November 6, 2020, the MLRB signed an order placing the five Sunday Mine Complex mine permits into Temporary Cessation. On November 12, 2020, a coalition of environmental groups (the “Plaintiffs”) filed a complaint against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz Mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz Mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiffs in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz Mine permit. The MLRB and the Company were to respond with an answer brief within 35 days on or before June 9, 2021, but instead sought a settlement. The judicial review process was delayed as extensions were put in place until August 20, 2021. A settlement was not reached, and the MLRB and the Company submitted answer briefs on August 20, 2021. The Plaintiff submitted a reply brief on September 10, 2021. On March 1, 2022, the Denver District Court reversed the MLRB’s orders regarding the Topaz Mine and remanded the case back to MLRB for further proceedings consistent with its order. The Company and the MLRB had until April 19, 2022 to appeal the Denver District Court’s ruling. Neither the Company nor the MLRB appealed the Denver District Court ruling. Subsequently on March 20, 2023, the MLRB issued a board order for the Company to commence final reclamation, which upon completion will terminate mining operations at the Topaz Mine. Reclamation is to commence immediately at the Topaz Mine and is to be completed within five years by March 2028. The Company is currently working toward the completion of an updated Topaz Mine Plan of Operations which is a separate federal requirement of the BLM for the conduct of mining activities on the federal land at the Topaz Mine and needed to re-permit the Topaz Mine with Colorado’s DRMS.

Sunday Mine Complex Project 2021/2022 Project

The SMC project entailed the development of multiple SMC ore bodies and involves a shift in the base of operations from the St. Jude Mine (2019) to the Sunday Mine (2021). The Sunday Mine Complex is the Company’s core resource property and in July 2021 was assigned “Active” status when mining operations were restarted. Underground development began in August 2021 following mine ventilation, power upgrades, and increasing explosive capabilities. The first target was the extension of the drift (tunnel) 150 feet to reach the first surface exploration drill hole to access the GMG Ore Body (GMG). Early results were positive as drilling toward the GMG resulted in the location of ore-grade material within thirty feet of the existing mine workings. Notably, only limited exploration drilling has been done in this area due to the mountainous terrain on the surface above. As drifting proceeded, very high-grade ore continued to be intersected through the drift path and on both sides of the drift. As a result, the team shifted from development to mining. From December 2021 to March 2022, over 3,000 tons of uranium/vanadium ore was mined from the drift. The mining contractor calculated grades based upon scintillometer sampling of each 10-ton truckload.

At the end of March 2022, the mining contractor engaged by Western decided to retire from contract mining operations. Thereafter, Western began the acquisition of a full complement of mining equipment and personnel to take over mining operations. Western’s transition from employing a mining contractor to building an in-house mining operation has now been completed. Since this transition began in spring 2022, additional employees have been hired to support mining operations and mining equipment and vehicles have been acquired to support deployment of two (2) fully equipped mining teams. The equipment has been prepared for operations and readied for deployment; site infrastructure upgrades have been finished. In early 2023, the mines were reopened for ventilation and infrastructure upgrades. Mining operations are restarting in April 2023 and will initially involve additional development of the GMG Ore Body, stockpiling of high-grade ore and underground drilling/exploration to define additional production zones. The next project will be similar in scope but on the St. Jude Mine target areas defined during the 2019/2020 work project.

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

In April 2020, the DoE released the NFWG report entitled “Restoring America’s Competitive Nuclear Energy Advantage – A strategy to assure U.S. national security.” The report outlines a strategy for the reestablishment of critical capabilities and direct support to the front end of the U.S. domestic nuclear fuel cycle. The undertaking of some NFWG findings and recommendations was a positive outcome for the U.S. nuclear industry and U.S. uranium miners.

The Russian Suspension Agreement was extended for an additional 20 years until 2040. Existing categories of quotas on imports of Russian uranium into the U.S. were reduced by a graduated scale, and additional provisions were modified to eliminate loopholes. Also, the DoE made multiple investment awards to companies advancing new nuclear technologies. TerraPower and X-energy received awards to build demonstration models of their advanced reactor designs, and NuScale received support to deploy the first U.S. small modular reactor (“SMR”) plan comprised of 12 modules at the Idaho National Laboratory. The International Development Finance Corp. signed a letter of intent to finance NuScale’s development of 42 SMR modules in South Africa. In an acknowledgement of the future growth potential of new nuclear technologies, the U.S. government has increased its industry support.

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

The Russian invasion of Ukraine has fast tracked the Uranium Reserve Program. On May 5, 2022, the U.S. Secretary of Energy Jennifer Granholm testified before the Senate Committee on Energy and Natural Resources that the DoE “would make direct purchases of domestically mined and converted uranium this calendar year to establish a strategic uranium reserve”. Secretary Granholm’s comments make clear that the U.S. is thinking larger. Granholm stated that “We should not be sending any money to Russia for any American energy or for any other reason,” and “if we move away from Russia right away, we want to make sure we have the ability to continue to keep the fleet afloat.” To accomplish this, she further disclosed that the DoE is “developing a full-on uranium strategy that’s going through the interagency process.”

Subsequently in June 2022, the DoE issued a Request for Proposals (“RFP”) to purchase up to 1 million pounds of uranium at an initial funding level of $75 million into the newly established U.S. Uranium Reserve. The RFP sought uranium that was already held in inventory at Honeywell’s Metropolis Works Plant, the U.S. conversion facility. The DOE awarded contracts in December 2022 for the purchase of approximately 1,000,000 lbs of uranium. To fulfill Uranium Reserve requirements, U.S. origin uranium will be delivered during the first quarter of 2023. Five uranium companies disclosed receiving contract awards within a price range from $59.50 to $70.50 per pound. Western did not hold qualifying inventory, and as such did not submit a bid proposal. An expansion of the U.S. Uranium Reserve program continues to be discussed. As originally proposed, the program contemplated $150M in annual purchases for a 10-year period, which would aggregate to $1.5 billion over its lifetime.

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

Biden-Harris Administration Initiatives

The positive momentum has continued for the nuclear and uranium mining sector due to the Biden-Harris Administration’s emphasis on climate change. Upon taking office, the Biden team immediately rejoined the Paris Agreement and continued its pursuit of campaign promises of investments in clean energy, creating jobs, producing clean electric power, and achieving carbon-pollution free energy in electricity generation by 2035. Since taking office, President Biden has given all agencies climate change initiatives and has started a climate change working group. The existing U.S. nuclear reactor fleet currently produces in excess of 50% of U.S. clean energy, and new, advanced nuclear technologies promise to generate additional clean energy. A White House national climate advisor told the media in a press briefing that the Biden-Harris Administration intends to seek a national clean energy standard that includes nuclear energy. The Company believes that nuclear energy will be increasingly able to compete on a level playing field with renewable energy technologies. The Harris-Biden DoE has been a supporter of new nuclear technologies and invested in next generation demonstration reactors due to its pro-climate agenda.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act, which is a significantly reduced version of the Build Back Better plan. This Act provides for $369 billion in climate and energy investments, a portion of which will significantly benefit the U.S. domestic nuclear industry. Notably, while protecting the climate, there is a leveling of the playing field with renewable energy, which has long benefited from government support. We see the benefits to nuclear split across existing reactors, new advanced reactors, low enriched uranium and high-assay low enriched uranium nuclear fuels, and in multiple stages of the domestic nuclear fuel cycle. We believe that each of these benefits increase future aggregate uranium demand. While this represents the largest funding support of the U.S. nuclear industry in decades, there could be a larger secondary benefit as greater funding was allocated to battery technologies including vanadium redox flow batteries (VRFB).

During 2022, we have observed the DoE becoming increasingly outspoken and working hard at creating nuclear fuel solutions to address the current dependence on Russia and promote a geopolitical realignment of the nuclear fuel cycle away from Russia. As an example, during September 2022, activity in the U.S. escalated in response to Russia’s invasion of Ukraine. The U.S. Secretary of Energy, Jennifer Granholm, in an address to the IAEA Vienna conference stated: “And for those countries held hostage by Russian fossil fuels right now, nuclear power—freed of Russian supply chains—is part of the solution to sever that dependence.” The Biden-Harris Administration requested $1.5 billion in emergency funding to replace nuclear fuel and services coming from Russia. This followed the DOE $4.3 billion commitment for the development of expanded domestic reactor fuel supply chain specifically focused on domestic enrichment and conversion services. Most notably, the DoE continues to make preparations for a Russian counter-sanction terminating the flow of nuclear fuel and services from Russia. Multiple bills were introduced into the U.S. legislature, and many of these have bipartisan support.

Nuclear Fuel and Uranium Effect from the Russian Invasion of Ukraine

The start of the Russia/Ukraine war created extraordinary volatility in uranium markets during the first half of 2022. At the peak, the spot price was at an 11-year high. Prior to the invasion on February 24, 2022, uranium spot prices were in the $43 per pound range and rose to slightly over $63 per pound by April 2022, an increase of ~$20 per pound. Later in May 2022 and June 2022, the spot price receded to $45 levels, before recovering to the $50 level into September 2022. In the subsequent six months, the spot price of uranium has been range bound at $50 +/- per pound levels.

Equity markets followed the price action of physical uranium prices in speculation that governments worldwide would sanction and ban nuclear fuel from Russia. This was in recognition of Russia’s dominant position in nuclear fuel services including 38% of world conversion capacity and 46% of world enrichment capacity. The market position of Rosatom, Russia’s national nuclear company, was developed through decades of government subsidies. However, because of the lack of replacement capacity in the global nuclear fuel cycle, Rosatom has avoided sanctions.

Because of the Ukraine invasion, new contracts are largely not being signed with Rosatom, but deliveries under existing contracts continue to be made. Customer dependencies upon the Russian supply of uranium, conversion and enrichment are being addressed slowly by governments as alternative suppliers are not currently available. However, a desire to stay away from bad actors and the threat of Russia weaponizing energy exports or a Russian embargo has elicited responses. Worldwide, utilities have accelerated their contracting of non-Russian conversion and enrichment services. New uranium supply agreements are being signed with western producers. In the United States, multiple new nuclear funding programs have already been put in place and the language from the Department of Energy has only gotten stronger. The Secretary of Energy recently declared: “The United States wants to be able to source its own fuel from ourselves and that’s why we are developing a uranium strategy.”

In January 2023, ban and sanction discussions intensified as Rosatom was shown to have become an active participant in the Ukraine war. An article entitled “Russia’s nuclear entity aids war effort, leading to calls for sanctions” was published by the Washington Post. Obtained documents show that the Rosatom state nuclear power conglomerate was supplying the Russian military with “components, technology, and raw materials for missile fuel” to be used in the Ukraine war. In the months since, multiple legislative sanction proposals have been put forth in the United States, including banning Russian uranium imports. As the U.S. has the largest fleet of nuclear reactors, these actions have the potential to cause a realignment of uranium markets.

We believe the shift away from Russia/Rosatom will be a major catalyst in the realignment of nuclear fuel markets which will benefit western producers. As a result, Western continues to accelerate the advancement of our operational strategy in anticipation of increasing uranium price levels that will reward near-term scaled-up ore production.

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

Uranium Supply Agreement Delivery

In the second quarter of 2022, in satisfaction of the Year 5 delivery under our supply contract, we delivered and sold 125,000 lbs of uranium concentrate from our prepaid uranium concentrate inventory. Accordingly, during the year ended December 31, 2022, we recorded revenue of $7,223,609 (at a price of approximately $57 per pound) and cost of revenue of $4,044,083 related to this uranium delivery.

Sprott Physical Uranium Trust

The Sprott Physical Uranium Trust (U.UN) (the “Trust”) took over the former Uranium Participation Corp. (U.TO) and launched an at-the-market program (ATM) on August 17, 2021 to raise capital for the closed-ended trust. Since the inception of the ATM program, the Trust has bought significant quantities of uranium, causing spot prices to increase. The New York Stock Exchange (NYSE) declined the U.S. listing application for the anticipated Sprott U.S. physical uranium trust vehicle. Sprott has stated that they do not have an intent to further pursue a listing on a U.S. exchange “in the near term.” In the one year since the Trust initiated its ATM program in August 2021, it has purchased in excess of 39 million pounds of uranium and grown the net asset value to ~ $2.8 billion.

Due to Sprott’s success, a clone physical uranium fund was launched on May 12, 2022. The ANU Energy OEIC Ltd fund raised over $75 million dollars in a private placement and has made its first uranium purchase. Kazatomprom, the world’s largest producer of uranium is a strategic investor and uranium supplier to ANU Energy. Kazatomprom has made the first uranium delivery at Cameco’s Port Hope conversion facility.

Utah Mineral Processing Plant

In January 2023, the Company issued news releases announcing that it has begun site and facility design and permitting on a property acquired in Green River, Emery County, Utah to build a state-of-the-art mineral processing plant. This facility will be designed to recover uranium, vanadium and cobalt from conventional ore mined both from Company mines and ore produced by other mining companies. Selecting and acquiring the processing site has taken over one year to find a location with the road, power and water infrastructure required. The processing plant will utilize the latest processing technology, including Western’s patented Kinetic Separation process. These technology advancements will result in lower overall capital and processing costs. This processing plant is expected to have a cost of approximately $50 to $60 million. After permitting and construction, the processing of uranium and vanadium ore is expected to commence in late 2026. The facility will be designed to recover cobalt, a metal essential in battery technology and electric vehicles. Within the State of Utah, there are numerous occurrences of cobalt which may be economical to mine, if a processing facility were available. Construction of the cobalt circuit will be dependent on the availability of feed material. The processing plant is expected to be licensed and constructed for annual production of two million pounds of U3O8 and six to eight million pounds of V2O5.

COVID-19

The world continues to be impacted by the COVID-19 pandemic. COVID-19 and the measures to prevent its spread previously impacted the Company’s business in a number of ways. COVID-19 has primarily caused Western delays in reporting, regulatory matters, operations, and sick/quarantine days for employees infected/exposed to COVID-19. The COVID-19 pandemic previously limited Western’s participation in industry and investor conference events during 2020 and 2021. The impact of future disruptions and the extent of adverse impacts on the Company’s financial and operating results will be dictated by the unpredictable duration and severity of the future waves of COVID-19. The Company is continuing to monitor COVID-19 and its subvariants and the potential impact of the pandemic on the Company’s operations.

Results of Operations

Year Ended December 31, 2022 as Compared to the Year Ended December 31, 2021

The following table presents the Company’s financial results for the years ended December 31, 2022 and 2021.

	For the Years Ended December 31,
	2022	2021

Revenue	$7,858,972	$272,142
Cost of revenue	4,044,083	-
Gross profit	3,814,889	272,142

Expenses
Mining expenditures	762,333	717,657
Professional fees	493,940	365,302
General and administrative	3,246,171	1,172,585
Consulting fees	91,626	29,543
Total operating expenses	4,594,070	2,285,087

Operating loss	(779,181)	(2,012,945)

Accretion and interest	(61,414)	(16,960)
Settlement expense	-	78,052
Other income	(4,000)	-

Net loss	(713,767)	(2,074,037)

Other Comprehensive income (expense)
Foreign exchange (loss) gain	(324,610)	89,020
Comprehensive Loss	$(1,038,377)	$(1,985,017)
Net loss per share - basic and diluted	$(0.02)	$(0.06)

Summary:

Our consolidated net loss for the years ended December 31, 2022 and 2021 was $713,767 and $2,074,037 or $0.02 and $0.06 per share, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the years ended Decembers 31, 2022 and 2021 was $1,038,377 and $1,985,017, respectively.

Revenue

Our revenue for the years ended December 31, 2022 and 2021 was $7,858,972 and $272,142, respectively. The increase in revenue of $7,586,830 was primarily related to the revenue recognized upon the satisfaction of the uranium concentrate delivery under our supply contract whereby we delivered 125,000 lbs of uranium concentrate from our prepaid uranium concentrate inventory for $7,223,609 in the second quarter of 2022. Further, we recognized oil and gas royalties of $635,363 and $207,552 during 2022 and 2021, respectively.

Cost of Revenue

Cost of revenue was $4,044,083 for the year ended December 31, 2022 as compared to $0 for the year ended December 31, 2021. This increase was a result of recording the cost of the uranium concentrate that was sold and delivered during the second quarter of 2022.

Mining Expenditures

Mining expenditures for the year ended December 31, 2022 were $762,333 as compared to $717,657 for the year ended December 31, 2021. The increase in mining expenditures of $44,676, or 6% was principally attributable to the relative scale and specific project costs of mining operations in 2022 versus 2021 at the Company’s Sunday Mine Complex.

Professional Fees

Professional fees for the year ended December 31, 2022 were $493,940 as compared to $365,302 for the year ended December 31, 2021. The increase in professional fees of $128,638, or 35% was primarily due to the increased use of professional and advisory services after the reduced utilization in the prior year period due to COVID-19.

General and Administrative

General and administrative expenses for the year ended December 31, 2022 were $3,246,171 as compared to $1,172,585 for the year ended December 31, 2021. The increase in general and administrative expense of $2,073,586 was due primarily to a $1,566,520 increase in stock-based compensation expense (the awards granted in 2022 were intended to provide stock-based compensation for performance in both 2021 and 2022) and a $323,151 increase in payroll expenses for increased headcount as we build in-house capability to support scaled-up mining operations and related support functions.

Consulting fees

Consulting fees for the year ended December 31, 2022 were $91,626 as compared to $29,543 for the year ended December 31, 2021. The increase in consulting fees of $62,083 was principally due to the increased use of consultants after the reduced utilization in the prior year period due to COVID-19.

Accretion and Interest

Accretion and interest for the year ended December 31, 2022 was income of $61,414 as compared to income of $16,960 for the year ended December 31, 2021. The increase of $44,454 was principally attributable to investment interest earned on higher level balances in the 2022 year.

Foreign Exchange

Foreign exchange (loss) gain for the year ended December 31, 2022 was a loss of $324,610 as compared to a gain of $89,020 for the year ended December 31, 2021. The foreign exchange loss is primarily due to the strengthening of the U.S. dollar relative to the Canadian dollar in the 2022 period.

Liquidity and Capital Resources

The Company’s cash and restricted cash balance as of December 31, 2022 was $10,433,538. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public company reporting responsibilities. Management believes that in order to finance the development of the mining properties and Kinetic Separation, to secure regulatory licenses and to construct a conventional mill for the processing of uranium and vanadium, the Company will be required to raise additional capital by way of debt and/or equity. Western will also require additional working capital to continue to scale-up its mining operations at the Sunday Mine Complex. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $4,550,246 for the year ended December 31, 2022, as compared with $6,154,665 used in operating activities for the year ended December 31, 2021. The increase in cash provided by operating activities of $10,704,911 was due to principally to the cash of $7,223,609 received during 2022, as compared to the use of cash of $4,085,723 from the purchase of the Uranium contract in 2021, partially offset by additional cash operating expenses incurred during 2022.

Net cash used in investing activities

Net cash used in investing activities was $1,045,638 for the year ended December 31, 2022, as compared with $65,000 for the year ended December 31, 2022. The increase in cash used in investing activities of $980,638 was due principally to the purchase of mining equipment and vehicles.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2022 and 2021 were $5,632,273 and $6,309,143, respectively. During the year ended December 31, 2022 we completed a private placement representing aggregate net proceeds of $3,011,878 and received $2,620,395 from the exercise of warrants, as compared to the year ended December 31, 2021, where we completed private placements of $4,304,279 and received $2,004,864 from the exercise of warrants.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties to be $751,405 and $740,446 as of December 31, 2022 and December 31, 2021, respectively. On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of December 31, 2022 and December 31, 2021 were $300,276 and $271,620, respectively. The gross reclamation liabilities as of December 31, 2022 and December 31, 2021 are secured by financial warranties in the amount of $751,405 and $740,446, respectively.

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

During the year ended December 31, 2022 and 2021, the Company recognized aggregate revenue of $635,363 and $272,142, respectively, under these oil and gas lease arrangements. The Company expects to receive approximately $60,000 per month going forward in oil and gas royalties, subject to the price of oil and decline rates.

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $340,252 as of December31, 2022) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $340,252 and $362,794 as of December 31, 2022 and 2021, respectively.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the Company’s rental of office, workshop, warehouse and employee housing facilities The Company incurred rent expense of $55,198 and $34,427 in connection with these arrangement for the years ended December 31, 2022 and 2021, respectively.

The Company is obligated to pay Mr. Glasier for reimbursable expenses in the amount of $87,221 and $65,753 December 31, 2022 and 2021, respectively.

Going Concern

With the exception of the quarter ending June 30, 2022, we had incurred losses from our operations and as of December 31, 2022, the Company had an accumulated deficit of $13,875,263 and working capital of $9,568,963.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. On January 20, 2022, the Company closed on a non-brokered private placement of 2,495,575 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $3,992,920 (USD $3,011,878 in net proceeds). During the year ended December 31, 2022, the Company received $2,620,395 in proceeds from the exercise of warrants. In April 2022, the Company delivered 125,000 lbs of uranium concentrate from its prepaid uranium concentrate inventory. Accordingly, during the year ended December 31, 2022, the Company recorded revenue of $7,223,609 (at a price of approximately $57 per pound). Furthermore, during the year ended December 31, 2022, the Company earned oil and gas royalty payments of $635,363.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financings, to secure regulatory approval licenses to fully utilize its Kinetic Separation, to construct a conventional mill for the processing of uranium and vanadium and to incorporate Kinetic Separation in the processing of ore to generate operating cash flows. Western will need additional capital to continue ongoing mining operations by its in-house mining team at the Sunday Mine Complex while simultaneously permitting and construction a processing plant.

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

Off Balance Sheet Arrangements

As of December 31, 2022, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022, due to the failure to report disclosures on a timely basis.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of our board of directors (the “Board”) and our executive officers.

Name	Age	Position(s)
George Glasier	79	President, Chief Executive Officer and Director

Robert Klein	57	Chief Financial Officer

Bryan Murphy	54	Director, Chairman

Andrew Wilder	52	Director

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

Non-Employee Directors

Andrew Wilder serves as a Director and the Chairman of the Audit Committee for Western Uranium & Vanadium Corporation, positions he has held since 2014. He is the Founder and the Chief Executive Officer of Cross River Infrastructure Partners, a platform designed to accelerate global sustainability through the development and construction of infrastructure projects deploying transformative industrial technologies. Areas of focus include capturing and sequestering carbon emissions, generating green hydrogen and ammonia, generating clean power with advanced small modular nuclear reactors, and upcycling biowaste into renewable natural gas. Mr. Wilder is also currently a Board Member for Bedford 2030, a community-based climate action non-profit organization for the Township of Bedford, New York. In 2011, prior to launching Cross River Infrastructure Partners, Mr. Wilder founded and managed the Cross River Group, an advisory business providing capital and business development services to alternative asset managers and institutions. In 2001, Mr. Wilder co-founded and served as Chief Operating and Chief Financial Officer for North Sound Capital LLC, an equity hedge fund manager with $3 billion peak assets under management. Mr. Wilder’s prior career included serving as a Manager in the audit group of Deloitte. Mr. Wilder received the Chartered Accountant (Canada) designation, holds the CFA designation, and received an MBA from the University of Toronto and a BA from the University of Western Ontario.

Bryan Murphy has served as a Director of Western Uranium & Vanadium Corp. since 2018. He is the founder of Magellan Limited, an advisory firm focusing on providing strategic, M&A, and financial advisory services and currently serves as CFO and Head of Finance for Biome Renewables Inc., an early-stage renewable energy innovation and industrial design company. Formerly, Mr. Murphy was Co-Founder and Managing Partner of Quest Partners, a boutique investment bank that focuses on the provision of M&A, corporate finance, and business strategy services. In these capacities, Mr. Murphy has developed extensive international experience and relationships advising high-growth businesses across North America, Europe, and the Middle East. In the prior dozen years, Mr. Murphy held senior management roles at Canadian Tire Corporation overseeing divisions and business lines. Additionally, Mr. Murphy was formerly a board member of Covenant House Toronto, one of Canada’s largest homeless youth agencies. Bryan has an Honours Bachelor of Arts in Business Administration majoring in Finance and an MBA with Distinction from the University of Western Ontario Richard Ivey School of Business. Bryan earned the ICD.D designation from the Rotman School of Management at the University of Toronto and the Institute of Corporate Directors.

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

Insider Trading Policy and Procedures

We have adopted a Disclosure, Confidentiality and Insider Trading Policy that includes insider trading policies and procedures that we believe are reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and the CSE’s continued listing standards.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	TOTAL($)
George Glasier(1)	2022	$250,000	$50,000	$-	$364,190	$-	$664,190
President and Chief Executive Officer	2021	$220,000	$-	$-	$-	$-	$220,000

Robert Klein(2)	2022	$150,000	$15,000	$-	$364,190	$-	$529,190
Chief Financial Officer	2021	$150,000	$50,000	$-	$-	$-	$200,000

(1)	On February 10, 2022, Mr. Glasier was granted an option to purchase 200,000 of our common shares at an exercise price of CAD $1.76 per share which expires five years from the date of issuance. This option vested in three installments: one-third on the date of grant, one-third on April 1, 2022 and one-third on July 1, 2022. On October 31, 2022, Mr. Glasier was granted an option to purchase 300,000 of our common shares at an exercise price of CAD $1.60 per share which expires five years from the date of issuance. This option vests in two installments: one-half on the date of grant and one-half on April 30, 2023.
(2)	On February 10, 2022, Mr. Klein was granted an option to purchase 200,000 of our common shares at an exercise price of CAD $1.76 per share which expires five years from the date of issuance. This option vested in three installments: one-third on the date of grant, one-third on April 1, 2022 and one-third on July 1, 2022. On October 31, 2022, Mr. Klein was granted an option to purchase 300,000 of our common shares at an exercise price of CAD $1.60 per share which expires five years from the date of issuance. This option vests in two installments: one-half on the date of grant and one-half on April 30, 2023.

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

Outstanding Equity Awards Table

The following table sets forth unexercised options, unvested stock and equity incentive plan awards outstanding for our named executive officers as of December 31, 2022.

Outstanding Option Awards at Fiscal Year-End for 2022

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($CAD)	Option expiration date
George Glasier	66,667	-	$1.60	03/31/2023
	41,667	-	$1.03	01/06/2025
	41,666	-	$1.03	01/31/2025
	41,667	-	$1.03	06/30/2025
	66,667	-	$1.76	02/09/2027
	66,666	-	$1.76	04/01/2027
	66,667	-	$1.76	07/01/2027
	150,000	-	$1.60	10/31/2027
	-	150,000	$1.60	04/30/2028

Robert Klein	66,667	-	$1.60	03/31/2023
	83,333	-	$2.15	09/24/2023
	83,334	-	$2.15	10/31/2023
	83,333	-	$2.15	03/31/2024
	41,667	-	$1.03	01/06/2025
	41,666	-	$1.03	01/31/2025
	41,667	-	$1.03	06/30/2025
	66,667	-	$1.76	02/09/2027
	66,666	-	$1.76	04/01/2027
	66,667	-	$1.76	07/01/2027
	150,000	-	$1.60	10/31/2027
	-	150,000	$1.60	04/30/2028

Outstanding Stock Awards at Fiscal Year-End for 2022

None.

Director Compensation

The following table sets forth a summary of the compensation for the fiscal year ended December 31, 2022 earned by each director who is not a named executive officer and who served on the Board during the year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Andrew Wilder(1)	$17,696	$-	$364,190	$381,886
Bryan Murphy(2)	$44,239	$-	$364,190	$408,429

(1)	Mr. Wilder is paid a CAD $2,000 monthly fee for his services as a Director. During the year ended December 31, 2022, the Company incurred $17,696 in director fees for Mr. Wilder’s services. On February 10, 2022, Mr. Wilder was granted an option to purchase 200,000 of our common shares at an exercise price of CAD $1.76 per share which expires five years from the date of issuance. This option vested in three installments: one-third on the date of grant, one-third on April 1, 2022 and one-third on July 1, 2022.On October 31, 2022, Mr. Wilder was granted an option to purchase 300,000 of our common shares at an exercise price of CAD $1.60 per share which expires five years from the date of issuance. This option vests in two installments: one-half on the date of grant and one-half on April 30, 2023.
(2)	Mr. Murphy is paid a CAD$5,000 monthly fee for his services as Chairman and Director. During the year ended December 31, 2022, the Company incurred $44,239 in director fees for Mr. Murphy’s services. On February 10, 2022, Mr. Murphy was granted an option to purchase 200,000 of our common shares at an exercise price of CAD $1.76 per share which expires five years from the date of issuance. This option vested in three installments: one-third on the date of grant, one-third on April 1, 2022 and one-third on July 1, 2022. On October 31, 2022, Mr. Murphy was granted an option to purchase 300,000 of our common shares at an exercise price of CAD $1.60 per share which expires five years from the date of issuance. This option vests in two installments: one-half on the date of grant and one-half on April 30, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our class of common shares as of April 17, 2023 by:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common shares;

●	each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

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

Name of Beneficial Owner	Number of Common Shares		Percentage of Outstanding Common Shares (1)

5% or Greater Shareholders:
George Glasier	5,535,869	(2)	12.5%
Sahar Benenson	3,670,100	(3)	8.3%
Brooke Benenson	2,695,800	(4)	6.2%

Directors and Named Executive Officers:
George Glasier	5,535,869	(2)	12.5%
Andrew Wilder	875,000	(5)	2.0%
Robert Klein	913,358	(6)	2.1%
Bryan Murphy	1,001,017	(7)	2.2%

All executive officers and directors as a group (4 persons)	8,325,244		17.7%

(1)	Based on 43,602,565 common shares outstanding on April 14, 2023 and, with respect to each individual holder, rights to acquire our common shares exercisable within 60 days of April 14, 2023.

(2)	Consists of 4,810,869 common shares and 625,000 common shares issuable upon the exercise of stock options held by Mr. Glasier. Also includes 100,000 common shares issuable upon the exercise of stock options held by Mr. Glasier’s spouse, the beneficial ownership of which Mr. Glasier disclaims.

(3)	Consists of 2,545,800 common shares beneficially owned jointly by Mr. Benenson and by his spouse, Brooke Benenson, 474,300 common shares owned solely by Mr. Benenson and 650,000 common shares issuable upon the exercise of warrants beneficially owned by Mr. Benenson. See Note (4).

(4)	Consists of 2,545,800 common shares beneficially owned jointly by Ms. Benenson and by her spouse, Sahar Benenson, and 150,000 common shares issuable upon the exercise of warrants beneficially owned by Ms. Benenson. See Note (3).

(5)	Consists of 875,000 common shares issuable upon the exercise of stock options held by Mr. Wilder.

(6)	Consists of 38,358 common shares and 875,000 common shares issuable upon the exercise of stock options held by Mr. Klein.

(7)	Consists of 13,517 common shares beneficially owned directly, 31,250 common shares beneficially owned indirectly through Magellan Limited, 31,250 common shares issuable upon the exercise of warrants beneficially owned indirectly through Magellan Limited, and 925,000 common shares issuable upon the exercise of stock options held by Mr. Murphy.

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

At December 31, 2022, a total of 4,306,334 stock options issued under the Plan were outstanding.

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. At December 31, 2022, a total of 43,602,565common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 4,360,257. A stock option exercise price shall not be less than the most recent share issuance price. The maximum term is five years. There are no specific vesting provisions under the Plan. Options are non-assignable and non-transferable.

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

Equity Compensation Plan Information

As of December 31, 2022

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	4,306,334	$1.24	53,923
Equity compensation plans not approved by shareholders	-	n/a	-
Total	4,306,334	$1.24	53,923

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $340,252 as of December 31, 2022) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $340,252 and $362,794 as of December 31, 2022 and 2021, respectively.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the Company’s rental of office, workshop, warehouse and employee housing facilities The Company incurred rent expense of $55,198 and $34,427 in connection with these arrangement for the years ended December 31, 2022 and 2021, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by MNP LLP (“MNP”), our independent registered accounting firm for the fiscal years ended December 31, 2022 and December 31, 2021. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

	2022	2021
Audit fees	$86,841	$71,804
Audit-related fees	-	15,158
Tax fees	12,665	12,446
All other fees	-	-
Total fees	$99,506	$99,408

Audit fees: Consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements. These fees also include the review of registration statements and the delivery of consents in connection with registration statements.

Audit-related fees: In 2022, MNP billed audit-related fees for preparation and review of an SEC Form S-1 filing and a comment letter. There were no fees billed by MNP for professional services rendered for audit-related services for the years ended December 31, 2022.

Tax fees: Consists of fees incurred for the Company’s U.S. and Canadian tax preparation fees and tax consulting fees.

All other fees: There were no fees billed by MNP for professional services rendered for other compliance purposes for the years ended December 31, 2022 and 2021.

The Company’s board of directors has established pre-approval policies and procedures, pursuant to which the Board approved the foregoing audit and tax services provided by MNP in 2022 and 2021 consistent with the Board’s responsibility for engaging Western’s independent auditors. The Board also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Board has determined that the rendering of such services is compatible with MNP maintaining its independence.

PART IV – OTHER INFORMATION

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

(a) The following financial statements are being filed as part of this Annual Report.

(b) The following exhibits are being provided as required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1(1)	Share Exchange Agreement between Pinon Ridge Mining LLC, Homeland Uranium Inc., Homeland Uranium (Utah), et al., dated November 6, 2014.

2.2(1)	Merger Implementation Agreement between Black Range Minerals Limited and Western Uranium Corporation, dated March 20, 2015.

2.3(1)	Credit Facility between Western Uranium Corporation and Black Range Minerals Limited, dated March 20, 2015.

2.4(2)	Termination and Liquidation Agreement between Ablation Technologies LLC, Black Range Minerals Ablation Holdings Inc. and Mineral Ablation, LLC dated March 17, 2015

3.1(1)	Certificate of Incorporation, as amended.

3.2(1)	Amended and Restated By-laws.

4.1(8)	Description of Capital Stock

10.1(3)	Call Option Agreement

10.2(2)	Technology License Agreement between Ablation Technologies LLC and Black Range Mineral Ablation Holdings Inc. dated as of March 17, 2015

10.3(8)	Incentive Stock Option Plan (Rolling 10%), as amended

10.4(4)	Employment Agreement between George Glasier and Western Uranium & Vanadium Corporation dated February 8, 2017

10.5(4)	Employment Agreement between Robert Klein and Western Uranium & Vanadium Corporation dated May 12, 2017

10.6(5)	Employment Agreement between Robert Klein and Western Uranium & Vanadium Corporation dated November 13, 2017

10.7(6)	Addendum to Employment Agreement between George Glasier and Western Uranium & Vanadium Corporation dated May 30, 2019

10.8(7)	Employment Agreement, dated November 12, 2020, by and between Robert Klein and Western Uranium and Vanadium Corp.

19.1*	Disclosure, confidentiality and Insider Trading Policy

21.1*	List of Subsidiaries

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

95*	Mine Safety Disclosure Exhibit

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

+	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of the omitted schedules and exhibits to the SEC upon request.
*	Filed herewith
(1)	Previously filed as an exhibit to the Company’s Form 10 filed on April 29, 2016
(2)	Previously filed as an exhibit with Amendment No. 2 to the Company’s Form 10 filed on July 22, 2016
(3)	Previously filed as an exhibit with Amendment No. 1 to the Company’s Form 10 filed on June 22, 2016
(4)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 15, 2017
(5)	Previously filed as an exhibit to the Company’s Form 10-K filed on April 2, 2018
(6)	Previously filed as an exhibit to the Company’s Form 10-Q filed on August 14, 2019
(7)	Previously filed as an exhibit to the Company’s Form 10-Q filed on November 16, 2020
(8)	Previously filed as an exhibit to the Company’s Form 10-K filed on April 15, 2022

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM & VANADIUM CORP.

Date: April 17, 2023	By:	/s/ George Glasier
Chief Executive Officer and President

Date: April 17, 2023	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17, 2023	By:	/s/ George Glasier
George Glasier
Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: April 17, 2023	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 17, 2023	By:	/s/ Bryan Murphy
Bryan Murphy
Director

Dated: April 17, 2023	By:	/s/ Andrew Wilder
Andrew Wilder
Director

Western Uranium & Vanadium Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Western Uranium & Vanadium Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Uranium & Vanadium Corp. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and other comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

April 17, 2023

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in USD)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash	$9,682,133	$880,821
Restricted cash, current portion	75,057	75,057
Prepaid uranium concentrate inventory	-	4,085,723
Prepaid expenses	254,105	153,701
Marketable securities	612	2,120
Other current assets	227,588	264,039
Total current assets	10,239,495	5,461,461

Restricted cash, net of current portion	676,348	665,389
Mineral properties and equipment, net	12,798,904	11,780,142
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$33,202,798	$27,395,043

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$551,615	$699,593
Reclamation liability, current portion	75,057	75,057
Subscription payable	-	146,177
Deferred revenue, current portion	43,860	48,465
Total current liabilities	670,532	969,292

Reclamation liability, net of current portion	225,219	196,563
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	340,252	362,794
Deferred revenue, net of current portion	-	60,015

Total liabilities	3,944,890	4,297,551

Commitments and Contingencies (Note 6)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 43,602,871 and 39,073,428 shares issued as of December 31, 2022 and 2021, respectively, and 43,602,565 and 39,073,122 shares outstanding as of December 31, 2022 and 2021, respectively	43,394,303	36,195,510
Treasury shares, 306 shares held in treasury as of December 31, 2022 and 2021	-	-
Accumulated deficit	(13,875,263)	(13,161,496)
Accumulated other comprehensive (loss) income	(261,132)	63,478
Total shareholders’ equity	29,257,908	23,097,492
Total liabilities and shareholders’ equity	$33,202,798	$27,395,043

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

	For the Years Ended December 31,
	2022	2021
Revenues	$7,858,972	$272,142
Cost of revenues	4,044,083	-
Gross profit	3,814,889	272,142

Expenses
Mining expenditures	762,333	717,657
Professional fees	493,940	365,302
General and administrative	3,246,171	1,172,585
Consulting fees	91,626	29,543
Total operating expenses	4,594,070	2,285,087

Operating loss	(779,181)	(2,012,945)

Accretion and interest	(61,414)	(16,960)
Settlement expense	-	78,052
Other income	(4,000)	-

Net loss	(713,767)	(2,074,037)

Other comprehensive loss
Foreign exchange (loss) gain	(324,610)	89,020

Comprehensive loss	$(1,038,377)	$(1,985,017)

Net loss per share - basic and diluted	$(0.02)	$(0.06)

Weighted average shares outstanding - basic and diluted	42,815,086	36,838,441

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive (Loss)
	Shares	Amount	Shares	Amount	Deficit	Income	Total
Balance as of January 1, 2021	30,083,747	$29,886,367	306	$-	$(11,087,459)	$(25,542)	$18,773,366

Private placement - February 16, 2021, net of offering costs	3,250,000	1,950,509	-	-	-	-	1,950,509
Private placement - March 1, 2021, net of offering costs	3,125,000	1,918,797	-	-	-	-	1,918,797
Private placement - December 17, 2021, net of offering costs	372,966	434,973	-	-	-	-	434,973
Proceeds from the exercise of warrants	2,066,693	2,004,864	-	-	-	-	2,004,864
Cashless exercise of stock options	174,716	-	-	-	-	-	-
Foreign exchange gain	-	-	-	-	-	89,020	89,020
Net loss	-	-	-	-	(2,074,037)	-	(2,074,037)

Balance as of December 31, 2021	39,073,122	$36,195,510	306	$-	$(13,161,496)	$63,478	$23,097,492

Private placement - January 20, 2022, net of offering costs	2,495,575	3,011,878	-	-	-	-	3,011,878
Proceeds from the exercise of warrants	2,020,351	2,620,395	-	-	-	-	2,620,395
Cashless exercise of stock options	13,517	-	-	-	-	-	-
Stock based compensation - stock options	-	1,566,520	-	-	-	-	1,566,520
Foreign exchange loss	-	-	-	-	-	(324,610)	(324,610)
Net loss	-	-	-	-	(713,767)	-	(713,767)

Balance as of December 31, 2022	43,602,565	$43,394,303	306	$-	$(13,875,263)	$(261,132)	$29,257,908

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

	For the Years Ended December 31,
	2022	2021
Cash Flows From (Used in) Operating Activities:
Net loss	$(713,767)	$(2,074,037)
Reconciliation of net loss to cash provided by (used in) operating activities:
Depreciation	26,877	20,380
Accretion of reclamation liability	28,656	9,142
Stock based compensation	1,566,520	-
Change in marketable securities	1,508	285
Change in operating assets and liabilities:
Prepaid uranium concentrate inventory	4,085,723	(4,085,723)
Prepaid expenses and other current assets	(63,953)	(269,606)
Accounts payable and accrued liabilities	(147,979)	356,976
Subscription payable	(146,177)	-
Reclamation liability	-	(47,462)
Deferred revenue	(64,620)	(64,620)
Contingent consideration	(22,542)	-
Net cash provided by (used in) operating activities	4,550,246	(6,154,665)

Cash Flows Used In Investing Activities
Purchase of mineral properties and equipment	(1,045,638)	(65,000)
Net cash used in investing activities	(1,045,638)	(65,000)

Cash Flows From Financing Activities
Proceeds from warrant exercises	2,620,395	2,004,864
Issuances of common shares, net of offering costs	3,011,878	4,304,279
Net cash provided by financing activities	5,632,273	6,309,143

Effect of foreign exchange rate on cash	(324,610)	59,728

Net increase in cash and restricted cash	8,812,271	149,206

Cash and restricted cash - beginning	1,621,267	1,472,061

Cash and restricted cash - ending	$10,433,538	$1,621,267

Cash	$9,682,133	$880,821
Restricted cash, current portion	75,057	75,057
Restricted cash, noncurrent	676,348	665,389
Total	$10,433,538	$1,621,267

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

Note 2 – Liquidity and going concern

With the exception of the quarter ended June 30, 2022, the Company had incurred losses from its operations. During the year ended December 31, 2022, the Company generated a comprehensive loss of $1,038,377. The Company expects to generate operating losses for the foreseeable future as it incurs expenses to bring its mining operations online. As of December 31, 2022, the Company had an accumulated deficit of $13,875,263 and working capital of $9,568,963.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. On January 20, 2022, the Company closed a non-brokered private placement of 2,495,575 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $3,992,920 (USD $3,011,878 in net proceeds). During the year ended December 31, 2022, the Company received $2,620,395 in proceeds from the exercise of warrants.

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

Foreign Currency Translation

The reporting currency of the Company, including its subsidiaries, is the United States dollar. The financial statements of subsidiaries located outside of the U.S. are measured in their functional currency, which is the local currency. The functional currency of the parent (Western Uranium & Vanadium Corp. (Ontario)) is the Canadian dollar. The functional currencies of the subsidiaries is the United States dollar. Monetary assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Transactions denominated in currencies other than the functional currency are recorded based on the exchange rates at the time of the transaction. Income and expense items are translated using average monthly exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in “Accumulated other comprehensive (loss) income” in the consolidated balance sheets.

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

Cash

The Company considers all highly-liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2022 and 2021, the Company had no cash equivalents.

Marketable Securities

The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses reported as accumulated other comprehensive (loss) income, a separate component of shareholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, CONTINUED

Restricted Cash

Certain cash balances are restricted as they relate to deposits with banks that have been assigned to state reclamation authorities in the United States to secure various reclamation guarantees with respect to mineral properties in Utah, Wyoming, and Colorado. As these funds are not available for general corporate purposes and secure the long term reclamation liability (see Note 4), they have been separately disclosed and classified as long-term for the majority of the Company’s mines. As of December 31, 2022 and 2021, the Company has determined that the Van 4 Mine is now considered to be in reclamation. The Company recognized the Van 4 Mine’s reclamation liability and its restricted cash in full on the Company’s consolidated balance sheets as current.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method, based upon the following estimated useful lives:

Asset Classification	Estimated Useful Life
Equipment	5 years
Computer and related equipment	3 years
Software	7 years
Vehicles	5 years

For the years ended December 31, 2022 and 2021, the Company recorded depreciation expense of $26,877 and $20,380, respectively.

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

Fair Values of Financial Instruments

The carrying amounts of cash, restricted cash, accounts payable, subscription payable, reclamation liability, contingent consideration and accrued liabilities approximate their fair value due to the short-term nature of these instruments. Marketable securities are adjusted to fair value at each balance sheet date based on quoted prices which are considered level 1 inputs. The Company’s operating and financing activities are conducted primarily in Canadian dollars, and as a result, the Company is subject to exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and restricted cash but mitigates this risk by keeping these deposits at major financial institutions.

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

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of December 31, 2022	$612	$-	$-

Marketable securities as of December 31, 2021	$2,120	$-	$-

Impairment of Long-Lived Assets

The Company reviews and evaluates its long-lived assets and Kinetic Separation technology for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected uranium prices (considering current and historical prices, trends, and related factors), production levels, operating costs of production, and capital, restoration and reclamation costs, based upon the projected remaining future uranium production from each project. The Company’s long-lived assets (which include its mineral assets and Kinetic Separation intellectual property) were acquired during the end of 2014 and in 2015 in arms-length transactions. As of December 31, 2022, the Company evaluated the total estimated future cash flows on an undiscounted basis for its mineral properties and Kinetic Separation intellectual property and determined that no impairment was deemed to exist. Estimates and assumptions used to assess recoverability of the Company’s long-lived assets and to measure fair value of the Company’s uranium properties are subject to risk uncertainty. Changes in these estimates and assumptions could result in the impairment of the Company’s long-lived assets. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is more than 50 percent likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2022 and December 31, 2021, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2022 and 2021. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals, or material deviations from its position.

The Company has identified its federal Canadian and United States tax jurisdictions and its state tax jurisdictions in Colorado and Utah as its “major” tax jurisdictions, and such returns for the years 2017 through 2022 remain subject to examination.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of net loss per share for each of the years ended December 31, 2022 and 2021 is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2022	2021
Warrants to purchase common shares	9,362,076	9,735,948
Options to purchase common shares	4,306,334	2,324,670
Total potentially dilutive securities	13,668,410	12,060,618

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of December 31, 2022 include: The San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of December 31, 2022 include Hansen, North Hansen and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, and Wyoming. All of the mining assets represent properties which have previously been mined, to different degrees, for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mineral properties and equipment and kinetic separation intellectual property are:

	As of December 31,
	2022	2021
Mineral properties and equipment, net	$12,798,904	$11,780,142
Kinetic separation intellectual property	$9,488,051	$9,488,051

Mineral Properties and Equipment

During the years ended December 31, 2022 and 2021, Western made purchases of $1,045,638 and $65,000, which principally consisted of mining equipment, to increase mining capacity.

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

During the years ended December 31, 2022 and 2021 the Company recognized aggregate revenue of $635,363 and $272,142, respectively, under these oil and gas lease arrangements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY, CONTINUED

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties to be $751,405 and $740,446 as of December 31, 2022 and December 31, 2021, respectively. On March 2, 2020, the Colorado Mined Land Reclamation Board (“MLRB”) issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has begun the reclamation of the Van 4 Mine. The reclamation cost is fully covered by the reclamation bonds posted upon acquisition of the property. The Company adjusted the fair value of its reclamation obligation for the Van 4 Mine. The portion of the reclamation liability related to the Van 4 Mine and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of December 31, 2022 and December 31, 2021 were $300,276 and $271,620, respectively. The gross reclamation liabilities as of December 31, 2022 and December 31, 2021 are secured by financial warranties in the amount of $751,405 and $740,446, respectively.

Reclamation liability activity for the years ended December 31, 2022 and 2021 consists of:

	For the Years Ended December 31,
	2022	2021
Beginning balance at January 1	$271,620	$309,940
Accretion	28,656	9,142
Discontinuation of reclamation liability	-	(47,462)
Ending Balance at December 31	$300,276	$271,620

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY, CONTINUED

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue was the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter was delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID-19 restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3 to 1 decision which acknowledged that the work completed at the Sunday Mine Complex under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to “Active” status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex as the mines had not been restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine Temporary Cessation status. In a unanimous vote, the MLRB approved Temporary Cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 10, 2020, the MLRB issued a board order which finalized the findings of the October 21, 2020 permit hearing. On November 6, 2020, the MLRB signed an order placing the five Sunday Mine Complex mine permits into Temporary Cessation. On November 12, 2020, a coalition of environmental groups (the “Plaintiffs”) filed a complaint against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz Mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz Mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiffs in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz Mine permit. The MLRB and the Company were to respond with an answer brief within 35 days on or before June 9, 2021, but instead sought a settlement. The judicial review process was delayed as extensions were put in place until August 20, 2021. A settlement was not reached, and the MLRB and the Company submitted answer briefs on August 20, 2021. The Plaintiff submitted a reply brief on September 10, 2021. On March 1, 2022, the Denver District Court reversed the MLRB’s orders regarding the Topaz Mine and remanded the case back to MLRB for further proceedings consistent with its order. The Company and the MLRB had until April 19, 2022 to appeal the Denver District Court’s ruling. Neither the Company nor the MLRB appealed the Denver District Court ruling. Subsequently on March 20, 2023, the MLRB issued a board order for the Company to commence final reclamation, which upon completion will terminate mining operations at the Topaz Mine. Reclamation is to commence immediately at the Topaz Mine and is to be completed within five years by March 2028. The Company is currently working toward the completion of an updated Topaz Mine Plan of Operations which is a separate federal requirement of the BLM for the conduct of mining activities on the federal land at the Topaz Mine and needed to re-permit the Topaz Mine with Colorado’s DRMS.

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

NOTE 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of December 31,
	2022	2021
Trade accounts payable	$403,705	$510,831
Accrued liabilities	147,910	188,762
Total accounts payable and accrued liabilities	$551,615	$699,593

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Supply Contract

In December 2015, the Company signed a uranium concentrates supply agreement with a major United States utility company for delivery commencing in 2018 and continuing for a five-year period through 2022. On March 8, 2021, the Company entered into an agreement with a third party to complete the Year 4 (2021) uranium concentrate delivery. The Company paid $78,000 in April 2021 to the assignee for which the assignee made the delivery in May 2021. In April 2022, in satisfaction of the Year 5 delivery under its supply contract, the Company delivered 125,000 lbs of uranium concentrate from its prepaid uranium concentrate inventory. Accordingly, during the year ended December 31, 2022, the Company recorded revenue of $7,223,609 (at a price of approximately $57 per pound) and cost of revenue of $4,044,083, related to the delivery of the uranium. In May 2022, the Company received the cash proceeds from this sale.

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

NOTE 7 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to ratably receive such dividends, if any, as may be declared by the board of directors, out of legally available funds. Upon the liquidation, dissolution, or winding down of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of December 31, 2022 and 2021, an unlimited number of common shares were authorized for issuance.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 7 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Warrant Exercises

During the year ended December 31, 2022 and 2021, an aggregate of 2,020,351 and 2,066,693 warrants were exercised for total gross proceeds of $2,620,395 and $2,004,864, respectively.

Incentive Stock Option Plan

The Company maintains an Incentive Stock Option Plan (the “Plan”) that permits the granting of stock options as incentive compensation. Shareholders of the Company approved the Plan on June 30, 2008 and amendments to the Plan on June 20, 2013. The board of directors approved additional changes to the Plan on September 12, 2015. On October 1, 2021, the Company further amended the Plan, principally to allow for the cashless exercise of stock options.

The purpose of the Plan is to attract, retain, and motivate directors, management, staff, and consultants by providing them with the opportunity, through stock options, to acquire a proprietary interest in the Company and benefit from its growth.

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of December 31, 2022, a total of 43,602,565 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 4,360,257.

Stock Options

On February 10, 2022, the Company granted options under the Plan for the purchase of an aggregate of 900,000 common shares to five individuals consisting of directors and officers of the Company. The options have a five year term, an exercise price of CAD $1.76 (US $1.30 as of December 31, 2022) and vest equally in thirds commencing initially on the date of grant and thereafter on April 1, 2022, and July 1, 2022.

On October 31, 2022, the Board of Directors granted options under the Plan for the purchase of an aggregate of 1,665,000 common shares to individuals consisting of directors and officers of the Company. Each of these options have a five year term, an exercise price of CAD $1.60 (US $1.18 as of December 31, 2022) and vest equally in two installments beginning on the date of grant and thereafter on April 30, 2023.

The Company utilized the Black-Scholes option pricing model to determine the fair value of these stock options, using the assumptions as outlined below:

	December 31, 2022
Stock Price	CAD $	1.44 - $1.76
Exercise Price	CAD $	1.60 - $1.76
Dividend Yield		0%
Expected Volatility		103.3% - 108.4%
Weighted Average Risk-Free Interest Rate		1.61% - 4.45%
Expected life (in years)		2.6

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 7 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options, continued

During the year ended December 31, 2022, the Company issued 13,517 shares of common stock pursuant to the cashless exercise of 50,000 stock options (with a market price on date of exercise of CAD $1.3705 (US $1.00 as of December 31, 2022).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Weighted Average Grant Date Fair Value	Intrinsic Value
Outstanding – January 1, 2022	2,324,670	$1.35	1.67	$0.39	$528,714
Granted	2,565,000	1.22	-	0.72
Expired	(533,336)	1.32	-	0.19
Exercised	(50,000)	0.74	-	0.05	-
Outstanding – December 31, 2022	4,306,334	$1.24	3.35	$0.61	$60,965
Exercisable – December 31, 2022	3,473,834	$1.26	2.88	$0.60	$60,965

The Company’s stock-based compensation expense related to stock options for the years ended December 31, 2022 and 2021 was $1,566,520 and $0, respectively, which is included in general and administrative expenses on the Company’s consolidated statements of operations and other comprehensive loss. As of December 31, 2022 and 2021, the Company had $364,095 and $0 of unamortized stock option expense, respectively.

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding - January 1, 2022	9,735,948	$1.09	1.49	$3,799,606
Issued	2,594,560	1.84	-	-
Exercised	(2,020,351)	1.21	-	-
Expired/Forfeited	(948,081)	2.00	-	-
Outstanding – December 31, 2022	9,362,076	$1.19	1.43	$27,227
Exercisable – December 31, 2022	9,362,076	$1.19	1.43	$27,227

Note 8 – Mining Expenditures

	For the Years Ended December 31,
	2022	2021
Permits	$282,851	$134,261
Mining costs	471,622	578,034
Royalties	7,860	5,362
	$762,333	$717,657

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 9 – Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $340,252 as of December 31, 2022) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $340,252 and $362,794 as of December 31, 2022 and December 31, 2021, respectively.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the Company’s rental of office, workshop, warehouse and employee housing facilities The Company incurred rent expense of $55,198 and $34,427 in connection with these arrangement for the years ended December 31, 2022 and 2021, respectively.

The Company also owed Mr. Glasier reimbursable expenses in the amount of $87,221 and $65,753 as of December 31, 2022 and December 31, 2021, respectively, which are recorded in accounts payable and accrued liabilities.

Note 10 – Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryovers	$5,708,411	$5,815,866
Marketable securities	16,094	15,720
Accrued expenses	35,681	46,604
Amortization capitalized cost	725,959	-
Unrealized foreign exchange	64,761	-
Accretion expense	8,639	-
Deferred tax assets, gross	6,559,545	5,878,190

Less: valuation allowance	(3,688,584)	(3,488,821)
Deferred tax assets, net	2,870,961	2,389,369

Deferred tax liabilities:
Property and equipment	(5,314,338)	(5,098,256)
Amortization annual expense	(265,510)	-

Deferred tax liabilities, net	$(2,708,887)	$(2,708,887)

The change in the Company’s valuation allowance is as follows:

	For the Years Ended December 31,
	2022	2021
Beginning of year	$3,488,821	$2,997,084
Increase in valuation allowance	199,763	491,737
End of year	$3,688,584	$3,488,821

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 10 – Income Taxes, CONTINUED

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory federal income tax rate to income from operations before the provision for income taxes is as follows:

	For the Years Ended December 31,
	2022	2021
U.S. federal statutory rate	(21.0)%	(21.0)%
State and foreign taxes	(3.8)%	(3.8)%
Permanent differences
Stock-based compensation	37.4%	0%
Other	1.0%	0%
True-up to prior years return	19.3%	0%
Valuation allowance	(32.9)%	24.8%
Effective income tax rate	0%	0%

The Company has net operating loss carryovers of approximately $23,017,786 for federal and state income tax purposes and net operating loss carryovers of $11,663,991 for Canadian provincial tax purposes which begin to expire in 2026. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company.

Based on losses from inception, the Company determined that as of December 31, 2022 it is more likely than not that the Company will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a deferred tax asset valuation allowance of $3,688,584 and $3,488,821 was required as of December 31, 2022 and 2021, respectively.

Internal Revenue Code (“IRC”) Section 382 imposes limitations on the use of net operating loss carryovers when the share ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis over a period of three years by more than 50 percentage points. Management cannot control any ownership changes that occur. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. The Company has analyzed the issuances of common shares during the years ended December 31, 2022 and 2021 and does not believe such change of control occurred. If such ownership change under IRC section 382 had occurred, such change would substantially limit the Company’s ability to utilize its net operating loss carryforwards in the future.

NOTE 11 – FINANCIAL INSTRUMENTS

Fair Values

The Company’s financial instruments consist of cash, restricted cash, accounts payable, contingent consideration and accrued liabilities. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s financial instruments also incorporate marketable securities that are adjusted to fair value at each balance sheet date based on quoted prices which are considered level 1 inputs. The reclamation deposits, which are reflected in restricted cash on the consolidated balance sheets, are deposits mainly invested in certificates of deposit at major financial institutions, and their fair values are estimated to approximate their carrying values. There were no transfers of financial instruments between Levels 1, 2, and 3 during the years ended December 31, 2022 and 2021.

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

(Stated in USD)

NOTE 11 – FINANCIAL INSTRUMENTS, CONTINUED

Concentration of Credit Risk

Concentration of credit risk is the risk of loss in the event that certain counterparties are unable to fulfil their obligations to the Company. The Company limits its exposure to credit loss on its cash and restricted cash by placing its cash with high credit quality financial institutions.

Liquidity Risk

Liquidity risk is the risk that the Company’s consolidated cash flows from operations will not be sufficient for the Company to continue operating and discharge is liabilities. The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to obtain financing, either in the form of debt or equity, or achieve profitable operations in order to satisfy its liabilities as they come due. As of December 31, 2022, the Company had a working capital of $9,568,963 and cash on hand of $9,682,133.

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

Note 12 – COVID-19

The world continues to be impacted by the COVID-19 pandemic. COVID-19 and the measures to prevent its spread, previously impacted the Company’s business in a number of ways. COVID-19 has primarily caused Western delays in reporting, regulatory matters, operations, and sick/quarantine days for employees infected/exposed to COVID-19. The COVID-19 pandemic previously limited Western’s participation in industry and investor conference events during 2020 and 2021. The impact of future disruptions and the extent of adverse impacts on the Company’s financial and operating results will be dictated by the unpredictable duration and severity of the future waves of COVID-19. The Company is continuing to monitor COVID-19 and its subvariants and the potential impact of the pandemic on the Company’s operations.