Form 10-Q
period 2023-03-31
Western Uranium & Vanadium Corp.
filed 2023-05-17
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 17, 2023, 43,602,565 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in USD)

(Unaudited)

	As of
	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$8,434,891	$9,682,133
Restricted cash, current portion	75,057	75,057
Prepaid expenses	166,005	254,105
Marketable securities	567	612
Other current assets	129,012	227,588
Total current assets	8,805,532	10,239,495

Restricted cash, net of current portion	676,367	676,348
Mineral properties and equipment, net	13,378,909	12,798,904
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$32,348,859	$33,202,798

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$560,949	$551,615
Reclamation liability, current portion	75,057	75,057
Deferred revenue, current portion	27,705	43,860
Total current liabilities	663,711	670,532

Reclamation liability, net of current portion	227,961	225,219
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	334,867	340,252

Total liabilities	3,935,426	3,944,890

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 43,602,871 shares issued as of March 31, 2023 and December 31, 2022, and 43,602,565 shares outstanding as of March 31, 2023 and December 31, 2022	43,647,045	43,394,303
Treasury shares, 306 shares held in treasury as of March 31, 2023 and December 31, 2022	-	-
Accumulated deficit	(14,978,794)	(13,875,263)
Accumulated other comprehensive loss	(254,818)	(261,132)
Total shareholders’ equity	28,413,433	29,257,908
Total liabilities and shareholders’ equity	$32,348,859	$33,202,798

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Revenues	$165,975	$156,226

Expenses
Mining expenditures	605,104	289,038
Professional fees	87,096	136,060
General and administrative	613,365	863,062
Consulting fees	737	39,512
Total operating expenses	1,306,302	1,327,672

Operating loss	(1,140,327)	(1,171,446)

Accretion and interest (income) expense, net	(35,296)	2,157
Other income	(1,500)	-

Net loss	(1,103,531)	(1,173,603)

Other comprehensive loss
Foreign exchange gain	6,314	56,661

Comprehensive loss	$(1,097,217)	$(1,116,942)

Net loss per share - basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding - basic and diluted	43,602,565	41,054,767

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

(Unaudited)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	(Loss) Income	Total

Balance as of January 1, 2023	43,602,565	$43,394,303	306	$-	$(13,875,263)	$(261,132)	$29,257,908

Foreign exchange gain	-	-	-	-	-	6,314	6,314
Stock based compensation - stock options	-	252,742	-	-	-	-	252,742
Net loss	-	-	-	-	(1,103,531)	-	(1,103,531)
Balance as of March 31, 2023	43,602,565	$43,647,045	306	$-	$(14,978,794)	$(254,818)	$28,413,433

Balance as of January 1, 2022	39,073,122	$36,195,510	306	$-	$(13,161,496)	$63,478	$23,097,492

Private placement - January 20, 2022, net of offering costs	2,495,575	3,011,878	-	-	-	-	3,011,878
Proceeds from exercise of warrants	268,204	341,850	-	-	-	-	341,850
Stock based compensation - stock options	-	502,145	-	-	-	-	502,145
Foreign exchange gain	-	-	-	-	-	56,661	56,661
Net loss	-	-	-	-	(1,173,603)	-	(1,173,603)
Balance as of March 31, 2022	41,836,901	$40,051,383	306	$-	$(14,335,099)	$120,139	$25,836,423

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows From (Used In) Operating Activities:
Net loss	$(1,103,531)	$(1,173,603)
Reconciliation of net loss to cash provided by (used in) operating activities:
Depreciation	43,618	5,908
Accretion of reclamation liability	2,742	2,577
Stock based compensation	252,742	495,120
Change in marketable securities	45	381
Change in operating assets and liabilities:
Prepaid expenses and other current assets	186,676	(59,800)
Accounts payable and accrued liabilities	9,334	(195,338)
Subscription payable	-	(146,177)
Deferred revenue	(16,155)	(16,155)
Contingent consideration	(5,385)	-
Net cash provided by (used in) operating activities	(629,914)	(1,087,087)

Cash Flows Used In Investing Activities
Purchase of mineral properties and equipment	(623,623)	(369,900)
Net cash used in investing activities	(623,623)	(369,900)

Cash Flows From Financing Activities
Proceeds from warrant exercises	-	341,850
Issuances of common shares, net of offering costs	-	3,011,878
Net cash provided by financing activities	-	3,353,728

Effect of foreign exchange rate on cash	6,314	20,655

Net (decrease) increase in cash and restricted cash	(1,247,223)	1,917,396

Cash and restricted cash - beginning	10,433,538	1,621,267

Cash and restricted cash - ending	$9,186,315	$3,538,663

Cash	$8,434,891	$2,798,217
Restricted cash, current portion	75,057	75,057
Restricted cash, noncurrent	676,367	665,389
Total	$9,186,315	$3,538,663

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

Note 2 – Liquidity and going concern

With the exception of the quarter ended June 30, 2022, the Company has incurred losses from its operations. During the three months ended March 31, 2023, the Company generated a comprehensive loss of $1,097,217. The Company expects to generate operating losses for the foreseeable future as it incurs expenses to bring its mining operations online. As of March 31, 2023, the Company had an accumulated deficit of $14,978,794 and working capital of $8,141,821.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. However, in the opinion of management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2022, as filed with the SEC on April 17, 2023. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2023.

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

Foreign Currency Translation

The reporting currency of the Company, including its subsidiaries, is the United States dollar. The financial statements of subsidiaries located outside of the U.S. are measured in their functional currency, which is the local currency. The functional currency of the parent (Western Uranium & Vanadium Corp. (Ontario)) is the Canadian dollar. The functional currencies of the subsidiaries is the United States dollar. Monetary assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Transactions denominated in currencies other than the functional currency are recorded based on the exchange rates at the time of the transaction. Income and expense items are translated using average monthly exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in “Accumulated other comprehensive loss” in the condensed consolidated balance sheets.

Revenue Recognition

The Company, from time to time, purchases prepaid uranium concentrate contracts for future delivery of uranium concentrate pursuant to supply agreements. The Company recognizes revenue upon the delivery of the uranium contract to the counterparty and charges to cost of revenues the purchase cost of the uranium concentrate contract upon such delivery.

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

Fair Values of Financial Instruments

The carrying amounts of cash, restricted cash, accounts payable, reclamation liability, contingent consideration and accrued liabilities approximate their fair value due to the short-term nature of these instruments. Marketable securities are adjusted to fair value at each balance sheet date based on quoted prices which are considered level 1 inputs. The Company’s operating and financing activities are conducted primarily in Canadian dollars, and as a result, the Company is subject to exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and restricted cash but mitigates this risk by keeping these deposits at major financial institutions.

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

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of March 31, 2023	$567	$-	$-

Marketable securities as of December 31, 2022	$612	$-	$-

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of net loss per share for each of the three months ended March 31, 2023 and 2022 is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2023	2022
Warrants to purchase common shares	9,362,076	11,351,080
Options to purchase common shares	4,098,000	3,108,000
Total potentially dilutive securities	13,460,076	14,459,080

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of March 31, 2023 include: The San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of March 31, 2023 include Hansen, North Hansen and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, and Wyoming. All of the mining assets represent properties which have previously been mined, to different degrees, for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mineral properties and equipment, net and kinetic separation intellectual property are:

	As of March 31, 2023	As of December 31, 2022
Mineral properties and equipment, net	$13,378,909	$12,798,904
Kinetic separation intellectual property	$9,488,051	$9,488,051

Mineral Properties and Equipment

During the three months ended March 31, 2023 and 2022, Western made purchases of $623,623 and $369,900, which principally consisted of mining equipment and vehicles, to increase mining capacity. During the three months ended March 31, 2023 and 2022, depreciation expense was $43,618 and $5,908, respectively.

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

On June 23, 2020, the same entity, as discussed above, elected to extend the oil and gas lease easement for three additional years, commencing on the date the lease would have previously expired. During 2021, the operator completed a first set of eight (8) wells which commenced oil and gas production by August 2021. During 2022, the operator completed a second set of eight (8) wells which commenced oil and gas production by August 2022. Monthly royalty payments are ongoing on the sixteen (16) wells.

During the three months ended March 31, 2023 and 2022 the Company recognized aggregate revenue of $165,975 and $156,226, respectively, under these oil and gas lease arrangements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY, CONTINUED

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties to be $751,424 and $751,405 as of March 31, 2023 and December 31, 2022, respectively. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of March 31, 2023 and December 31, 2022 were $303,018 and $300,276, respectively. The gross reclamation liabilities as of March 31, 2023 and December 31, 2022 are secured by financial warranties in the amount of $751,424 and $751,405, respectively.

Reclamation liability activity for the three months ended March 31, 2023 and 2022 consists of:

	For the Three Months Ended March 31,
	2023	2022
Beginning balance at January 1	$300,276	$271,620
Accretion	2,742	2,577
Ending Balance at March 31	$303,018	$274,197

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

NOTE 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of
	March 31, 2023	December 31, 2022
Trade accounts payable	$414,247	$403,705
Accrued liabilities	146,702	147,910
Total accounts payable and accrued liabilities	$560,949	$551,615

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to ratably receive such dividends, if any, as may be declared by the board of directors, out of legally available funds. Upon the liquidation, dissolution, or winding down of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of March 31, 2023 and December 31, 2022, an unlimited number of common shares were authorized for issuance.

Warrant Exercises

During the three months ended March 31, 2022, an aggregate 268,204 warrants were exercised for total gross proceeds of $341,850. There were no warrant exercises during the three months ended March 31, 2023.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of March 31, 2023, a total of 43,602,565 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 4,360,257.

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Weighted Average Grant Date Fair Value	Intrinsic Value
Outstanding – January 1, 2023	4,306,334	$1.24	3.35	$0.61	$60,965
Granted	-	-	-	-
Expired	(208,334)	1.18	-	0.17
Exercised	-	-	-	-
Outstanding – March 31, 2023	4,098,000	$1.25	3.26	$0.65	$37,698
Exercisable – March 31, 2023	3,265,500	$1.26	2.81	$0.64	$37,698

The Company’s stock-based compensation expense related to stock options for the three months ended March 31, 2023 was $252,742, of which $41,330 and $211,412 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense related to stock options for the three months ended March 31, 2022 was $495,120, which was included in general and administrative expenses on the Company’s condensed consolidated statements of operations and other comprehensive loss. As of March 31, 2023, the Company had $98,159 of unamortized stock option expense.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value

Outstanding – January 1, 2023	9,362,076	$1.19	1.43	$27,227
Issued	-	-	-
Exercised	-	-	-
Expired/Forfeited	-	-	-
Outstanding – March 31, 2023	9,362,076	$1.19	1.18	$20,457
Exercisable – March 31, 2023	9,362,076	$1.19	1.18	$20,457

Note 7 – Mining Expenditures

	For the Three Months Ended March 31,
	2023	2022
Mining costs	$276,139	$259,870
Labor and related benefits	298,866	-
Permits	27,946	27,767
Royalties	2,153	1,401
	$605,104	$289,038

NOTE 8 – Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $334,867 as of March 31, 2023) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $334,867 and $340,252 as of March 31, 2023 and December 31, 2022, respectively.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the Company’s rental of office, workshop, warehouse and employee housing facilities. The Company incurred rent expense of $17,925 and $12,198 in connection with these arrangement for the three months ended March 31, 2023 and 2022, respectively.

The Company also owed Mr. Glasier reimbursable expenses in the amount of $35,252 and $87,221 as of March 31, 2023 and December 31, 2022, respectively, which are recorded in accounts payable and accrued liabilities.

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

In early 2020 Bison Oil & Gas (“Bison”) traded this lease to Mallard Exploration (“Mallard”). Mallard subsequently filed an application with the Colorado Oil & Gas Conservation Commission (COGCC) to update the permitting to create a new pooled unit.

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

In January 2023, Mallard was acquired by Bison.

During the three months ended March 31, 2023 and 2022, we recognized aggregate revenue of $165,975 and $156,226, respectively, under these oil and gas lease arrangements.

Kinetic Separation Licensing

During 2016, the Company submitted documentation to the Colorado Department of Public Health and Environment (“CDPHE”) for a determination ruling regarding the type of license which may be required for the application of Kinetic Separation at the Sunday Mine Complex within the state of Colorado. During May and June of 2016, CDPHE held four public meetings in several cities in Colorado as part of the process. On July 22, 2016, CDPHE closed the comment period. In connection with this matter, the CDPHE consulted with the NRC. In response, the CDPHE received an advisory opinion, dated October 16, 2016, which did not contain support for the NRC’s opinion and with which the Company’s regulatory counsel does not agree. NRC’s advisory opinion recommended that Kinetic Separation should be regulated as a milling operation but did recognize that there may be exemptions to certain milling regulatory requirements because of the benign nature of the non-uranium bearing sands produced after Kinetic Separation is completed on uranium-bearing ores. On December 1, 2016, the CDPHE issued a determination that the proposed Kinetic Separation operations at the Sunday Mine Complex must be regulated by the CDPHE through a milling license. Beginning in 2017, the Company’s regulatory counsel prepared significant documentation in preparation for a prospective submission. On September 13, 2019, the Company’s regulatory counsel submitted a white paper to the NRC entitled “Recommendations on the Proper Legal and Policy Interpretation for Using Kinetic Separation Processes at Uranium Mine Sites.” On July 24, 2020, the NRC staff responded with a letter in support of the original conclusion. Western’s regulatory counsel proposed alternatives. However, management has decided not to proceed at this time, given its present opportunity set.

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

At the end of March 2022, the mining contractor engaged by Western decided to retire from contract mining operations. Thereafter, Western began the acquisition of a full complement of mining equipment and personnel to take over mining operations. Western’s transition from employing a mining contractor to building an in-house mining operation has now been completed. Since this transition began in spring 2022, additional employees have been hired to support mining operations and mining equipment and vehicles have been acquired to support deployment of two (2) fully equipped mining teams. The equipment has been prepared for operations and readied for deployment; site infrastructure upgrades have been finished. In early 2023, the mines were reopened for ventilation and infrastructure upgrades. Mining operations restarted in April 2023 and will initially involve additional development of the GMG Ore Body, stockpiling of high-grade ore and underground drilling/exploration to define additional production zones. The next project will be similar in scope but on the St. Jude Mine target areas defined during the 2019/2020 work project.

Stockpiled Ore Inventory

From December 2021 to March 2022, 3,140 tons of uranium/vanadium ore was mined from the Sunday Mine Complex. The mining contractor calculated uranium grades based upon scintillometer sampling of each 10-ton truckload and vanadium quantities were derived by applying the 6:1 historical ratio. The estimated stockpiled ore inventory is 50,289 pounds of uranium and 301,736 pounds of vanadium. Using March 31, 2023 commodity prices and historical recovery rates, and before incurring milling and processing costs, the gross post-processing value of the stockpiled ore is approximately $4.5 million . This value is not reflected as an asset on the balance sheet as the costs to produce the stockpiled ore inventory were expensed in accordance with Regulation SK-1300.

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

Subsequently in June 2022, the U.S. Department of Energy (“DOE”) released program guidelines to initiate purchases of up to $75 million of U.S. domestic origin uranium inventory from existing storage at the Honeywell Metropolis Works uranium conversion facility in Metropolis, Illinois. The DOE awarded contracts in December 2022 for the purchase of 1,100,000 lbs of uranium that were delivered in the first quarter of 2023. Five uranium companies disclosed receiving contract awards within a price range from $59.50 to $70.50 per pound. Western did not hold qualifying inventory, and as such did not submit a bid proposal. An expansion of the U.S. Uranium Reserve program continues to be discussed. As originally proposed, the program contemplated $150M in annual purchases for a 10 year period which would aggregate to $1.5 billion over its lifetime.

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

Nuclear Fuel and Uranium Effect from the Russian Invasion of Ukraine

The start of the Russia/Ukraine war created extraordinary volatility in uranium markets during the first half of 2022. At the peak, the spot price was at an 11 year high. Prior to the invasion on February 24, 2022, uranium spot prices were in the $43 per pound range and rose to slightly over $63 per pound by April 2022; an increase of ~$20 per pound. Later in May 2022 and June 2022, the spot price receded to $45 levels, before recovering to the $50 level into September 2022. In the subsequent six months, the spot price of uranium has been range bound at $50 +/- per pound levels.

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

Nuclear Fuel Fundamentals Disconnected from Capital Markets

During the 1Q2023, the spot uranium price increased +$5.25 to $52.93 and the long-term uranium price increased $1.50 to $53.50. This followed 2022 where long-term prices increased from $42.75 to $52.00 and a price surge for conversion and enrichment services. However, uranium equities had a down quarter which in our opinion was due to macroeconomic general market factors. The events of 2022 have set in motion uranium market and nuclear fuel opportunities for the next decade and beyond. There are positive catalysts across multiple levels of the nuclear fuel and uranium markets. Underlying fundamentals are the strongest in decades. This is attributable to multiple factors, including climate change, energy security, supply chain and energy scarcity initiatives. The supply/demand imbalance has flipped from a market with excess supply into a market with excess future demand. With the reduced availability of secondary supplies, utilities have begun adding multi-year contracts with mining companies for primary supply. The drivers expanding the demand for nuclear fuel include non-nuclear nations adding nuclear power generation, nuclear nations expanding fleets and/or extending lives of existing reactors, idled nuclear reactors being redeployed, the reversal of phase outs and shutdowns, and the deployment of advanced reactors / SMRs. However, the challenge is in meeting increasing demand simultaneously with supply constraints from the world’s largest suppliers. We believe future uranium equity prices will reflect the underlying positive fundamentals in the nuclear/uranium sector after general market conditions improve.

Nuclear Fuel Supply Chain Concentration Risks

Russia’s invasion of Ukraine and the ensuing global energy crisis has focused attention on security of supply and supply chain risks. This has caused most of the world to re-evaluate their dependence upon nuclear fuel exported by Russia. In spite of the dominant market position of Rosatom, future deliveries potentially could be at risk due to sanctions, legislation, or a Russian embargo. Customer dependence upon the Russian supply of uranium, conversion and enrichment are being addressed slowly by governments as alternative suppliers are not currently available. Kazakhstan is also a concern because the world’s largest uranium producing country has an unguarded and the second longest continuous land border in the world shared with Russia. The potential exists for Russia to exert influence over Kazakhstan. Additionally, Kazatomprom is currently working toward putting large long-term contracts in place with China. This supply is needed for China to fulfill its 15 year plan to deploy 150 new nuclear reactors. China National Nuclear Corp. (CNNC) has recently opened a uranium trading hub /warehouse facility, on the China / Kazakhstan border, with the capacity to store 60 million pounds of uranium. It has become evident that the nuclear fuel supply chain has become increasingly concentrated and interconnected in this very small area of the world. Expanding Kazakhstan uranium exports to Russia and China significantly reduces future supply for Western nuclear fuel buyers.

Sprott Physical Uranium Trust

The Sprott Physical Uranium Trust (U.UN) (the “Trust”) took over the former Uranium Participation Corp. (U.TO) and launched an at-the-market program (ATM) on August 17, 2021 to raise capital for the closed-ended trust. Since the inception of the ATM program, the Trust has bought significant quantities of uranium causing spot prices to increase. In the first year since the Trust initiated its ATM program in August 2021, over 39 million pounds of uranium were purchased. Subsequently, additional physical uranium funds have been launched in Kazakhstan and Switzerland. Notably, Kazatomprom, the world’s largest uranium producer, is both an investor and uranium supplier to the new physical uranium fund launched in Kazakhstan.

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

Results of Operations

Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022

The following table presents the Company’s financial results for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
	2023	2022

Revenue	$165,975	$156,226

Expenses
Mining expenditures	605,104	289,038
Professional fees	87,096	136,060
General and administrative	613,365	863,062
Consulting fees	737	39,512
Total operating expenses	1,306,302	1,327,672

Operating loss	(1,140,327)	(1,171,446)

Accretion and interest (income) expense, net	(35,296)	2,157
Other income	(1,500)	-

Net loss	(1,103,531)	(1,173,603)

Other comprehensive loss
Foreign exchange gain	6,314	56,661

Comprehensive loss	$(1,097,217)	$(1,116,942)

Net loss per share - basic and diluted	$(0.03)	$(0.03)

Summary:

Our consolidated net loss for the three months ended March 31, 2023 and 2022 was $1,103,531 and $1,173,603 or $0.03 and $0.03 per share, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the three months ended March 31, 2023 and 2022 was $1,097,217 and $1,116,942, respectively.

Revenue

Our revenue for the three months ended March 31, 2023 and 2022 was $165,975 and $156,226, respectively. The increase in revenue of $9,749 was primarily related to additional oil and gas royalty revenue. Sixteen (16) oil and gas wells were producing in the current period versus eight (8) in the prior period.

Mining Expenditures

Mining expenditures for the three months ended March 31, 2023 were $605,104 as compared to $289,038 for the three months ended March 31, 2022. The increase in mining expenditures of $316,066 was principally attributable to scaling up mining activities at the Company’s Sunday Mine Complex. Cost increases were attributable to the hiring of additional personnel, increases in cost of equipment, vehicles, and supplies, and stock-based compensation expense for the mining team.

Professional Fees

Professional fees for the three months ended March 31, 2023 were $87,096 as compared to $136,060 for the three months ended March 31, 2022. The decrease in professional fees of $48,964, or 36% was primarily due to a $39,742 decrease in legal services.

General and Administrative

General and administrative expenses for the three months ended March 31, 2023 were $613,365 as compared to $863,062 for the three months ended March 31, 2022. The decrease in general and administrative expense of $249,697, or 29% was due primarily to a $283,708 decrease in stock-based compensation expense.

Consulting Fees

Consulting fees for the three months ended March 31, 2023 were $737 as compared to $39,512 for three months ended March 31, 2022. The decrease in consulting fees of $38,775, or 98% was principally due to the decreased use of consultants due to the increased use of the Company’s expanded in-house staff.

Accretion and Interest Income (Expense), net

Accretion and interest (income) expense, net for the three months ended March 31, 2023 was income of $35,296 as compared to expense of $2,157 for the three months ended March 31, 2022. The increase in income of $37,453 was principally attributable to investment interest earned on higher level cash balances and higher interest rates during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Foreign Exchange

Foreign exchange gain for the three months ended March 31, 2023 was $6,314, as compared to $56,661 for the three months ended March 31, 2022. The decrease of the foreign exchange gain is primarily due to lower differences between the principal functional currency and the reporting currency.

Liquidity and Capital Resources

The Company’s cash and restricted cash balance as of March 31, 2023 was $9,186,315. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public company reporting responsibilities. Management believes that in order to finance the development of the mining properties and Kinetic Separation, to secure regulatory licenses and to construct a conventional mill for the processing of uranium and vanadium, the Company will be required to raise additional capital by way of debt and/or equity. Western will also require additional working capital to continue to scale-up its mining operations at the Sunday Mine Complex. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash provided by (used in) operating activities

Net cash used in operating activities was $629,914 for the three months ended March 31, 2023, as compared with $1,087,087 used in operating activities for the three months ended March 31, 2022. The decrease of $457,173 in cash used in operating activities was due principally to a decrease of $591,940 in cash used to fund operating assets and liabilities.

Net cash used in investing activities

Net cash used in investing activities was $623,623 for the three months ended March 31, 2023, as compared with $369,900 for the three months ended March 31, 2022. The increase in cash used in investing activities of $253,723 was due principally to the purchase of additional mining equipment and vehicles, as the Company scales up its mining operations.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2023 and 2022 was $0 and $3,353,728, respectively. There were no financing activities during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, when we completed a private placement during the first quarter of 2022 representing aggregate net proceeds of $3,011,878 and received $341,850 from the exercise of warrants.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties to be $751,424 and $751,405 as of March 31, 2023 and December 31, 2022, respectively. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of March 31, 2023 and December 31, 2022 were $303,018 and $300,276, respectively. The gross reclamation liabilities as of March 31, 2023 and December 31, 2022 are secured by financial warranties in the amount of $751,424 and $751,405, respectively.

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

On June 23, 2020, the same entity as discussed above elected to extend the oil and gas lease easement for three additional years, commencing on the date the lease would have previously expired. During 2021, the operator completed a first set of eight (8) wells which commenced oil and gas production by August 2021. During 2022, the operator completed a second set of eight (8) wells which commenced oil and gas production by August 2022. Monthly royalty payments are ongoing on the sixteen (16) wells.

During the three months ended March 31, 2023 and 2022, the Company recognized aggregate revenue of $165,975 and $156,226, respectively, under these oil and gas lease arrangements.

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $334,867 as of March 31, 2023) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $334,867 and $340,252 as of March 31, 2023 and December 31 2022, respectively.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the Company’s rental of office, workshop, warehouse and employee housing facilities The Company incurred rent expense of $17,925 and $12,198 in connection with these arrangement for the three months ended March 31, 2023 and 2022, respectively.

The Company is obligated to pay Mr. Glasier for reimbursable expenses in the amount of $35,252 and $87,221 as of March 31, 2023 and December 31 2022, respectively.

Going Concern

With the exception of the quarter ended June 30, 2022, we incurred losses from our operations, and as of March 31, 2023, the Company had an accumulated deficit of $14,978,794 and working capital of $8,141,821.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes, the sale of its common shares and from limited revenue sources. During the three months ended March 31, 2023, the Company received oil and gas royalty and lease revenues of $165,975. During the three months ended June 30, 2022, we realized revenue of $7.2 million and corresponding costs of $4.0 million in connection with a single sale of uranium concentrate.

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

Off Balance Sheet Arrangements

As of March 31, 2023, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023, due to the failure to report disclosures on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of March 31, 2023, the ultimate disposition of which would have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.

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

We expect to generate operating losses for the next several years as we incur expenses to scale up mining at our Sunday Mine Complex. During the three months ended March 31, 2023, we generated a net loss of $1,103,531. As of March 31, 2023, we had an accumulated deficit of $14,978,794 and working capital of $8,141,821.

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

As more fully described within this quarterly report, we acquired our first mineral properties in November of 2014. To date, we have been acquiring additional mineral properties and raising capital. We hold uranium projects in various stages of exploration in the states of Colorado and Utah. In addition, in January 2023, we announced our plans to permit and develop a mill for the processing of uranium and vanadium.

As more fully described under “Liquidity and Capital Resources” of Item 2. “Management’s Discussion and Analysis of Financial Condition and Result of Operations”, we have a history of significant negative cash flows and net losses, with an accumulated deficit balance of $15.0 million and $13.9 million at March 31, 2023 and December 31, 2022, respectively. We have been reliant on royalty revenues and equity financings from the sale of our common shares in order to fund our operations. We do not expect to achieve profitability or develop positive cash flows from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flows and net losses to date, it may be difficult to evaluate our future performance.

At March 31, 2023 and December 31, 2022, we had working capital of $8,141,821 and $9,568,963, respectively. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing. However, there is no assurance that we will be successful in securing any form of additional financing in the future; therefore, substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable the Company to continue its operations over the next twelve months. The condensed consolidated financial statements for the three months ended March 31, 2023 were prepared assuming that the Company would continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The construction of a facility for the processing of uranium ore is both a capital-intensive and regulatory intensive endeavor. Obtaining a license to construct and operate a processing plant to mill uranium and vanadium is subject to a number of risks including local, state and national regulations, and political and environmental influences. Furthermore, we must raise sufficient capital to fund the permitting efforts and construction of the mill. We are subject to the risks that adequate capital in general may not be available at the levels needed and risks that adequate capital may not be available for investments in the front-end of the nuclear fuel cycle. If we are not able to address these risks and build a processing plant/mill, we would need to arrange with a third party for conventional milling services. It may be difficult for the Company to gain access to a third party’s mill on favorable terms, or at all. This could result in increased costs and/or significant delays in, interruption of, or cessation of the Company’s business activities.

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

Our exploration mining and planned uranium and vanadium ore processing activities at the proposed company owned mill are dependent upon the grant of appropriate rights, authorizations, licenses, permits and consents, as well as continuation and amendment of these rights, authorizations, licenses, permits and consents already granted, which may be granted for a defined period of time, or may not be granted or may be withdrawn or made subject to limitations. There can be no assurance that all necessary rights, authorizations, licenses, permits and consents will be granted to us, or that authorizations, licenses, permits and consents already granted will not be withdrawn or made subject to limitations.

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

We had $8,434,891 in cash at March 31, 2023. There can be no assurance that we will be able to obtain additional capital after we exhaust our current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing shareholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

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

None.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. Western went into active mining operations at the Sunday Mine Complex during 2021. During the quarter ended March 31, 2023, Mine Safety and Health Administration (MSHA) mine inspections have not yielded any disclosures required by Section 1503(a) of the Dodd-Frank Act.”

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1 *	Certificate of Incorporation, as amended
3.2 *	Amended and Restated Bylaws
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure Exhibit
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed as an exhibit to the Company’s Form 10 registration statement filed on April 29, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM & VANADIUM CORP.

Date: May 17, 2023	By:	/s/ George Glasier
George Glasier
Chief Executive Officer and President

Date: May 17, 2023	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer

