Form 10-Q
period 2023-06-30
Western Uranium & Vanadium Corp.
filed 2023-08-18
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 17, 2023, 43,602,565 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in USD)

(Unaudited)

	As of
	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$6,596,184	$9,682,133
Restricted cash, current portion	75,057	75,057
Prepaid expenses	139,460	254,105
Marketable securities	338	612
Other current assets	112,728	227,588
Total current assets	6,923,767	10,239,495

Restricted cash, net of current portion	676,367	676,348
Mineral properties and equipment, net	14,420,318	12,798,904
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$31,508,503	$33,202,798

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$662,227	$551,615
Reclamation liability, current portion	75,057	75,057
Deferred revenue, current portion	11,550	43,860
Total current liabilities	748,834	670,532

Reclamation liability, net of current portion	230,763	225,219
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	333,211	340,252

Total liabilities	4,021,695	3,944,890

Commitments and Contingencies (Note 6)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 43,602,871 shares issued as of June 30, 2023 and December 31, 2022, and 43,602,565 shares outstanding as of June 30, 2023 and December 31, 2022	43,745,203	43,394,303
Treasury shares, 306 shares held in treasury as of June 30, 2023 and December 31, 2022	-	-
Accumulated deficit	(16,055,453)	(13,875,263)
Accumulated other comprehensive loss	(202,942)	(261,132)
Total shareholders’ equity	27,486,808	29,257,908
Total liabilities and shareholders’ equity	$31,508,503	$33,202,798

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$102,789	$7,346,646	$268,764	$7,502,872
Cost of revenues	-	4,044,083	-	4,044,083
Gross profit	102,789	3,302,563	268,764	3,458,789

Expenses
Mining expenditures	656,545	122,588	1,261,649	411,626
Professional fees	171,834	212,459	258,930	348,519
General and administrative	405,754	655,757	1,019,119	1,518,819
Consulting fees	-	20,307	737	59,819
Total operating expenses	1,234,133	1,011,111	2,540,435	2,338,783

Operating (loss)/profit	(1,131,344)	2,291,452	(2,271,671)	1,120,006

Accretion and interest (income) expense, net	(52,185)	15,902	(87,481)	18,059
Other income	(2,500)	(4,000)	(4,000)	(4,000)

Net (loss)/income	(1,076,659)	2,279,550	(2,180,190)	1,105,947

Other comprehensive (loss)/income
Foreign exchange gain/(loss)	51,876	(220,788)	58,190	(164,127)

Comprehensive (loss)/income	$(1,024,783)	$2,058,762	$(2,122,000)	$941,820

Net (loss)/income per share - basic	$(0.02)	$0.05	$(0.05)	$0.03

Net (loss)/income per share - diluted	$(0.02)	$0.05	$(0.05)	$0.02

Weighted average shares outstanding - basic	43,602,565	43,142,312	43,602,565	42,102,885

Weighted average shares outstanding - diluted	43,602,565	45,321,130	43,602,565	45,248,896

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

(Unaudited)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	(Loss) Income	Total

Balance as of January 1, 2023	43,602,565	$43,394,303	306	$-	$(13,875,263)	$(261,132)	$29,257,908

Foreign exchange gain	-	-	-	-	-	6,314	6,314
Stock based compensation - stock options	-	252,742	-	-	-	-	252,742
Net loss	-	-	-	-	(1,103,531)	-	(1,103,531)
Balance as of March 31, 2023	43,602,565	$43,647,045	306	$-	$(14,978,794)	$(254,818)	$28,413,433

Foreign exchange gain	-	-	-	-	-	51,876	51,876
Stock based compensation - stock options	-	98,158	-	-	-	-	98,158
Net loss	-	-	-	-	(1,076,659)	-	(1,076,659)
Balance as of June 30, 2023	43,602,565	$43,745,203	306	$-	$(16,055,453)	$(202,942)	$27,486,808

Balance as of January 1, 2022	39,073,122	$36,195,510	306	$-	$(13,161,496)	$63,478	$23,097,492

Private placement - January 20, 2022, net of offering costs	2,495,575	3,011,878	-	-	-	-	3,011,878
Proceeds from exercise of warrants	268,204	341,850	-	-	-	-	341,850
Stock based compensation - stock options	-	502,145	-	-	-	-	502,145
Foreign exchange gain	-	-	-	-	-	56,661	56,661
Net loss	-	-	-	-	(1,173,603)	-	(1,173,603)
Balance as of March 31, 2022	41,836,901	$40,051,383	306	$-	$(14,335,099)	$120,139	$25,836,423

Proceeds from the exercise of warrants	1,477,743	1,989,427	-	-	-	-	1,989,427
Stock based compensation - stock options	-	251,074	-	-	-	-	251,074
Foreign exchange loss	-	-	-	-	-	(220,788)	(220,788)
Net income	-	-	-	-	2,279,550	-	2,279,550
Balance as of June 30, 2022	43,314,644	$42,291,884	306	$-	$(12,055,549)	$(100,649)	$30,135,686

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows (Used In) Provided By Operating Activities:
Net (loss)/income	$(2,180,190)	$1,105,947
Reconciliation of net (loss)/income to cash (used in) provided by operating activities:
Depreciation	97,337	5,908
Accretion of reclamation liability	5,544	19,862
Stock based compensation	350,900	753,219
Change in marketable securities	274	929
Change in operating assets and liabilities:
Prepaid uranium concentrate inventory	-	4,085,723
Prepaid expenses and other current assets	229,505	53,332
Accounts payable and accrued liabilities	110,612	(24,778)
Subscription payable	-	(146,177)
Deferred revenue	(32,310)	(16,155)
Contingent consideration	(7,041)	(17,062)
Net cash (used in) provided by operating activities	(1,425,369)	5,820,748

Cash Flows Used In Investing Activities
Purchase of mineral properties and equipment	(1,718,751)	(635,876)
Net cash used in investing activities	(1,718,751)	(635,876)

Cash Flows From Financing Activities
Proceeds from warrant exercises	-	2,331,277
Issuances of common shares, net of offering costs	-	3,011,878
Net cash provided by financing activities	-	5,343,155

Effect of foreign exchange rate on cash	58,190	(164,127)

Net (decrease) increase in cash and restricted cash	(3,085,930)	10,363,900

Cash and restricted cash - beginning	10,433,538	1,621,267

Cash and restricted cash - ending	$7,347,608	$11,985,167

Cash	$6,596,184	$11,244,681
Restricted cash, current portion	75,057	75,057
Restricted cash, noncurrent	676,367	665,429
Total	$7,347,608	$11,985,167

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 – Liquidity and going concern

With the exception of the quarter ended June 30, 2022, the Company has incurred losses from its operations. During the three and six months ended June 30, 2023, the Company generated a comprehensive loss of $1,024,783 and $2,122,000, respectively. The Company expects to generate operating losses for the foreseeable future as it incurs expenses to bring its mineral processing facility online and further expand mining operations. As of June 30, 2023, the Company had an accumulated deficit of $16,055,453 and working capital of $6,174,933.

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

There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned product development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern to sustain operations for at least one year from the issuance of these condensed interim consolidated financial statements. The accompanying condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. However, in the opinion of management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these condensed interim consolidated financial statements. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2022, as filed with the SEC on April 17, 2023. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2023.

The accompanying condensed interim consolidated financial statements include the accounts of Western and its wholly-owned subsidiaries, Western Uranium Corp. (Utah), PRM, Black Range, Black Range Copper Inc., Ranger Resources Inc., Black Range Minerals Inc., Black Range Minerals Colorado LLC, Black Range Minerals Wyoming LLC, Haggerty Resources LLC, Ranger Alaska LLC, Black Range Minerals Utah LLC, Black Range Minerals Ablation Holdings Inc., Black Range Development Utah LLC and Maverick Strategic Minerals Corp. All inter-company transactions and balances have been eliminated upon consolidation.

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

Production stage issuers, as defined in subpart 1300 of Regulation S-K, having engaged in material extraction of established mineral reserves on at least one material property, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. The Company is an exploration stage issuer, which has resulted in the Company reporting larger losses than if it had been in the production stage due to the expensing, instead of capitalizing, of expenditures relating to ongoing mine development and extraction activities. Additionally, there would be no corresponding amortization allocated to future reporting periods of the Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if the Company had been in the production stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights, are depleted over the estimated extraction life using the straight-line method. As a result, the Company’s condensed interim consolidated financial statements may not be directly comparable to the financial statements of companies in the production stage. Western will not be eligible to become a production stage issuer, and will remain an exploration stage issuer, until such time as mineral reserves are established on at least one material property.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, CONTINUED

Use of Estimates

The preparation of these condensed interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty, and the effects on the condensed interim consolidated financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include the determination of the fair value of transactions involving common shares, assessment of the useful life and evaluation for impairment of Kinetic Separation intellectual property, valuation and impairment assessments of mineral properties and equipment, valuation of deferred contingent consideration, valuation of the reclamation liability, valuation of stock-based compensation, and valuation of available-for-sale securities. Other areas requiring estimates include allocations of expenditures, depletion, and amortization of mineral rights and properties. Actual results could differ from those estimates.

Foreign Currency Translation

The reporting currency of the Company, including its subsidiaries, is the United States dollar. The financial statements of subsidiaries located outside of the U.S. are measured in their functional currency, which is the local currency. The functional currency of the parent (Western Uranium & Vanadium Corp. (Ontario)) is the Canadian dollar. The functional currencies of the subsidiaries is the United States dollar. Monetary assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Transactions denominated in currencies other than the functional currency are recorded based on the exchange rates at the time of the transaction. Income and expense items are translated using average monthly exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in “Accumulated other comprehensive loss” in the condensed interim consolidated balance sheets.

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

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of June 30, 2023	$338	$-	$-

Marketable securities as of December 31, 2022	$612	$-	$-

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Net (loss) income per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method).

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(1,076,659)	$2,279,550	$(2,180,190)	$1,105,947

Denominator:
Weighted average shares outstanding, basic	43,602,565	43,142,312	43,602,565	42,102,885

Dilutive effect of options and warrants	-	2,178,818	-	3,146,011

Weighted average shares outstanding, diluted	43,602,565	45,321,130	43,602,565	45,248,896

Net (loss) income per share, basic	$(0.02)	$0.05	$(0.05)	$0.03

Net (loss) income per share, diluted	$(0.02)	$0.05	$(0.05)	$0.02

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net (loss) income per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Warrants to purchase common shares	9,362,076	2,970,826	9,362,076	2,970,826
Options to purchase common shares	4,098,000	1,883,000	4,098,000	983,000
Total potentially dilutive securities	13,460,076	4,853,826	13,460,076	3,953,826

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – MINERAL ASSETS equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of June 30, 2023 include: The San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of June 30, 2023 include Hansen, North Hansen and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, and Wyoming. All of the mining assets represent properties which have previously been mined, to different degrees, for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mineral properties and equipment, net and kinetic separation intellectual property are:

	As of June 30, 2023	As of December 31, 2022
Mineral properties and equipment, net	$14,420,318	$12,798,904
Kinetic separation intellectual property	$9,488,051	$9,488,051

Mineral Properties and Equipment

During the six months ended June 30, 2023 and 2022, Western made purchases of $1,718,751 and $635,876, which principally consisted of mining equipment and vehicles, to increase mining capacity and mineral processing facility property acquisitions. During the three months ended June 30, 2023 and 2022, depreciation expense was $53,719 and $0, which was included in mining expenditures and in general and administrative on the Company’s condensed interim consolidated statements of operations and other comprehensive loss, respectively. During the six months ended June 30, 2023 and 2022, depreciation expense was $97,337 and $5,908, which was included in mining expenditures and in general and administrative on the Company’s condensed interim consolidated statements of operations and other comprehensive loss, respectively.

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

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

During the three months ended June 30, 2023 and 2022, the Company recognized aggregate revenue of $102,789 and $123,037, respectively, and for the six months ended June 30, 2023 and 2022, the Company recognized aggregate revenue of $268,764 and $279,263, respectively, under these oil and gas lease arrangements.

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties to be $751,424 and $751,405 as of June 30, 2023 and December 31, 2022, respectively. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of June 30, 2023 and December 31, 2022 were $305,820 and $300,276, respectively. The gross reclamation liabilities as of June 30, 2023 and December 31, 2022 are secured by financial warranties in the amount of $751,424 and $751,405, respectively.

Reclamation liability activity for the six months ended June 30, 2023 and 2022 consists of:

	For the Six Months Ended June 30,
	2023	2022
Beginning balance at January 1	$300,276	$271,620
Accretion	5,544	19,862
Ending Balance at June 30	$305,820	$291,482

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of
	June 30, 2023	December 31, 2022
Trade accounts payable	$498,326	$403,705
Accrued liabilities	163,901	147,910
Total accounts payable and accrued liabilities	$662,227	$551,615

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to ratably receive such dividends, if any, as may be declared by the board of directors, out of legally available funds. Upon the liquidation, dissolution, or winding down of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of June 30, 2023 and December 31, 2022, an unlimited number of common shares were authorized for issuance.

Warrant Exercises

There were no warrant exercises during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, an aggregate of 1,477,743 and 1,745,947 warrants were exercised for total gross proceeds of $1,989,427 and $2,331,277, respectively.

Incentive Stock Option Plan

The Company maintains an Incentive Stock Option Plan (the “Plan”) that permits the granting of stock options as incentive compensation. Shareholders of the Company approved the Plan on June 30, 2008 and amendments to the Plan on June 20, 2013. The board of directors approved additional changes to the Plan on September 12, 2015. On October 1, 2021, the Company further amended the Plan. On May 24, 2023, the Board of Directors approved and on June 29, 2023 the shareholders approved an amendment to the Plan.

The purpose of the Plan is to attract, retain, and motivate directors, management, staff, and consultants by providing them with the opportunity, through stock options, to acquire a proprietary interest in the Company and benefit from its growth.

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of June 30, 2023, a total of 43,602,565 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 4,360,256.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 7 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Shareholder Rights Plan

On May 24, 2023, the Company adopted and on June 29, 2023, the shareholders approved a shareholder rights plan, which is designed to ensure the fair treatment of shareholders in connection with any take-over bid for the Company and to provide the Board of Directors and shareholders with sufficient time to fully consider any unsolicited takeover bid (the “Shareholder Rights Plan”). The Shareholder Rights Plan also provides the Board of Directors with time to pursue, if appropriate, other alternatives to maximize shareholder value in the event of a takeover bid.

Pursuant to the terms of the Shareholder Rights Plan subject to a triggering event as defined in the Shareholder Rights Plan and as determined by the Board of Directors, rights (the “Rights”) will be issued to holders of Common Shares at a rate of one Right for each Share outstanding.

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Weighted Average Grant Date Fair Value	Intrinsic Value
Outstanding – January 1, 2023	4,306,334	$1.24	3.35	$0.61	$60,965
Granted	-	-	-	-
Expired	(208,334)	1.21	-	0.17
Exercised	-	-	-	-	-
Outstanding – June 30, 2023	4,098,000	$1.26	3.02	$0.65	$9,447
Exercisable – June 30, 2023	4,098,000	$1.26	3.02	$0.65	$9,447

The Company’s stock-based compensation expense related to stock options for the three months ended June 30, 2023 was $98,158, of which $16,087 and $82,071 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense related to stock options for the three months ended June 30, 2022 was $251,074, which was included in general and administrative expenses on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense related to stock options for the six months ended June 30, 2023 was $350,900, of which $57,417 and $293,483 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense related to stock options for the six months ended June 30, 2022 was $753,219, which was included in general and administrative expenses on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. As of June 30, 2023, there was no unamortized stock option expense.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 7 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding – January 1, 2023	9,362,076	$1.19	1.43	$27,227
Issued	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding – June 30, 2023	9,362,076	$1.22	0.93	$12,779
Exercisable – June 30, 2023	9,362,076	$1.22	0.93	$12,779

Note 8 – Mining Expenditures

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Mining costs	$344,983	$92,045	$621,122	$351,915
Permits	26,732	28,390	54,678	56,157
Labor and related benefits	284,388	-	583,254	-
Royalties	442	2,153	2,595	3,554
Total mining expenses	$656,545	$122,588	$1,261,649	$411,626

NOTE 9 – Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $333,211 as of June 30, 2023) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $333,211 and $340,252 as of June 30, 2023 and December 31, 2022, respectively.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the Company’s rental of office, workshop, warehouse and employee housing facilities. The Company incurred rent expense of $17,925 and $13,125 in connection with these arrangement for the three months ended June 30, 2023 and 2022, respectively. The Company incurred rent expense of $35,850 and $25,323 in connection with these arrangement for the six months ended June 30, 2023 and 2022, respectively.

In May 2023, the Company purchased mining equipment from Silver Hawk Ltd. for $22,000.

The Company also owed Mr. Glasier reimbursable expenses in the amount of $50,010 and $87,221 as of June 30, 2023 and December 31, 2022, respectively, which are recorded in accounts payable and accrued liabilities.

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

The following discussion should be read in conjunction with our condensed interim consolidated financial statements and footnotes thereto contained in this quarterly report.

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

In January 2023, Mallard was acquired by Bison.

During the three months ended June 30, 2023 and 2022, we recognized aggregate revenue of $102,789 and $123,037, respectively, and for the six months ended June 30, 2023 and 2022, we recognized aggregate revenue of $268,764 and $279,263, respectively, under these oil and gas lease arrangements.

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

At the end of March 2022, the mining contractor engaged by Western decided to retire from contract mining operations. Thereafter, Western began the acquisition of a full complement of mining equipment and personnel to take over mining operations. Western’s transition from employing a mining contractor to building an in-house mining operation has now been completed. Since this transition began in spring 2022, additional employees have been hired to support mining operations and mining equipment and vehicles have been acquired to support deployment of two (2) fully equipped mining teams. The equipment has been prepared for operations and readied for deployment; site infrastructure upgrades have been finished. In early 2023, the mines were reopened for ventilation and infrastructure upgrades. Mining operations restarted in April 2023 and initially focused on additional development of the GMG Ore Body, where high-grade uranium ore was continuously intersected. Western’s in-house mining team has continued to drive this drift and calculates less than 30 feet remaining before reaching the target ore hole. The GMG Ore Body is now ready for full-scale production. As a result of the encouraging results to date, the in-house mining crew has expanded its underground drilling capability with the purchase of a drill rated for a distance of over 2,500 feet. Underground exploration drilling will explore areas of the SMC project site that were never drilled due to the mountainous terrain limiting surface exploration drilling. The current exploration focus is on the definition of additional production zones.

Stockpiled Ore Inventory

From December 2021 to March 2022, 3,140 tons of uranium/vanadium ore was mined from the Sunday Mine Complex. The mining contractor calculated uranium grades based upon scintillometer sampling of each 10-ton truckload and vanadium quantities were derived by applying the 6:1 historical ratio. The estimated stockpiled ore inventory is 50,289 pounds of uranium and 301,736 pounds of vanadium. The value of this stockpile is not reflected as an asset on the balance sheet as the costs to produce the stockpiled ore inventory was expensed in accordance with Regulation SK-1300.

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

The Russian invasion of Ukraine has fast tracked the Uranium Reserve Program. On May 5, 2022, the U.S. Secretary of Energy Jennifer Granholm testified before the Senate Committee on Energy and Natural Resources that the DoE “would make direct purchases of domestically mined and converted uranium this calendar year to establish a strategic uranium reserve”. Secretary Granholm’s comments make clear that the U.S. is thinking larger. Granholm stated that “We should not be sending any money to Russia for any American energy or for any other reason,” and “if we move away from Russia right away, we want to make sure we have the ability to continue to keep the fleet afloat." To accomplish this she further disclosed that the DoE is “developing a full-on uranium strategy that’s going through the interagency process.”

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

Nuclear Fuel and Uranium Effect from the Russian Invasion of Ukraine

The start of the Russia/Ukraine war created extraordinary volatility in uranium markets during the first half of 2022. At the peak, the spot price was at an 11 year high. Prior to the invasion on February 24, 2022, uranium spot prices were in the $43 per pound range and rose to slightly over $63 per pound by April 2022; an increase of ~$20 per pound. Later in May 2022 and June 2022, the spot price receded to $45 levels, before recovering to the $50 +/- per pound price level from September 2022 to March 2023. Following this range bound period, in 2Q2023 the spot uranium price rallied to the $56 per pound price level in June/July 2023.

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

During this past quarter, there was significant legislative progress favorable to increasing domestic uranium and nuclear fuel production in the United States. Before the U.S. Senate went on summer recess, an amendment to establish a Nuclear Fuel Security Program was added to the National Defense Authorization Act (NDAA) on a 96-3 vote. This amendment requires the Secretary of Energy to establish a Nuclear Fuel Security Program, expand the American Assured Fuel Supply Program, establish a High-Assay Low-Enriched Uranium (HALEU) for Advanced Nuclear Reactor Demonstration Projects Program, submit a report on a civil nuclear credit program, and to enhance programs to build workforce capacity to meet mission critical needs of the Department of Energy. In May 2023, the House Energy and Commerce Committee advanced a bill titled Prohibiting Russian Uranium Imports Act. The purpose and intent of the proposed legislation is to begin banning Russian uranium 90 days after its enactment; subject to conditional Department of Energy waivers. Those waivers include scenarios where no alternate source of low-enriched uranium is available to keep a U.S. nuclear reactor in operation or that importing Russian uranium is in the national interest. Both pieces of legislation seek to replace Russian uranium in U.S. civilian nuclear reactors with domestic production.

We believe the shift away from Russia/Rosatom will be a major catalyst in the realignment of nuclear fuel markets which will benefit western producers. As a result, we continue to accelerate the advancement of our operational strategy in anticipation of increasing uranium price levels that will reward near-term scaled-up ore production.

Nuclear Fuel Fundamentals Disconnected from Capital Markets

During the first half of 2023, the spot uranium price increased +$8.42 to $56.10 and the long-term uranium price increased $4.00 to $56.00. This followed 2022 where long-term prices increased from $42.75 to $52.00 and a price surge for conversion and enrichment services. However, uranium equities were flat to down during the first half of 2023, which in our opinion was due to macroeconomic general market factors. The events of 2022 have set in motion uranium market and nuclear fuel opportunities for the next decade and beyond. There are positive catalysts across multiple levels of the nuclear fuel and uranium markets. Underlying fundamentals are the strongest in decades. This is attributable to multiple factors, including climate change, energy security, supply chain and energy scarcity initiatives. The supply/demand imbalance has flipped from a market with excess supply into a market with excess future demand. With the reduced availability of secondary supplies, utilities have begun adding multi-year contracts with mining companies for primary supply. The drivers expanding the demand for nuclear fuel include non-nuclear nations adding nuclear power generation, nuclear nations expanding fleets and/or extending lives of existing reactors, idled nuclear reactors being redeployed, the reversal of phase-outs and shutdowns, and the deployment of advanced reactors / SMRs. However, the challenge is in meeting increasing demand simultaneously with supply constraints from the world’s largest suppliers. We believe future uranium equity prices will reflect the underlying positive fundamentals in the nuclear/uranium sector after general market conditions improve.

Positive nuclear energy news has continued to highlight the global growth of future nuclear electricity generation which will drive increased nuclear fuel demand. In terms of future supply, utility contracting has continued into 2023, and some uranium mining companies are moving toward restarting production. However, due to the lead time needed for future uranium production, we are entering a phase where the supply-demand fundamentals are in a deep multi-year structural supply deficit. The future is not clear as we believe that most miners are waiting for higher price levels before making start-up commitments and utilities are waiting to understand how regulations and geopolitics will modify their future access to Russian uranium and conversion and enrichment services.

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

In late July 2023, soldiers of Niger’s presidential guard deposed from power President Mohamed Bazoum; and replaced him with a military junta. This is significant because the new government is opposed to Western interests and has escalated anti-French rhetoric, while seeking support from Russia and its Wagner mercenary group. Uranium is Niger’s main export and this small West African country holds the 7th largest uranium resource in the world and was producing about 5% of global production. Orano, the French state-backed nuclear energy company has significant operations in the country that were impacted by the newly imposed suspension of uranium exports to France. This conflict also has the potential to impact future global uranium supply. Multiple uranium mine development projects in the country continue to proceed despite the evacuation of many foreign nationals. Re-establishing political stability is likely a prerequisite to these companies receiving the funding packages needed to cover the significant development costs of their respective projects.

Sprott Physical Uranium Trust

The Sprott Physical Uranium Trust (U.UN) (the “Trust”) took over the former Uranium Participation Corp. (U.TO) and launched an at-the-market program (ATM) on August 17, 2021 to raise capital for the closed-ended trust. Since the inception of the ATM program, the Trust has bought significant quantities of uranium causing spot prices to increase. In the first year after the Trust initiated its ATM program, over 39 million pounds of uranium were purchased. Subsequently, additional physical uranium funds have been launched in Kazakhstan and Switzerland. Notably, Kazatomprom, the world’s largest uranium producer, is both an investor and uranium supplier to the new physical uranium fund launched in Kazakhstan.

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

During the current quarter, the Utah mill site in the Green River Industrial Park has been upsized through the addition of adjacent land. This allows the future scale of operation to be increased beyond the initial planned annual production of two million pounds of uranium and six to eight million pounds of vanadium. Maverick Strategic Minerals Corp., a wholly owned subsidiary of Western, was formed as an operating entity for the purpose of developing, building, owning and operating the mineral processing facility. The selection process for engineering, environmental, and permitting contractors is ongoing and Western is close to making final appointments.

Results of Operations

The following table presents the Company’s financial results for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$102,789	$7,346,646	$268,764	$7,502,872
Cost of revenues	-	4,044,083	-	4,044,083
Gross profit	102,789	3,302,563	268,764	3,458,789

Expenses
Mining expenditures	656,545	122,588	1,261,649	411,626
Professional fees	171,834	212,459	258,930	348,519
General and administrative	405,754	655,757	1,019,119	1,518,819
Consulting fees	-	20,307	737	59,819
Total operating expenses	1,234,133	1,011,111	2,540,435	2,338,783

Operating (loss)/profit	(1,131,344)	2,291,452	(2,271,671)	1,120,006

Accretion and interest (income) expense, net	(52,185)	15,902	(87,481)	18,059
Other income	(2,500)	(4,000)	(4,000)	(4,000)

Net (loss)/income	(1,076,659)	2,279,550	(2,180,190)	1,105,947

Other Comprehensive (loss)/income
Foreign exchange gain/(loss)	51,876	(220,788)	58,190	(164,127)

Comprehensive (loss)/income	$(1,024,783)	$2,058,762	$(2,122,000)	$941,820

Three Months Ended June 30, 2023 as Compared to the Three Months Ended June 30, 2022

Summary:

Our consolidated net loss for the three months ended June 30, 2023 was $1,076,659 or $0.02 per share and consolidated net income for the three months ended June 30, 2022 was $2,279,550 or $0.05 per basic and diluted share. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the three months ended June 30, 2023 was $1,024,783 and comprehensive income for the three months ended June 30, 2022 was $2,058,762.

Revenue

Our revenue for the three months ended June 30, 2023 and 2022 was $102,789 and $7,346,646, respectively. The decrease in revenue was primarily related to the revenue recognized for a uranium concentrate delivery/sale where we delivered 125,000 lbs of uranium concentrate from our prepaid uranium concentrate inventory during the three months ended June 30, 2022. There was not a corresponding uranium concentrate delivery/sale during the three months ended June 30, 2023.

Cost of Revenue

Cost of revenue was $0 for the three months ended June 30, 2023 as compared to $4,044,083 for the three months ended June 30, 2022. This decrease was a result of recording the cost of the uranium concentrate that was sold and delivered during the second quarter of 2022.

Mining Expenditures

Mining expenditures for the three months ended June 30, 2023 were $656,545 as compared to $122,588 for the three months ended June 30, 2022. The increase in mining expenditures of $533,957 was principally attributable to scaling up mining activities at the Company’s Sunday Mine Complex. Cost increases were attributable to the hiring of additional mining personnel, increases in the maintenance and depreciation of mining equipment and vehicles, and increased utilization of mining services and supplies.

Professional Fees

Professional fees for the three months ended June 30, 2023 were $171,834 as compared to $212,459 for the three months ended June 30, 2022. The decrease in professional fees of $40,625, or 19% was primarily due to a $46,845 decrease in legal fees.

General and Administrative

General and administrative expenses for the three months ended June 30, 2023 were $405,754 as compared to $655,757 for the three months ended June 30, 2022. The decrease in general and administrative expense of $250,003, or 38% was primarily due to decreases of $169,003 in stock-based compensation expense, $31,574 in investor relations expenditures and $25,806 in labor and related benefits.

Consulting Fees

Consulting fees for the three months ended June 30, 2023 were $0 as compared to $20,307 for three months ended June 30, 2022. The decrease in consulting fees was principally due to the decreased use of consultants due to the increased use of the Company’s expanded in-house staff.

Accretion and Interest (Income) Expense, net

Accretion and interest (income) expense, net for the three months ended June 30, 2023 was income of $52,185 as compared to expense of $15,902 for the three months ended June 30, 2022. The change was principally attributable to investment interest earned on a higher level of invested cash balances during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Foreign Exchange Gain/(Loss)

Foreign exchange gain for the three months ended June 30, 2023 was a gain of $51,876, as compared to a loss of $220,788 for the three months ended June 30, 2022. The change in foreign exchange is primarily due to the strengthening of the USD against the CAD.

Six Months Ended June 30, 2023 as Compared to the Six Months Ended June 30, 2022

Summary:

Our consolidated net loss for the six months ended June 30, 2023 was $2,180,190 or $0.05 per share and consolidated net income was $1,105,947 or $0.03 and $0.02 per basic and diluted share for the six months ended June 30, 2022, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the six months ended June 30, 2023 was $2,122,000 and comprehensive income was $941,820 for the six months ended June 30, 2022.

Revenue

Our revenue for the six months ended June 30, 2023 and 2022 was $268,764 and $7,502,872, respectively. The decrease in revenue of $7,234,108 was primarily related to the revenue recognized in the 2022 period for a uranium concentrate delivery/sale under our supply contract where we delivered 125,000 lbs of uranium concentrate from our prepaid uranium concentrate inventory. There was not a corresponding uranium concentrate delivery/sale during the current period.

Cost of Revenue

Cost of revenue was $0 for the six months ended June 30, 2023 as compared to $4,044,083 for the six months ended June 30, 2022. This decrease was a result of recording the cost of the uranium concentrate that was sold and delivered during the second quarter of 2022.

Mining Expenditures

Mining expenditures for the six months ended June 30, 2023 were $1,261,649 as compared to $411,626 for the six months ended June 30, 2022. The increase in mining expenditures of $850,023 was principally attributable to scaling up mining activities at the Company’s Sunday Mine Complex. Cost increases were attributable to the hiring of additional mining personnel, increases in the maintenance and depreciation of mining equipment and vehicles, and increased utilization of mining services and supplies.

Professional Fees

Professional fees for the six months ended June 30, 2023 were $258,930 as compared to $348,519 for the six months ended June 30, 2022. The decrease in professional fees of $89,589, or 26% was primarily due to a decrease of $90,662 in legal fees.

General and Administrative

General and administrative expenses for the six months ended June 30, 2023 were $1,019,119 as compared to $1,518,819 for the six months ended June 30, 2022. The decrease in general and administrative expense of $499,700, or 33% is primarily due to a $459,736 decrease in stock-based compensation expense and a $27,090 decrease in investor relations expenditures.

Consulting Fees

Consulting fees for the six months ended June 30, 2023 were $737 as compared to $59,819 for the six months ended June 30, 2022. The decrease in consulting fees of $59,082 was principally due to the decreased use of consultants due to the increased use of the Company’s expanded in-house staff.

Accretion and Interest (Income) Expense, net

Accretion and interest (income) expense, net for the six months ended June 30, 2023 was income of $87,481 as compared to expense of $18,059 for the six months ended June 30, 2022. The change was principally attributable to investment interest earned on higher level of invested cash balances during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Foreign Exchange Gain/(Loss)

Foreign exchange gain for the six months ended June 30, 2023 was a gain of $58,190, as compared to a loss of $164,127 for the six months ended June 30, 2022. The change in foreign exchange is primarily due to the strengthening of the USD against the CAD.

Liquidity and Capital Resources

The Company’s cash and restricted cash balance as of June 30, 2023 was $7,347,608. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public company reporting responsibilities. Management believes that in order to finance the development of the mining properties and Kinetic Separation, to secure regulatory licenses and to construct a conventional mill for the processing of uranium and vanadium, the Company will be required to raise additional capital by way of debt and/or equity. Western will also require additional working capital to continue to scale-up its mining operations at the Sunday Mine Complex. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash (used in) provided by operating activities

Net cash used in operating activities was $1,425,369 for the six months ended June 30, 2023, as compared with $5,820,748 provided by operating activities for the six months ended June 30, 2022. The $7,246,117 reduction in cash generated by operating activities was principally due to the net income from the sale of $7,233,609 related to the delivery of the uranium during the six months ended June 30, 2022. There was not a corresponding uranium concentrate delivery/sale during the current period.

Net cash used in investing activities

Net cash used in investing activities was $1,718,751 for the six months ended June 30, 2023, as compared with $635,876 for the six months ended June 30, 2022. The increase in cash used in investing activities of $1,082,875 was due principally to the purchase of additional mining equipment and vehicles, to increase mining capacity, and mineral processing facility property acquisitions.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2023 and 2022 was $0 and $5,343,155, respectively. There were no financing activities during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, when we completed a private placement representing aggregate net proceeds of $3,011,878 and received $2,331,277 from the exercise of warrants. There were no corresponding capital markets activities during the current period.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties to be $751,424 and $751,405 as of June 30, 2023 and December 31, 2022, respectively. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of June 30, 2023 and December 31, 2022 were $305,820 and $300,276, respectively. The gross reclamation liabilities as of June 30, 2023 and December 31, 2022 are secured by financial warranties in the amount of $751,424 and $751,405, respectively.

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

Under the oil and gas lease and easement arrangements, during the three months ended June 30, 2023 and 2022, the Company recognized aggregate revenue of $102,789 and $123,037, and for the six months ended June 30, 2023 and 2022, the Company recognized aggregate revenue of $268,764 and $279,263, respectively, under these oil and gas lease arrangements.

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $333,211 as of June 30, 2023) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $333,211 and $340,252 as of June 30, 2023 and December 31 2022, respectively.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the Company’s rental of office, workshop, warehouse and employee housing facilities The Company incurred rent expense of $17,925 and $13,125 in connection with these arrangement for the three months ended June 30, 2023 and 2022, respectively. The Company incurred rent expense of $35,850 and $25,323 in connection with these arrangement for the six months ended June 30, 2023 and 2022, respectively.

In May 2023, the Company purchased mining equipment from Silver Hawk Ltd. for $22,000.

The Company is obligated to pay Mr. Glasier for reimbursable expenses in the amount of $50,010 and $87,221 as of June 30, 2023 and December 31 2022, respectively.

Going Concern

With the exception of the quarter ended June 30, 2022, we incurred losses from our operations and as of June 30, 2023, the Company had an accumulated deficit of $16,055,453 and working capital of $6,174,933.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes, the sale of its common shares and from limited revenue sources. During the three and six months ended June 30, 2023, the Company received oil and gas royalty and lease revenues of $102,789 and $268,764, respectively. During the three months ended June 30, 2022, we realized revenue of $7.2 million and corresponding costs of $4.0 million in connection with a single sale of uranium concentrate.

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

There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned product development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern to sustain operations for at least one year from the issuance of the accompanying financial statements. The accompanying condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off Balance Sheet Arrangements

As of June 30, 2023, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

Critical Accounting Estimates and Policies

The preparation of these condensed interim consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed interim consolidated financial statements and reported amounts of expenses during the reporting period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023, due to the failure to report disclosures on a timely basis.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of June 30, 2023, the ultimate disposition of which would have a material adverse effect on our condensed interim consolidated financial position, results of operations, or cash flows.

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

We expect to generate operating losses for the next several years as we incur expenses to scale up mining at our Sunday Mine Complex. During the three and six months ended June 30, 2023, we generated a net loss of $1,076,659 and $2,180,190, respectively. As of June 30, 2023, we had an accumulated deficit of $16,055,453 and working capital of $6,174,933.

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

As more fully described under “Liquidity and Capital Resources” of Item 2. “Management’s Discussion and Analysis of Financial Condition and Result of Operations”, we have a history of significant negative cash flows and net losses, with an accumulated deficit balance of $16.1 million and $13.9 million at June 30, 2023 and December 31, 2022, respectively. We have been reliant on royalty revenues and equity financings from the sale of our common shares in order to fund our operations. We do not expect to achieve profitability or develop positive cash flows from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flows and net losses to date, it may be difficult to evaluate our future performance.

At June 30, 2023 and December 31, 2022, we had working capital of $6,174,933 and $9,568,963, respectively. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing. However, there is no assurance that we will be successful in securing any form of additional financing in the future; therefore, substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable the Company to continue its operations over the next twelve months. The condensed interim consolidated financial statements for the three and six months ended June 30, 2023 were prepared assuming that the Company would continue as a going concern. These condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely condensed interim consolidated financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate condensed interim consolidated financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls, which the company does each year. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common shares.

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

We had $7,347,608 in cash at June 30, 2023. There can be no assurance that we will be able to obtain additional capital after we exhaust our current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing shareholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. Western went into active mining operations at the Sunday Mine Complex during 2021. During the quarter ended June 30, 2023, Mine Safety and Health Administration (MSHA) mine inspections have not yielded any disclosures required by Section 1503(a) of the Dodd-Frank Act.”

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1 *	Certificate of Incorporation, as amended
3.2 *	Amended and Restated Bylaws
4.1	Shareholder Rights Plan Agreement, as of May 24, 2023
10.1	Incentive Stock Option Plan, as amended on May 24, 2023
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed as an exhibit to the Company’s Form 10 registration statement filed on April 29, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM & VANADIUM CORP.

Date: August 17, 2023	By:	/s/ George Glasier
Chief Executive Officer and President

Date: August 17, 2023	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer