Form 10-Q
period 2023-09-30
Western Uranium & Vanadium Corp.
filed 2023-11-20
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 17, 2023, 44,276,811 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in USD)

(Unaudited)

	As of
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$5,810,969	$9,682,133
Restricted cash, current portion	75,075	75,057
Prepaid expenses	180,752	254,105
Marketable securities	423	612
Other current assets	115,284	227,588
Total current assets	6,182,503	10,239,495

Restricted cash, net of current portion	676,369	676,348
Mineral properties and equipment, net	14,509,864	12,798,904
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$30,856,787	$33,202,798

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$577,948	$551,615
Reclamation liability, current portion	75,057	75,057
Deferred revenue, current portion	-	43,860
Total current liabilities	653,005	670,532

Reclamation liability, net of current portion	238,575	225,219
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	321,399	340,252

Total liabilities	3,921,866	3,944,890

Commitments and Contingencies (Note 6)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 44,258,871 and 43,602,871 shares issued as of September 30, 2023 and December 31, 2022, respectively, and 44,258,565 and 43,602,565 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	44,296,832	43,394,303
Treasury shares, 306 shares held in treasury as of September 30, 2023 and December 31, 2022	-	-
Accumulated deficit	(17,115,495)	(13,875,263)
Accumulated other comprehensive loss	(246,416)	(261,132)
Total shareholders’ equity	26,934,921	29,257,908
Total liabilities and shareholders’ equity	$30,856,787	$33,202,798

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$89,144	$108,547	$357,908	$7,611,419
Cost of revenues	-	-	-	4,044,083
Gross profit	89,144	108,547	357,908	3,567,336

Expenses
Mining expenditures	730,854	204,520	1,992,503	616,146
Professional fees	44,382	97,077	303,312	445,596
General and administrative	365,197	351,928	1,384,316	1,870,747
Consulting fees	48,251	18,346	48,988	78,165
Total operating expenses	1,188,684	671,871	3,729,119	3,010,654

Operating (loss)/profit	(1,099,540)	(563,324)	(3,371,211)	556,682

Accretion and interest (income) expense, net	(39,498)	(35,799)	(126,979)	(17,740)
Other income	-	-	(4,000)	(4,000)

Net (loss)/income	(1,060,042)	(527,525)	(3,240,232)	578,422

Other comprehensive (loss)/income
Foreign exchange (loss)/gain	(43,474)	(148,365)	14,716	(312,492)

Comprehensive (loss)/income	$(1,103,516)	$(675,890)	$(3,225,516)	$265,930

Net (loss)/income per share - basic	$(0.02)	$(0.01)	$(0.07)	$0.01

Net (loss)/income per share - diluted	$(0.02)	$(0.01)	$(0.07)	$0.01

Weighted average shares outstanding - basic	43,609,774	43,514,832	43,604,977	42,536,893

Weighted average shares outstanding - diluted	43,609,774	43,514,832	43,604,977	43,547,377

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

(Unaudited)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive (Loss)
	Shares	Amount	Shares	Amount	Deficit	Income	Total

Balance as of January 1, 2023	43,602,565	$43,394,303	306	$-	$(13,875,263)	$(261,132)	$29,257,908

Foreign exchange gain	-	-	-	-	-	6,314	6,314
Stock based compensation - stock options	-	252,742	-	-	-	-	252,742
Net loss	-	-	-	-	(1,103,531)	-	(1,103,531)
Balance as of March 31, 2023	43,602,565	$43,647,045	306	$-	$(14,978,794)	$(254,818)	$28,413,433

Foreign exchange gain	-	-	-	-	-	51,876	51,876
Stock based compensation - stock options	-	98,158	-	-	-	-	98,158
Net loss	-	-	-	-	(1,076,659)	-	(1,076,659)
Balance as of June 30, 2023	43,602,565	$43,745,203	306	$-	$(16,055,453)	$(202,942)	$27,486,808

Foreign exchange loss	-	-	-	-	-	(43,474)	(43,474)
Proceeds from exercise of warrants	656,000	551,629	-	-	-	-	551,629
Net loss	-	-	-	-	(1,060,042)	-	(1,060,042)
Balance as of September 30, 2023	44,258,565	$44,296,832	306	$-	$(17,115,495)	$(246,416)	$26,934,921

Balance as of January 1, 2022	39,073,122	$36,195,510	306	$-	$(13,161,496)	$63,478	$23,097,492

Private placement - January 20, 2022, net of offering costs	2,495,575	3,011,878	-	-	-	-	3,011,878
Proceeds from exercise of warrants	268,204	341,850	-	-	-	-	341,850
Stock based compensation - stock options	-	502,145	-	-	-	-	502,145
Foreign exchange gain	-	-	-	-	-	56,661	56,661
Net loss	-	-	-	-	(1,173,603)	-	(1,173,603)
Balance as of March 31, 2022	41,836,901	$40,051,383	306	$-	$(14,335,099)	$120,139	$25,836,423

Proceeds from exercise of warrants	1,477,743	1,989,427	-	-	-	-	1,989,427
Stock based compensation - stock options	-	251,074	-	-	-	-	251,074
Foreign exchange loss	-	-	-	-	-	(220,788)	(220,788)
Net income	-	-	-	-	2,279,550	-	2,279,550
Balance as of June 30, 2022	43,314,644	$42,291,884	306	$-	$(12,055,549)	$(100,649)	$30,135,686

Proceeds from exercise of warrants	274,404	289,118	-	-	-	-	289,118
Foreign exchange loss	-	-	-	-	-	(148,365)	(148,365)
Net income	-	-	-	-	(527,525)	-	(527,525)
Balance as of September 30, 2022	43,589,048	$42,581,002	306	$-	$(12,583,074)	$(249,014)	$29,748,914

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows (Used In) Provided By Operating Activities:
Net (loss)/income	$(3,240,232)	$578,422
Reconciliation of net (loss)/income to cash (used in) provided by operating activities:
Depreciation	163,223	19,468
Accretion of reclamation liability	9,321	25,890
Stock based compensation	350,900	753,219
Change in marketable securities	189	1,192
Change in operating assets and liabilities:
Prepaid uranium concentrate inventory	-	4,085,723
Prepaid expenses and other current assets	185,657	73,132
Accounts payable and accrued liabilities	26,333	(126,664)
Subscription payable	-	(146,177)
Reclamation liability	4,035	-
Deferred revenue	(43,860)	(48,465)
Contingent consideration	(18,853)	(41,194)
Net cash (used in) provided by operating activities	(2,563,287)	5,174,546

Cash Flows Used In Investing Activities
Purchase of mineral properties and equipment	(1,874,183)	(895,400)
Net cash used in investing activities	(1,874,183)	(895,400)

Cash Flows Provided By Financing Activities
Proceeds from Private Placement - January 20, 2022	-	3,011,878
Proceeds from warrant exercises	551,629	2,620,395
Net cash provided by financing activities	551,629	5,632,273

Effect of foreign exchange rate on cash	14,716	(312,492)

Net (decrease) increase in cash and restricted cash	(3,871,125)	9,598,927

Cash and restricted cash - beginning	10,433,538	1,621,267

Cash and restricted cash - ending	$6,562,413	$11,220,194

Cash	$5,810,969	$10,468,789
Restricted cash, current portion	75,075	75,057
Restricted cash, noncurrent	676,369	676,348
Total	$6,562,413	$11,220,194

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 1 – BUSINESS

Nature of operations

Western Uranium & Vanadium Corp. (“Western” or the “Company”) was incorporated in December 2006 under the Ontario Business Corporations Act. On November 20, 2014, the Company completed a listing process on the Canadian Securities Exchange (“CSE”). As part of that process, the Company acquired 100% of the members’ interests of Pinon Ridge Mining LLC (“PRM”), a Delaware limited liability company. The transaction constituted a reverse takeover (“RTO”) of Western by PRM. Subsequent to obtaining appropriate shareholder approvals, the Company reconstituted its Board of Directors and senior management team. Western is a Canadian domestic issuer and Canadian reporting issuer.

The Company’s registered office is located at 330 Bay Street, Suite 1400, Toronto, Ontario, Canada, M5H 2S8, and its common shares are listed on the CSE under the symbol “WUC.” On April 22, 2016, the Company’s common shares began trading on the OTC Pink Open Market, and on May 23, 2016, the Company’s common shares were approved for trading on the OTCQX Best Market under the symbol “WSTRF”. The Company’s principal business activity is the acquisition and development of uranium and vanadium resource properties in the states of Utah and Colorado in the United States of America (“United States”).

On September 16, 2015, Western completed its acquisition of Black Range Minerals Limited (“Black Range”). Under United States Securities and Exchange Commission (“Commission”) rules, this transaction triggered the Company being deemed a United States domestic issuer and losing its foreign private issuer exemption. On April 29, 2016, the Company filed a Form 10 registration statement with the Commission after converting its basis of accounting from International Financial Reporting Standards (“IFRS”) to generally accepted accounting principles in the United States (“U.S. GAAP”). On June 28, 2016, the Company’s registration statement became effective and Western became a United States reporting issuer.

On June 30, 2023, Western re-qualified as a foreign private issuer as that term is defined in Rule 3b-4(c) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). As a result, the Company may now utilize certain accommodations made to foreign private issuers, including (1) an exemption from complying with the Commission’s proxy rules, (2) an exemption from the Company’s insiders having to comply with the reporting and short-swing trading liability provisions of Section 16 under the Exchange Act, (3) the ability to make periodic filings with the Commission on the Form 20-F and Form 6-K foreign issuer forms, and (4) the ability to offer and sell unrestricted securities outside of the United States pursuant to Rule 903 of Regulation S. The Company plans to take advantage of these accommodations. However, the Company currently has decided to voluntarily continue to file periodic reports with the Commission using domestic issuer forms including filing annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Note 2 – Liquidity and going concern

With the exception of the quarter ended June 30, 2022, the Company has incurred losses from its operations. During the three and nine months ended September 30, 2023, the Company generated a comprehensive loss of $1,103,516 and $3,225,516, respectively. The Company expects to generate operating losses for the foreseeable future as it incurs expenses to bring its mineral processing facility online and further expand mining operations. As of September 30, 2023, the Company had an accumulated deficit of $17,115,495 and working capital of $5,529,498.

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

(Stated in USD)

(Unaudited)

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. However, in the opinion of management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these condensed interim consolidated financial statements. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2022, as filed with the SEC on April 17, 2023. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 notwithstanding its foreign private issuer status. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2023.

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

Fair Values of Financial Instruments

The carrying amounts of cash, restricted cash, accounts payable, contingent consideration and accrued liabilities approximate their fair value due to the short-term nature of these instruments. Marketable securities are adjusted to fair value at each balance sheet date based on quoted prices which are considered level 1 inputs. The Company’s operating and financing activities are conducted primarily in Canadian dollars, and as a result, the Company is subject to exposure to market risks from changes in foreign currency rates. The Company is exposed to credit risk through its cash and restricted cash but mitigates this risk by keeping these deposits at major financial institutions.

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

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of September 30, 2023	$423	$-	$-

Marketable securities as of December 31, 2022	$612	$-	$-

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(1,060,042)	$(527,525)	$(3,240,232)	$578,422

Denominator:
Weighted average shares outstanding, basic	43,609,774	43,514,832	43,604,977	42,536,893

Dilutive effect of options and warrants	-	-	-	1,010,484

Weighted average shares outstanding, diluted	43,609,774	43,514,832	43,604,977	43,547,377

Net (loss) income per share, basic	$(0.02)	$(0.01)	$(0.07)	$0.01

Net (loss) income per share, diluted	$(0.02)	$(0.01)	$(0.07)	$0.01

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net (loss) income per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Warrants to purchase common shares	8,706,076	9,362,076	8,706,076	2,970,826
Options to purchase common shares	3,770,334	3,108,000	3,770,334	983,000
Total potentially dilutive securities	12,476,410	12,470,076	12,476,410	3,953,826

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 4 – MINERAL ASSETS, equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of September 30, 2023 include: The San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of September 30, 2023 include Hansen, North Hansen and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, and Wyoming. All of the mining assets represent properties which have previously been mined, to different degrees, for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s mineral properties and equipment, net and kinetic separation intellectual property are:

	As of September 30, 2023	As of December 31, 2022
Mineral properties and equipment, net	$14,509,864	$12,798,904
Kinetic separation intellectual property	$9,488,051	$9,488,051

Mineral Properties and Equipment

During the nine months ended September 30, 2023 and 2022, Western made purchases of $1,874,183 and $895,400, which principally consisted of mining equipment and vehicles, to increase mining capacity and mineral processing facility property acquisitions. During the three months ended September 30, 2023, depreciation expense was $65,886, which was included in mining expenditures on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. During the three months ended September 30, 2022, depreciation expense was $13,560, which was included in general and administrative expenses on the Company’s condensed interim consolidated statements of operations and other comprehensive loss.

During the nine months ended September 30, 2023, depreciation expense was $163,223, which was included in mining expenditures on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. During the nine months ended September 30, 2022, depreciation expense was $19,468, which was included in general and administrative expenses on the Company’s condensed interim consolidated statements of operations and other comprehensive loss.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 4 – MINERAL ASSETS, equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY, CONTINUED

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

During the three months ended September 30, 2023 and 2022, the Company recognized aggregate revenue of $89,144 and $108,547, respectively, and for the nine months ended September 30, 2023 and 2022, the Company recognized aggregate revenue of $357,908 and $387,810, respectively, under these oil and gas lease arrangements.

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties to be $751,444 and $751,405 as of September 30, 2023 and December 31, 2022, respectively. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of September 30, 2023 and December 31, 2022 were $313,632 and $300,276, respectively. The gross reclamation liabilities as of September 30, 2023 and December 31, 2022 are secured by financial warranties in the amount of $751,444 and $751,405, respectively.

Reclamation liability activity for the nine months ended September 30, 2023 and 2022 consists of:

	For the Nine Months Ended September 30,
	2023	2022
Beginning balance at January 1	$300,276	$271,620
Adjustment to reclamation liability	4,035	-
Accretion	9,321	25,890
Ending Balance at September 30	$313,632	$297,510

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 4 – MINERAL ASSETS, equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY, CONTINUED

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 4 – MINERAL ASSETS, equipment, Kinetic separation INTELLECTUAL PROPERTY, AND OTHER PROPERTY, CONTINUED

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

NOTE 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of
	September 30, 2023	December 31, 2022
Trade accounts payable	$405,930	$403,705
Accrued liabilities	172,018	147,910
Total accounts payable and accrued liabilities	$577,948	$551,615

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Supply Contract

In December 2015, the Company signed a uranium concentrates supply agreement with a major United States utility company for delivery commencing in 2018 and continuing for a five-year period through 2022. On March 8, 2021, the Company entered into an agreement with a third party to complete the Year 4 (2021) uranium concentrate delivery. The Company paid $78,000 in April 2021 to the assignee for which the assignee made the delivery in May 2021. In April 2022, in satisfaction of the Year 5 delivery under its supply contract, the Company delivered 125,000 lbs of uranium concentrate from its prepaid uranium concentrate inventory. Accordingly, during the nine months ended September 30, 2022, the Company recorded revenue of $7,223,609 (at a price of approximately $57 per pound) and cost of revenue of $4,044,083, related to the delivery of the uranium. In May 2022, the Company received the cash proceeds from this sale.

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

NOTE 7 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to ratably receive such dividends, if any, as may be declared by the board of directors, out of legally available funds. Upon the liquidation, dissolution, or winding down of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of September 30, 2023 and December 31, 2022, an unlimited number of common shares were authorized for issuance.

Warrant Exercises

During the three and nine months ended September 30, 2023, an aggregate of 656,000 warrants were exercised for total gross proceeds of $551,629.

During the three and nine months ended September 30, 2022, an aggregate of 274,404 and 2,020,351 warrants were exercised for total gross proceeds of $289,118 and $2,620,395, respectively.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of September 30, 2023, a total of 44,258,565 common shares were outstanding, and at that date the maximum number of stock options eligible for issue under the Plan was 4,425,856.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

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

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Weighted Average Grant Date Fair Value	Intrinsic Value
Outstanding – January 1, 2023	4,306,334	$1.24	3.35	$0.61	$60,965
Granted	-	-	-	-
Expired	(536,000)	1.42	-	0.40
Exercised	-	-	-	-	-
Outstanding –September 30, 2023	3,770,334	$1.21	3.01	$0.66	$175,122
Exercisable –September 30, 2023	3,770,334	$1.21	3.01	$0.66	$175,122

The Company’s stock-based compensation expense related to stock options for the three months ended September 30, 2023 and 2022 was $0. The Company’s stock-based compensation expense related to stock options for the nine months ended September 30, 2023 was $350,900, of which $57,417 and $293,483 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense related to stock options for the nine months ended September 30, 2022 was $753,219, which was included in general and administrative expenses on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. As of September 30, 2023, there was no unamortized stock option expense.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 7 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value

Outstanding – January 1, 2023	9,362,076	$1.19	1.43	$27,227
Issued	-	-	-	-
Exercised	(656,000)	-	-	-
Expired/Forfeited	-	-	-	-
Outstanding –September 30, 2023	8,706,076	$1.21	0.71	$1,097,558
Exercisable – September 30, 2023	8,706,076	$1.21	0.71	$1,097,558

Note 8 – Mining Expenditures

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Mining costs	$421,064	$172,421	$1,042,186	$524,336
Labor and related benefits	280,704	-	863,958	-
Permits	26,662	29,946	81,340	86,103
Royalties	2,424	2,153	5,019	5,707
Total mining expenses	$730,854	$204,520	$1,992,503	$616,146

NOTE 9 – Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $321,399 as of September 30, 2023) to Seller within 60 days of the first commercial application of the kinetic separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $321,299 and $340,252 as of September 30, 2023 and December 31, 2022, respectively.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the Company’s rental of office, workshop, warehouse and employee housing facilities. The Company incurred rent expense of $17,925 and $13,550 in connection with these arrangement for the three months ended September 30, 2023 and 2022, respectively. The Company incurred rent expense of $53,775 and $38,873 in connection with these arrangement for the nine months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023, the Company purchased equipment from Silver Hawk Ltd. for an aggregate of $25,800.

The Company also owed Mr. Glasier reimbursable expenses in the amount of $56,808 and $87,221 as of September 30, 2023 and December 31, 2022, respectively, which are recorded in accounts payable and accrued liabilities.

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

Overview

General

Western Uranium & Vanadium Corp. (“Western” or the “Company”, formerly Western Uranium Corporation) was incorporated in December 2006 under the Ontario Business Corporations Act. On November 20, 2014, the Company completed a listing process on the Canadian Securities Exchange (“CSE”). As part of that process, the Company acquired 100% of the members’ interests of Pinon Ridge Mining LLC (“PRM”), a Delaware limited liability company. The transaction constituted a reverse takeover (“RTO”) of Western by PRM. Subsequent to obtaining appropriate shareholder approvals, the Company reconstituted its board of directors and senior management team. Western is a Canadian domestic issuer and Canadian reporting issuer.

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

On September 16, 2015, Western completed its acquisition of Black Range Minerals Limited (“Black Range”), an Australian company that was listed on the Australian Securities Exchange until the acquisition was completed. The acquisition terms were pursuant to a definitive Merger Implementation Agreement entered into between Western and Black Range. Pursuant to the agreement, Western acquired all of the issued shares of Black Range by way of Scheme of Arrangement (“the Scheme”) under the Australian Corporation Act 2001 (Cth) (the “Black Range Transaction”), with Black Range shareholders being issued common shares of Western on a 1 for 750 basis. On August 25, 2015, the Scheme was approved by the shareholders of Black Range, and on September 4, 2015, Black Range received approval by the Federal Court of Australia. In addition, Western issued options to purchase Western common shares to certain employees, directors, and consultants. Such stock options were intended to replace Black Range stock options outstanding prior to the Black Range Transaction on the same 1 for 750 basis.

Under United States Securities and Exchange Commission (“Commission”) rules, the Black Range transaction triggered the Company being deemed a United States domestic issuer and losing its foreign private issuer exemption. On April 29, 2016, the Company filed a Form 10 registration statement with the Commission after shifting its basis of accounting from IFRS to U.S. GAAP. On June 28, 2016, the Company’s registration statement became effective and Western became a United States reporting issuer.

On June 30, 2023, Western re-qualified as a foreign private issuer as that term is defined in Rule 3b-4(c) promulgated under the Exchange Act. As a result, the Company may now utilize certain accommodations made to foreign private issuers, including (1) an exemption from complying with the Commission’s proxy rules, (2) an exemption from the Company’s insiders having to comply with the reporting and short-swing trading liability provisions of Section 16 under the Exchange Act, (3) the ability to make periodic filings with the Commission on the Form 20-F and Form 6-K foreign issuer forms, and (4) the ability to offer and sell unrestricted securities outside of the United States pursuant to Rule 903 of Regulation S. The Company plans to take advantage of these accommodations. However, the Company currently has decided to voluntarily continue to file periodic reports with the Commission using domestic issuer forms including filing annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Recent Developments

Department of Energy’s Oak Ridge National Laboratory Visit

The Company received a visit at its Sunday Mine Complex by a delegation from the U.S. Department of Energy’s Oak Ridge National Laboratory (“ORNL”) on September 14, 2023. The ORNL is considered among the world’s premier scientific research institutions and is charged with solving problems and creating solutions at the intersection of energy, critical infrastructure, national security, and the nuclear fuel cycle.

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

In January 2023, Mallard was acquired by Bison.

During the three months ended September 30, 2023 and 2022, we recognized aggregate revenue of $89,144 and $108,547, respectively, and for the nine months ended September 30, 2023 and 2022, we recognized aggregate revenue of $357,908 and $387,810, respectively, under these oil and gas lease arrangements.

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

At the end of March 2022, the mining contractor engaged by Western decided to retire from contract mining operations. Thereafter, Western began the acquisition of a full complement of mining equipment and personnel to take over mining operations. Western’s transition from employing a mining contractor to building an in-house mining operation has now been completed. Since this transition began in spring 2022, additional employees have been hired to support mining operations and mining equipment and vehicles have been acquired to support deployment of two (2) fully equipped mining teams. The equipment has been prepared for operations and deployed; site infrastructure upgrades have been finished. In early 2023, the mines were reopened for ventilation and infrastructure upgrades. Mining operations restarted in April 2023 and initially focused on additional development of the GMG Ore Body, where high-grade uranium ore was continuously intersected. Western’s in-house mining team drove this drift to less than 30 feet of reaching the target ore hole. At that point, the GMG Ore Body was deemed ready for full-scale production. As a result of the encouraging results, the in-house mining team refocused on other high value target areas that were never drilled due to the mountainous terrain limiting surface exploration drilling. The mining team is currently engaged in an underground long-hole drilling program to define additional production zones. The goal is to develop additional target zones in order to maximize simultaneous production from the Sunday Mine Complex mines.

Stockpiled Ore Inventory

From December 2021 to March 2022, 3,140 tons of uranium/vanadium ore was mined from the Sunday Mine Complex. The mining contractor calculated uranium grades based upon scintillometer sampling of each 10-ton truckload and vanadium quantities were derived by applying the 6:1 historical ratio. The estimated stockpiled ore inventory is 50,289 pounds of uranium and 301,736 pounds of vanadium. The value of this stockpile is not reflected as an asset on the balance sheet as the costs to produce the stockpiled ore inventory was expensed in accordance with Regulation SK-1300. The in-house mining team did not stockpile additional ore in the current quarter.

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

Nuclear Fuel and Uranium Effect from the Russian Invasion of Ukraine

The start of the Russia/Ukraine war created extraordinary volatility in uranium markets during the first half of 2022. At the peak, the spot price was at an 11 year high. Prior to the invasion on February 24, 2022, uranium spot prices were in the $43 per pound range and rose to slightly over $63 per pound by April 2022; an increase of ~$20 per pound. Later in May 2022 and June 2022, the spot price receded to $45 levels, before recovering to the $50 +/- per pound price level from September 2022 to March 2023. Following this range bound period, in 3Q2023 the spot uranium price rallied to an average $73 per pound price level in September/October 2023.

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

Nuclear Fuel and Uranium Market Conditions

During the nine months ended September 30, 2023, the spot uranium price increased +$23.90 or 50.1% to $71.58. The uranium market improved significantly during the third quarter as more than half of the year-to-date increase occurred during this quarter, including $11.65 in September alone. As measured by uranium mining exchange-traded funds (ETFs), uranium equities were flat to down during the first six months of 2023. However the Sprott large capitalization and junior miner ETFs increased about 40% during the current quarter while spot uranium was up 28%. Because of outperformance earlier in the year, physical uranium has still outperformed equities through the third quarter. The events of 2022 have set in motion uranium market and nuclear fuel opportunities for the next decade and beyond. There are positive catalysts across multiple levels of the nuclear fuel and uranium markets. Underlying fundamentals are the strongest in decades. This is attributable to multiple factors, including climate change, energy security, supply chain and energy scarcity initiatives. The supply/demand imbalance has flipped from a market with excess supply into a market with excess future demand. With the reduced availability of secondary supplies, utilities have begun adding multi-year contracts with mining companies for primary supply. The drivers expanding the demand for nuclear fuel include non-nuclear nations adding nuclear power generation, nuclear nations expanding fleets and/or extending lives of existing reactors, idled nuclear reactors being redeployed, the reversal of phase-outs and shutdowns, and the deployment of advanced reactors / SMRs. However, the challenge is in meeting increasing demand simultaneously with supply constraints from the world’s largest suppliers. We believe uranium equity prices will continue to strengthen and reflect the underlying positive fundamentals in the nuclear/uranium sector. Most notably during the quarter, multiple market analysts have flagged low availability of mobile secondary inventories. We believe the continued draw down of inventories to be a market catalyst of the recent uptick in uranium prices.

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

Nuclear Fuel Supply Chain Concentration Risks

Russia’s invasion of Ukraine and the ensuing global energy crisis has focused attention on security of supply and supply chain risks. This has caused most of the world to re-evaluate their dependence upon nuclear fuel exported by Russia. In spite of the dominant market position of Rosatom, future deliveries potentially could be at risk due to sanctions, legislation, or a Russian embargo. Customer dependence upon the Russian supply of uranium, conversion and enrichment are being addressed slowly by governments as alternative suppliers are not currently available. Since last quarter both Urenco and Orano have announced that they will invest to expand their uranium enrichment capacity respectively in the United States and France, which represents a shift away from Russia. Utilities are demonstrating their desire for increased security of their nuclear fuel supply chains. Kazakhstan is also a concern because the world’s largest uranium producing country has an unguarded and the second longest continuous land border in the world shared with Russia. The potential exists for Russia to exert influence over Kazakhstan. Additionally, Kazatomprom is currently working toward putting large long-term contracts in place with China. This supply is needed for China to fulfill its 15 year plan to deploy 150 new nuclear reactors. China National Nuclear Corp. (CNNC) has recently opened a uranium trading hub /warehouse facility, on the China / Kazakhstan border, with the capacity to store 60 million pounds of uranium. It has become evident that the nuclear fuel supply chain has become increasingly concentrated and interconnected in this very small area of the world. Expanding Kazakhstan uranium exports to Russia and China significantly reduces future supply for Western nuclear fuel buyers.

In late July 2023, soldiers of Niger’s presidential guard deposed from power President Mohamed Bazoum; and replaced him with a military junta. This is significant because the new government is opposed to Western interests and has escalated anti-French rhetoric, while seeking support from Russia and its Wagner mercenary group. Uranium is Niger’s main export and this small West African country holds the 7th largest uranium resource in the world and was producing about 5% of global production. Orano, the French state-backed nuclear energy company has significant operations in the country that were impacted. The Junta has initiated multiple actions that are counter to French interests. Most importantly, Niger’s Junta has threatened the export of uranium to France which has serious implications because France acquires 20% of its natural uranium from Niger. Subsequently, French President Macron has visited Kazakhstan and Uzbekistan, both former Soviet Republics, citing the vast potential for further cooperation in regard to nuclear power. This conflict also has the potential to impact future global uranium supply. Multiple uranium mine development projects in the country continue to proceed despite the evacuation of many foreign nationals and difficulties receiving supplies. Re-establishing political stability is likely a prerequisite to these companies receiving the funding packages needed to cover the significant development costs of their respective projects.

During October 2023, geopolitical instabilities spread further to the Middle East after a Hamas attack on Israel triggered a counterattack by Israel on Hamas in the Gaza strip. This additional hot spot further increases volatility in the world and destabilizes the Middle East region that is highly influential on global energy prices.

Sprott Physical Uranium Trust

The Sprott Physical Uranium Trust (U.UN) (the “Trust”) took over the former Uranium Participation Corp. (U.TO) and launched an at-the-market program (ATM) on August 17, 2021 to raise capital for the closed-ended trust. Since the inception of the ATM program, the Trust has bought significant quantities of uranium causing spot prices to increase. In the first year after the Trust initiated its ATM program, over 39 million pounds of uranium were purchased. The Trust is currently holding over 62 million pounds of uranium. Subsequently, additional physical uranium funds have been launched in Kazakhstan and Switzerland. Notably, Kazatomprom, the world’s largest uranium producer, is both an investor and uranium supplier to the new physical uranium fund launched in Kazakhstan.

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

The development of the Maverick Mineral Processing Plant in Green River Utah has advanced considerably. In the second quarter, the land acquisition was completed and in the third quarter the project design and permitting activities commenced with the engagement of a full team of consulting firms, chosen for their expertise in engineering / mill design, permit preparation, environmental, hydrology, and air quality. Site evaluation work was undertaken and a preliminary plant and property site plan was compiled for the location of monitor wells, meteorological towers, buildings, processing circuits, tailings and evaporation ponds, roads/infrastructure and ore storage facilities. At a pre-application permitting meeting in November 2023, the Company and its consultants met onsite with local officials. All studies have been initiated.

Results of Operations

The following table presents the Company’s financial results for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$89,144	$108,547	$357,908	$7,611,419
Cost of revenues	-	-	-	4,044,083
Gross profit	89,144	108,547	357,908	3,567,336

Expenses
Mining expenditures	730,854	204,520	1,992,503	616,146
Professional fees	44,382	97,077	303,312	445,596
General and administrative	365,197	351,928	1,384,316	1,870,747
Consulting fees	48,251	18,346	48,988	78,165
Total operating expenses	1,188,684	671,871	3,729,119	3,010,654

Operating (loss)/profit	(1,099,540)	(563,324)	(3,371,211)	556,682

Accretion and interest (income) expense, net	(39,498)	(35,799)	(126,979)	(17,740)
Other income	-	-	(4,000)	(4,000)

Net (loss)/income	(1,060,042)	(527,525)	(3,240,232)	578,422

Other Comprehensive (loss)/income
Foreign exchange (loss)/gain	(43,474)	(148,365)	14,716	(312,492)

Comprehensive (loss)/income	$(1,103,516)	$(675,890)	$(3,225,516)	$265,930

Three Months Ended September 30, 2023 as Compared to the Three Months Ended September 30, 2022

Summary:

Our consolidated net loss for the three months ended September 30, 2023 and 2022 was $1,060,042 or $0.02 per share and $527,525 or $0.01 per share, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the three months ended September 30, 2023 and 2022 was $1,103,516 and $675,890.

Revenue

Our revenue for the three months ended September 30, 2023 and 2022 was $89,144 and $108,547, respectively. The decrease in revenue of $19,403, or 18% was primarily related to significantly lower oil prices decreasing royalties from the oil and gas wells during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Mining Expenditures

Mining expenditures for the three months ended September 30, 2023 was $730,854 as compared to $204,520 for the three months ended September 30, 2022. The increase in mining expenditures of $526,334, or 257% was principally attributable to scaling up mining activities at the Company’s Sunday Mine Complex. Increased costs were attributable to the hiring of additional mining personnel, increases in the maintenance and depreciation of mining equipment and vehicles, and increased utilization of mining services and supplies.

Professional Fees

Professional fees for the three months ended September 30, 2023 were $44,382 as compared to $97,077 for the three months ended September 30, 2022. The decrease in professional fees of $52,695, or 54% was primarily due to replacing outside professional service providers with dedicated in-house resources.

General and Administrative

General and administrative expenses for the three months ended September 30, 2023 were $365,197 as compared to $351,928 for the three months ended September 30, 2022. The increase in general and administrative expense of $13,269, or 4% was primarily due to increased travel costs and labor and related benefits.

Consulting Fees

Consulting fees for the three months ended September 30, 2023 were $48,251 as compared to $18,346 for three months ended September 30, 2022. The increase in consulting fees of 29,905, or 163% was principally due to consultants increasing permitting work on the Green River Utah mill.

Accretion and Interest (Income) Expense, net

Accretion and interest (income) expense, net for the three months ended September 30, 2023 was income of $39,498 as compared to income of $35,799 for the three months ended September 30, 2022. The increase of $3,699, or 10% was principally attributable to higher interest rates on investment interest earned during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Foreign Exchange Gain/(Loss)

Foreign exchange gain (loss) for the three months ended September 30, 2023 was a loss of $43,474, as compared to a loss of $148,365 for the three months ended September 30, 2022. The decrease in the foreign exchange loss is primarily due to the strengthening of the USD against the CAD.

Nine Months Ended September 30, 2023 as Compared to the Nine Months Ended September 30, 2022

Summary:

Our consolidated net loss for the nine months ended September 30, 2023 was $3,240,232 or $0.07 per share and consolidated net income was $578,422 or $0.01 per basic and diluted share for the nine months ended September 30, 2022, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the nine months ended September 30, 2023 and 2022 was $3,225,516 and comprehensive income was $265,930 for the nine months ended September 30, 2022.

Revenue

Our revenue for the nine months ended September 30, 2023 and 2022 was $357,908 and $7,611,419, respectively. The decrease in revenue was primarily related to the revenue of $7,223,609 recognized in the 2022 period for a uranium concentrate delivery/sale under our supply contract where we delivered 125,000 lbs of uranium concentrate from our prepaid uranium concentrate inventory. There was not a corresponding uranium concentrate delivery/sale during the current period. Revenue from oil and gas wells decreased by $29,902, primarily due to lower prices and production volumes from the oil and gas wells during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Cost of Revenue

Cost of revenue was $0 for the nine months ended September 30, 2023 as compared to $4,044,083 for the nine months ended September 30, 2022. This decrease was a result of recording the cost of the uranium concentrate that was sold and delivered during the second quarter of 2022. There was not a corresponding uranium concentrate delivery/sale during the current period.

Mining Expenditures

Mining expenditures for the nine months ended September 30, 2023 were $1,992,503 as compared to $616,146 for the nine months ended September 30, 2022. The increase in mining expenditures of $1,376,357, or 223% was principally attributable to scaling up mining activities at the Company’s Sunday Mine Complex. The increase was principally attributable to the hiring of additional mining personnel, increases in the maintenance and depreciation of mining equipment and vehicles, and increased utilization of mining services and supplies.

Professional Fees

Professional fees for the nine months ended September 30, 2023 were $303,312 as compared to $445,596 for the nine months ended September 30, 2022. The decrease in professional fees of $142,284, or 32% was primarily due to replacing outside professional service providers with in-house staff and a decrease of $84,644 in legal fees.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2023 were $1,384,316 as compared to $1,870,747 for the nine months ended September 30, 2022. The decrease in general and administrative expense of $486,431, or 26% is primarily due to a $459,736 decrease in stock-based compensation expense and a $26,174 decrease in investor relations costs.

Consulting Fees

Consulting fees for the nine months ended September 30, 2023 were $48,988 as compared to $78,165 for the nine months ended September 30, 2022. The decrease in consulting fees of $29,177, or 37% was principally due to the decreased use of consultants due to the increased use of the Company’s expanded in-house staff.

Accretion and Interest (Income) Expense, net

Accretion and interest (income) expense, net for the nine months ended September 30, 2023 and 2022 was income of $126,979 and $17,740, respectively. The increase was principally attributable to higher interest rates earned on higher levels of invested cash balances during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Foreign Exchange Gain/(Loss)

Foreign exchange gain (loss) for the nine months ended September 30, 2023 was a gain of $14,716, as compared to a loss of $312,492 for the nine months ended September 30, 2022. The change in foreign exchange is primarily due to the strengthening of the USD against the CAD.

Liquidity and Capital Resources

The Company’s cash and restricted cash balance as of September 30, 2023 was $6,562,413. The Company’s cash position is highly dependent on its ability to raise capital through the issuance of debt and equity and its management of expenditures for mining development and for fulfillment of its public company reporting responsibilities. Management believes that in order to finance the development of the mining properties and Kinetic Separation, to secure regulatory licenses and to construct a conventional mill for the processing of uranium and vanadium, the Company will be required to raise additional capital by way of debt and/or equity. Western will also require additional working capital to continue to scale-up its mining operations at the Sunday Mine Complex. This outlook is based on the Company’s current financial position and is subject to change if opportunities become available based on current mining activity results and/or external opportunities.

Net cash (used in) provided by operating activities

Net cash used in operating activities was $2,563,287 for the nine months ended September 30, 2023, as compared with $5,174,546 provided by operating activities for the nine months ended September 30, 2022. The $7,737,833 reduction in cash generated by operating activities was principally due to the net income from the sale of $7,223,609 related to the delivery of the uranium during the nine months ended September 30, 2022. There was not a corresponding uranium concentrate delivery/sale during the current period.

Net cash used in investing activities

Net cash used in investing activities was $1,874,183 for the nine months ended September 30, 2023, as compared with $895,400 for the nine months ended September 30, 2022. The increase in cash used in investing activities of $978,783 was due principally to the purchase of additional mining equipment and vehicles, to increase mining capacity, and mineral processing facility property acquisitions.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2023 and 2022 was $551,629 and $5,632,273, respectively. The decrease in cash provided by financing activities was due principally to a private placement representing aggregate net proceeds of $3,011,878 during nine months ended September 30, 2022 and a decrease of $2,068,766 in proceeds received from the exercise of warrants.

Reclamation Liability

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties to be $751,444 and $751,405 as of September 30, 2023 and December 31, 2022, respectively. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of September 30, 2023 and December 31, 2022 were $313,632 and $300,276, respectively. The gross reclamation liabilities as of September 30, 2023 and December 31, 2022 are secured by financial warranties in the amount of $751,444 and $751,405, respectively.

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

Under the oil and gas lease and easement arrangements, during the three months ended September 30, 2023 and 2022, the Company recognized aggregate revenue of $89,144 and $108,547, and for the nine months ended September 30, 2023 and 2022, the Company recognized aggregate revenue of $357,908 and $387,810, respectively, under these oil and gas lease arrangements.

Related Party Transactions

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $321,399 as of September 30, 2023) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. Western assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $321,299 and $340,252 as of September 30, 2023 and December 31 2022, respectively.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the Company’s rental of office, workshop, warehouse and employee housing facilities. The Company incurred rent expense of $17,925 and $13,550 in connection with these arrangement for the three months ended September 30, 2023 and 2022, respectively. The Company incurred rent expense of $53,775 and $38,873 in connection with these arrangement for the nine months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023, the Company purchased equipment from Silver Hawk Ltd. for $25,800.

The Company is obligated to pay Mr. Glasier for reimbursable expenses in the amount of $56,808 and $87,221 as of September 30, 2023 and December 31 2022, respectively.

Going Concern

With the exception of the quarter ended June 30, 2022, we incurred losses from our operations and as of September 30, 2023, the Company had an accumulated deficit of $17,115,495 and working capital of $5,529,498.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes, the sale of its common shares and from limited revenue sources. During the three and nine months ended September 30, 2023, the Company received oil and gas royalty and lease revenues of $89,144 and $357,908, respectively. During the three months ended June 30, 2022, we realized revenue of $7.2 million and corresponding costs of $4.0 million in connection with a single sale of uranium concentrate.

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

Off Balance Sheet Arrangements

As of September 30, 2023, there were no off-balance sheet transactions. The Company has not entered into any specialized financial agreements to minimize its investment risk, currency risk or commodity risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023, due to the failure to report disclosures on a timely basis.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of September 30, 2023, the ultimate disposition of which would have a material adverse effect on our condensed interim consolidated financial position, results of operations, or cash flows.

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

We expect to generate operating losses for the next several years as we incur expenses to scale up mining at our Sunday Mine Complex. During the three and nine months ended September 30, 2023, we generated a net loss of $1,060,042 and $3,240,232, respectively. As of September 30, 2023, we had an accumulated deficit of $17,115,495 and working capital of $5,529,498.

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

As more fully described under “Liquidity and Capital Resources” of Item 2. “Management’s Discussion and Analysis of Financial Condition and Result of Operations”, we have a history of significant negative cash flows and net losses, with an accumulated deficit balance of $17.1 million and $13.9 million at September 30, 2023 and December 31, 2022, respectively. We have been reliant on royalty revenues and equity financings from the sale of our common shares in order to fund our operations. We do not expect to achieve profitability or develop positive cash flows from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flows and net losses to date, it may be difficult to evaluate our future performance.

At September 30, 2023 and December 31, 2022, we had working capital of $5,529,498 and $9,568,963, respectively. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing. However, there is no assurance that we will be successful in securing any form of additional financing in the future; therefore, substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable the Company to continue its operations over the next twelve months. The condensed interim consolidated financial statements for the three and nine months ended September 30, 2023 were prepared assuming that the Company would continue as a going concern. These condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In addition, the impact of other current macro-economic factors on our business, which may be exacerbated by the war in Ukraine and the hostilities in the Middle East – including inflation, supply chain constraints and geopolitical events – is uncertain.

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

We had $5,810,969 in cash at September 30, 2023. There can be no assurance that we will be able to obtain additional capital after we exhaust our current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing shareholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

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

George Glasier, our CEO, beneficially owns, in the aggregate, about 12.3% of our common shares. As a result, Mr. Glasier might be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company and may affect the market price of our stock.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. Western went into active mining operations at the Sunday Mine Complex during 2021. During the quarter ended September 30, 2023, Mine Safety and Health Administration (MSHA) mine inspections have not yielded any disclosures required by Section 1503(a) of the Dodd-Frank Act.”

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1 *	Certificate of Incorporation, as amended
3.2 *	Amended and Restated Bylaws
4.1**	Shareholder Rights Plan Agreement, as of May 24, 2023
10.1**	Incentive Stock Option Plan, as amended on May 24, 2023
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure Exhibit
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed as an exhibit to the Company’s Form 10 registration statement filed on April 29, 2016 and incorporated herein by reference.

**	Previously filed as an exhibit to the Company’s Form 10-Q Quarterly Report for the three and six months ended June 30, 2023 filed on August 18, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM & VANADIUM CORP.

Date: November 20, 2023	By:	/s/ George Glasier
Chief Executive Officer and President

Date: November 20, 2023	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer