Form 10-K
period 2023-12-31
Western Uranium & Vanadium Corp.
filed 2024-04-16
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $29.6 million, based on the closing price of the registrant’s common shares of $0.76 per share.

As of April 15, 2024, 55,223,113 of the registrant’s no par value common shares were outstanding.

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

●	Indicated mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

●	Inferred mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

●	Measured mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in S-K 1300, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve, each as defined in S-K 1300.

●	Mineral reserve is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

●	Mineral resource is a concentration or occurrence of material of economic interest in or on the earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

●	Qualified person is an individual who is:

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

(v) have and apply disciplinary powers, including the power to suspend or expel a member regardless of where the member practices or resides; and

(vi) provide a public list of members in good standing.

GLOSSARY

The following defined technical terms are used in this Annual Report:

●	Area of influence method: Method used to calculate mineral resources that requires construct a polygon around each hole to determine an area of influence for that hole; and then the total volume directly beneath the polygon is assigned the same values as the drill hole from which we constructed the polygon.

●	Assay: The testing of a metal or ore to determine its ingredients and quality.

●	Copper: A red-brown metal, the chemical element of atomic number 29.

●	Crosscut: A horizontal opening driven from a shaft and (or near) right angles to the strike of a vein or other orebody.

●	Drift: A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a crosscut which crosses the rock formation.

●	Environmental Impact Assessment: A multi-step procedure done to evaluate the environmental impacts of mining projects as well as actions that can be taken to mitigate identified impacts. The assessment is prepared under the National Environmental Policy Act for a mineral project.

●	eU3O8: This term refers to equivalent U3O8 grade derived by gamma logging of drill holes.

●	Extraction: The process of physically extracting mineralized material from the ground. Exploration continues during the extraction process and, in many cases, mineralized material is expanded during the life of the extraction activities as the exploration potential of the deposit is realized.

●	Environmental Protection Plan (EPP): a plan submitted by a designated mining operation for approval as part of the operator's or applicant's permit for such operation pursuant to rules promulgated by the board for protection of human health or property or the environment in conformance with the duties of operators.

●	Face: The surface/end of a drift, crosscut or stope in which work is taking place/advancing.

●	Formation: A distinct layer of sedimentary or volcanic rock of similar composition.

●	Grade: Quantity or percentage of metal per unit weight of host rock.

●	Host rock: The rock containing a mineral or an ore body.

●	In-situ recovery or ISR: The recovery, by chemical means, of the uranium component of a deposit without the physical extraction of uranium-bearing material from the ground. ISR utilizes injection of appropriate oxidizing chemicals into a uranium-bearing sandstone deposit by injection wells, with the uranium-bearing solution being removed by extraction wells; also referred to as “solution mining.”

●	Mineral: A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

v

●	Mineralization: A natural occurrence, in rocks or soil, of one or more metal yielding minerals.

●	Mineralized material: Material that contains mineralization (e.g., uranium, vanadium and/or copper) and that is not included in an SEC Reserve as it does not meet all of the criteria for adequate demonstration of economic or legal extraction.

●	NOI: A Notice of Intent, filed by the Company to a regulatory agency as a part of a licensing or permitting action related to a mineral project.

●	Open Pit: Surface mineral extraction in which the mineralized material is extracted from a pit or quarry.

●	Ore: Mineral-bearing rock that can be mined, processed and concentrated profitably under current or immediately foreseeable economic conditions. A company may only refer to reserves (as that term is defined in S-K 1300) as “ore.”

●	Ore body: A mostly solid and fairly continuous mass of in-ground mineralization estimated to be economically mineable.

●	Plan of Operations: Plan for a mineral project prepared in accordance with applicable United States Bureau of Land Management or United States Forest Service regulations.

●	Reclamation: The process by which lands disturbed as a result of mineral extraction activities are modified to support beneficial land use. Reclamation activity may include the removal of buildings, equipment, machinery, and other physical remnants of mining activities, closure of tailings storage facilities, leach pads, and other features, and contouring, covering and re-vegetation of waste rock, and other disturbed areas.

●	Stope: An excavation in a mine from which ore is, or has been excavated.

●	Uranium: a heavy, naturally radioactive, metallic element of atomic number 92. Uranium in its pure form is a heavy metal. Its two principal isotopes are U-238 and U-235, of which U-235 is the necessary component for the nuclear fuel cycle. However, “uranium” used in this Annual Report refers to triuraniumoctoxide, also called “U3O8” and the primary component of “yellowcake,” and is produced from uranium deposits. It is the most actively traded uranium-related commodity.

●	Uranium concentrate: a yellowish to yellow-brownish powder obtained from the chemical processing of uranium-bearing material. Uranium concentrate typically contains 70% to 90% U3O8 by weight. Uranium concentrate is also referred to as “yellowcake.”

●	Vanadium: A naturally occurring element within approximately 65 minerals and fossil fuel deposits. It is essentially the by-product of ores that are mined for other minerals.

●	V2O5: Vanadium pentoxide, or the form of vanadium typically produced at the White Mesa Mill, also called “black flake.”

GLOSSARY OF REGULATORY AGENCIES AND EXCHANGES

●	APCD: Colorado Air Pollution Control Division

●	BLM: The U.S. Bureau of Land Management, an agency of the United States Department of the Interior.

●	DRMS: Colorado Division of Reclamation, Mining and Safety

●	DoC: The U.S. Department of Commerce, an executive department of the federal government.

●	DoE: The U.S. Department of Energy, a cabinet-level department of the United States Government.

●	DEQ: Department of Environmental Quality.

●	DWQ: The Utah Division of Water Quality.

●	EPA: The U.S. Environmental Protection Agency, an independent agency of the United States government.

●	MLRB: Mined Land Reclamation Board of the state of Colorado.

●	MSHA: The Mine Safety and Health Administration, an agency of the U.S. Department of Labor.

●	NRC: The Nuclear Regulatory Commission, an independent agency of the United States government.

●	SEC: The U.S. Securities and Exchange Commission, an independent agency of the United States federal government.

●	WQCD: Colorado Water Quality Control Division

PART I

ITEM 1. BUSINESS

CORPORATE HISTORY

Western Uranium & Vanadium Corp. (“Western” or the “Company”, formerly Western Uranium Corporation) was incorporated in December 2006 under the Ontario Business Corporations Act. On November 20, 2014, the Company completed a listing process on the Canadian Securities Exchange ("CSE"). As part of that process, the Company acquired 100% of the members’ interests of Pinon Ridge Mining LLC ("PRM"), a Delaware limited liability company. The transaction constituted a reverse takeover (“RTO”) of Western by PRM. Subsequent to obtaining appropriate shareholder approvals, the Company subsequently reconstituted its board of directors and senior management team. Western is a Canadian domestic issuer and Canadian reporting issuer.

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

Furthermore, related to Kinetic Separation in connection with the acquisition of Black Range, the Company assumed a call option agreement between Black Range and Mr. George Glasier. Prior to the Black Range Transaction, George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $500,000 AUD ($340,650 USD as of December 31, 2023) to Seller within 60 days of the first commercial application of the Kinetic Separation. Western assumed this contingent payment obligation in connection with the Black Range Transaction.

The Kinetic Separation process is dramatically different from conventional mining techniques. Subject to regulatory approvals for its use, Kinetic Separation is beneficial in the following ways:

●	Mining, crushing, and separation of waste from minerals (uranium and vanadium), can occur underground (inside the mine), at the mine above ground, at a location between the mine and the mill, or at the mill.

●	Value-added of the process is that 85%-90% of the waste is separated at earlier steps in the process thus saving costs in later steps.

●	Benefits include reduced radiometric exposure, time duration of material handling is reduced, lower costs for transportation.

●	Processing reduced ore quantities is beneficial at the mill stage due to the reduction in acid and power consumption, and post-milling tailings.

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

Our common shares are listed on the Canadian Securities Exchange, also known as the “CSE,” under the symbol “WUC”, and are also quoted in the United States on the OTCQX Best Market under the symbol “WSTRF.” We are headquartered in Ontario, Canada with mining operations in the two U.S. states of Utah and Colorado. The mailing address of our headquarters is 330 Bay Street, Suite 1400, Toronto, Ontario, M5H 2S8, Canada, and the telephone number is (970) 864-2125. Our corporate website is located at http://www.western-uranium.com/.

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

OUR COMPANY

Western is in the business of exploring, developing, mining and production of its uranium and vanadium resource properties in the states of Utah and Colorado in the United States of America (“United States”).

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

Our mineral properties are located in western Colorado and eastern Utah and adjacent areas of the western United States. We have committed to permitting and building our own mill to process uranium and vanadium and incorporating Kinetic Separation into our licensing. Our primary focus is scaling up the fully permitted Sunday Mine Complex into increasing quantities of mining production, the commercialization of Kinetic Separation, completing the permitting and construction of mineral processing plant (Uranium and Vanadium), and permitting the San Rafael Project.

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

OUR STRATEGY

Our vision is to become a regional uranium and vanadium developer, producer, and processor. Our strategy is to build value for shareholders by advancing our projects for further scaled-up mining production. We have committed to permitting and building our own processing plant to mill uranium and vanadium and incorporating Kinetic Separation into our licensing. Site and facility design and permitting have begun on the acquired processing plant site. In 2022, Western began acquiring mining equipment and vehicles and building a mining team to put in place an in-house mining capability and to replace its previous outsourced mining contractor. During 2023, this team was conducting mining operations at the Sunday Mine Complex developing the mine for future production and extracting ore to be stockpiled underground. Future in-house mining crews will be added to assure the availability of feedstock to baseload the mineral processing plant.

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

Capital Raising

On January 20, 2022, the Company closed a non-brokered private placement of 2,495,575 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $3,992,920 (USD $3,134,417 as of December 31, 2022). Issuance costs, consisting principally of commissions and legal fees, were CAD $153,247 (USD $122,539 as of December 31, 2022). Each unit consisted of one common share plus one common share purchase warrant. Each warrant entitled the holder to purchase one common share at a price of CAD $2.50 per common share for a period of three years following the closing date of the private placement. A total of 2,495,575 common shares and warrants to purchase 2,495,575 common shares were issued to investors and warrants to purchase 98,985 common shares were issued to broker dealers in connection with the private placement.

On December 12, 2023, the Company closed a non-brokered private placement of 5,215,828 units at a price of CAD $1.39 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $7,250,000 (USD $5,324,989 as of December 31, 2023). Issuance costs, consisting principally of commissions and legal fees, were CAD $661,912 (USD $488,122 as of December 31, 2023). Each unit consisted of one common share plus one half of one warrant. Each warrant is exercisable into one share at a price of CAD $1.88 per common share for a period of four years following the closing date of the private placement. A total of 5,215,828 common shares and warrants to purchase 2,607,913 common shares were issued to investors in connection with the private placement.

Uranium/Vanadium Production

Western historically positioned itself for operational flexibility with the goal of beginning production as expeditiously as possible once market conditions for uranium and/or vanadium were favorable. Well maintained existing infrastructure from years of previous production allowed the Company to quickly advance the mine to a production ready status.

The 2018 vanadium price rally catalyzed a project at the Sunday Mine Complex. Western reinitiated active mining operations during 2020 at the Sunday Mine Complex project beginning with infrastructure and exploratory work projects, which culminated in the commencement of production with the mining and stockpiling of the extracted uranium/vanadium ore. The mining team refocused on surface infrastructure projects required by the DRMS before COVID-19 stoppages caused the mines to be put back into Temporary Cessation.

During 2020, COVID-19 induced mine closures began a rally in uranium prices. In 2021, catalysts continued to provide positive signals for uranium miners and investors. This catalyzed work during 2021 and 2022 at the Sunday Mine Complex project which commenced in July 2021. After completion of infrastructure work in this new area of the mine, exploration and development of the GMG ore body was the first project phase. Drifting, continuous high-grade ore was intersected, which led to the mining and underground stockpiling of over 3,000 tons of uranium/vanadium ore during the December 2021 to March 2022 period.

Thereafter, Western began the acquisition of a full complement of mining equipment and personnel to take over mining operations. Western’s transition from employing a mining contractor to building an in-house mining operation has now been substantially completed. Since this transition began in spring 2022, additional employees have been hired to support mining operations and mining equipment and vehicles have been acquired to support deployment of two (2) fully equipped mining teams. The equipment has been prepared for operations and readied for deployment; site infrastructure upgrades have been finished. In early 2023, the mines were reopened for ventilation and infrastructure upgrades. Mining operations restarted in April 2023 and initially focused on additional development of the GMG Ore Body, where high-grade uranium ore was continuously intersected.

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

The Company holds an exclusive 25-year license to use Kinetic Separation, a proven technology that we anticipate will improve the efficiency of hauling and processing ore from Western’s sandstone-hosted mines. The Company has proven that post-Kinetic Separation ore has 90% of the uranium mineralization of the pre-Kinetic Separation ore in 10% of its mass. We are planning to build a Kinetic Separation machine, with a capacity of forty tons per hour at an aggregate cost of $1.0 million dollars. The license agreement was entered into on March 17, 2015 and expires on March 16, 2040. There are no remaining license fee obligations and there are no future royalties due under the agreement. The Company has the right to sub-license the technology to third parties. The Company may not sell or assign the Kinetic Separation license; however, it could be transferred in the sale of Western or the subsidiary holding the license.

Prior to the planned processing plant becoming licensed and operational, our in-house mining teams will be stockpiling uranium/vanadium ore. When the processing plant is constructed, Western will become fully operational as we forecast to begin processing the accumulated stockpiled ore during mid-2027.Western believes that its mineral resources have a reasonable prospect for economic extraction. However, the Company has not completed a preliminary economic assessment under NI 43-101 or a feasibility study or preliminary feasibility study under S-K 1300 that would be needed to establish the existence of proven or probable reserves and has instead allocated that capital to the aforementioned mining operations at the Sunday Mine Complex.

Constructing Uranium/Vanadium Processing Plant

In January 2023, the Company began site and facility design and permitting on a property acquired in Green River, Emery County, Utah to build a state-of-the-art mineral processing plant (the “Maverick Mineral Processing Plant”). The facility is being designed to recover uranium, vanadium and cobalt from conventional ore mined both from Company mines and ore produced by other mining companies. Selecting and acquiring the processing site had taken over one year to find a location with the road, power and water infrastructure required. The processing plant will utilize the latest processing technology, including Western’s patented Kinetic Separation process. These technology advancements will result in lower overall capital and processing costs. This processing plant is expected to have a cost of approximately $75 million, and after permitting and construction the processing of uranium and vanadium ore is expected to commence in mid-2027. The facility will be designed to recover cobalt, a metal essential in battery technology and electric vehicles. Within the state of Utah, there are numerous occurrences of cobalt which may be economical to mine, if a processing facility were available.

The development of the Maverick Minerals Processing Plant in Green River Utah has advanced considerably. In the second quarter, the land acquisition was completed and in the third quarter the project design and permitting activities commenced with the engagement of a full team of consulting firms, chosen for their expertise in engineering / mill design, permit preparation, environmental, hydrology, and air quality. Site evaluation work was undertaken and a preliminary plant and property site plan was compiled for the location of monitor wells, meteorological towers, buildings, processing circuits, tailings and evaporation ponds, roads/infrastructure and ore storage facilities. At a pre-application permitting meeting in November 2023, the Company and its consultants met onsite with local officials. During the fourth quarter / early 2024, additional progress has been made. The collection of baseline data has commenced from the onsite meteorological towers. A final plant and animal study is expected to be completed within 30 days as certain plant life is only observable during the spring. Additional consulting commitments have been made to accelerate the licensing and development with Precision Systems Engineering (PSE), a leading engineering, and design consulting firm headquartered in Sandy, Utah. PSE is targeting to release the preliminary engineering design and cost estimate in June for a 500 ton per day mill.

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

The real uranium industry bull market was in the underlying fundamentals attributable to multiple factors, including: climate change, energy security, supply chain and energy scarcity initiatives. This inflection point will likely impact markets for decades as the supply/demand imbalance has flipped from a market with excess supply into a market with excess future demand. With the reduced availability of secondary supplies, utilities have added multi-year contracts with mining companies for primary supply. The drivers expanding the demand for nuclear fuel include: non-nuclear nations adding nuclear power generation, nuclear nations expanding fleets and/or extending lives of existing reactors, idled nuclear reactors being re-started, reactors being phased out and shutdowns being reversed, and the deployment of advanced reactors / SMRs. However, the challenge is in meeting increasing demand while being constrained from sourcing new material from the world’s largest suppliers.

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

In July 2023, the government of Niger was overthrown by its military. This is significant because the new regime is opposed to Western interests and this landlocked West African country holds the 7th largest uranium resource in the world and was producing about 5% of global production. Multiple uranium mine development projects in the county continue to proceed despite the evacuation of many foreign nationals. The situation in Niger is a developing matter and the conflict has an anti-French sentiment. The Junta has initiated multiple actions that are counter to French interests. Most importantly, Niger’s Junta has threatened the export of uranium to France which has serious implications because France acquires 20% of its natural uranium from Niger. Subsequently, French President Macron has visited Kazakhstan and Uzbekistan, both former Soviet Republics, citing the vast potential for further cooperation in regard to nuclear power.

In December 2023, in a show of bipartisan support, the U.S. House of Representatives has passed the Prohibiting Russian Uranium Imports Act. The Russian response was notable as Bloomberg reported “the Kremlin may pre-emptively bar exports of its nuclear fuel to the US if lawmakers in Washington pass legislation prohibiting imports starting in 2028”. Subsequently, Bloomberg reported that Rosatom refuted that “potential pre-emptive ban”. Currently, the reliance on Russian uranium, conversion and enrichment services is being viewed quite differently than it has for decades. The legislative process toward enacting a Russian uranium ban remains ongoing.

Spot uranium prices have reacted to the supply/demand constraints and geopolitical risks. Since July 2023, spot uranium increased from the approximately$50/lbs level to over $100/lbs in January 2024, before pulling back the $88/lbs level at the end of March 2024.

The events of 2023 have set in motion uranium market and nuclear fuel opportunities for the next decade and beyond. There are positive catalysts across multiple levels of the nuclear fuel and uranium markets. We believe that new demand and shifting demand will catalyze a uranium bull market that will increase uranium prices toward levels that will drive uranium mining company production, profits and equity prices. As a result, Western continues to advance our operational strategy.

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

Since the Fukushima disaster in 2011, uranium spot prices entered a steady decline until June 2014, when they rebounded slightly and peaked again in March 2015 at $39 per pound. After that peak, prices again began to fall steadily, reaching their lowest point of $18 per pound in November 2016. Prior to COVID-19, annual uranium production was at its lowest in over a decade, creating a global supply deficit where production was only about two-thirds of consumption. In May 2020, after COVID-19 related production shutdowns, spot prices hit a $34 per pound price before declining to close the year at $30 per pound. During 2021, market participation by the Sprott Physical Uranium Trust and other secondary market uranium buyers caused prices to rise to $42.05 per pound at December 31, 2021. Uranium prices held these levels until Russia’s invasion of Ukraine caused uranium markets to surge. Prior to the invasion on February 24, 2022, uranium spot prices were in the $43 per pound range and rose to slightly over $63 per pound by April 2022; an increase of ~$20 per pound and an 11-year high. Later in May 2022 and June 2022, the spot price receded to $45 levels, before recovering to the $50 +/- per pound price level in September 2022 to March 2023. Since July 2023, spot uranium increased from the approximately$50/lbs level to over $100/lbs in January 2024, before receding below the $88/lbs level at the end of March 2024.

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

The vanadium market price closed at $6.00 per pound as of December 31, 2023, which was a decrease from the December 31, 2022 closing price of $8.90 per pound. During the first quarter of 2024, vanadium prices closed at $5.90 on February 29, 2024. Cyclical business activities and its principal product use as a steel hardener has seen a softening in demand, resulting in a decline in the price of Vanadium.

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

Reclamation and Restoration Costs and Bonding Requirements

At the conclusion of conventional mining, a site is decommissioned and reclaimed. Reclamation involves removing evidence of surface disturbance. The reclamation liabilities of the U.S. mines are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities at December 31, 2023 of the mineral properties to be $751,444.

The Company is required by state regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has provided performance bonds issued for the benefit of the Company in the amount of $751,444 to satisfy such regulatory requirements.

EMPLOYEES

As of December 31, 2023, we had 25 full-time employees and 1 part-time employee.

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

We expect to generate operating losses for the next several years as we incur expenses to further expand our mining operations at our Sunday Mine Complex, including acquiring additional mining equipment, adding to the mining team and scaling up mining operations. During the year ended December 31, 2023, we generated a net loss of $4,942,594. As of December 31, 2023, we had an accumulated deficit of $18,817,857 and working capital of $8,970,434.

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

As more fully described under “Liquidity and Capital Resources” of Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations”, we have a history of significant negative cash flows and net losses, with an accumulated deficit balance of $18,817,857 and $13,875,263 at December 31, 2023 and 2022, respectively. We have been reliant on royalty revenues and equity financings from the sale of our common shares in order to fund our operations. We do not expect to achieve profitability or develop positive cash flows from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flows and net losses to date, it may be difficult to evaluate our future performance.

At December 31, 2023 and 2022, we had working capital of $8,970,434 and $9,568,963, respectively. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing. However, there is no assurance that we will be successful in securing any form of additional financing in the future; therefore, substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable the Company to continue its operations over the next twelve months. The consolidated financial statements for the years ended December 31, 2023 and 2022 were prepared assuming that the Company would continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The construction of a facility for the processing of uranium ore is both a capital-intensive and regulatory intensive endeavor. Obtaining a license to construct and operate a processing plant to mill uranium and vanadium is subject to a number of risks including local, state and national regulations, and political and environmental considerations. Furthermore, we must raise sufficient capital to fund the permitting efforts and construction of the mill. We are subject to the risks that adequate capital in general may not be available at the levels needed and risks that adequate capital may not be available for investments in the front-end of the nuclear fuel cycle. If we are not able to address these risks and build a processing plant/mill then, we would need to arrange with a third party for conventional milling services. It may be difficult for the Company to gain access to a third party’s mill on favorable terms, or at all. This could result in increased costs and/or significant delays in, interruption of, or cessation of the Company’s business activities.

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

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other applicable jurisdiction, may change or be applied or interpreted in a manner which may also have a material adverse effect on our operations. The actions, policies or regulations, or changes thereto, of any government body, by executive order or regulatory agency or special interest group, may also have a material adverse effect on our operations.

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

Cyber incidents or cyberattacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

In early 2024, a conflict erupted in the Middle East that has resulted in interruptions to travel, shipping and logistics and creating escalated unrest in the region. Any continuation or escalation of this conflict is likely to result in further risks to the local and worldwide economy, not different from the interruptions discussed above related to the tensions between Russia and Ukraine.

The ramifications of the hostilities and sanctions discussed above may not be limited to Russia, Ukraine and the Middle East, as well as Russian, Ukrainian and Middle East based companies and may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have significant trade with Russia and Ukraine) and on various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility and cause severe negative effects on regional and global economic markets, industries, and companies. In addition, Russia may take retaliatory actions and other countermeasures, including cyberattacks and espionage against other countries and companies around the world, which may negatively impact such countries and companies.

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

We are subject to global economic risks.

In the event of a general economic downturn or a recession, there can be no assurance that our business, financial condition and results of operations would not be materially adversely affected. The occurrence of unforeseen or extended catastrophic events, including in particular the COVID-19 pandemic, and the emergence of a future pandemic or other widespread health emergency (or concerns over the possibility of such an emergency) could create economic and financial disruptions. These types of challenges can impact commodity prices, including for uranium and vanadium, as well as currencies and global stock markets. As a result of COVID-19, or in the case of a future pandemic or other widespread health emergency, quarantine or otherwise, requirements or circumstances may require the Company to change the way it conducts its business and operations, including requiring the Company to reduce or cease operations at some or all its facilities for an indeterminate period of time. Furthermore, our critical supply chains may similarly be disrupted for an indeterminate amount of time. All these factors could have a material impact on the Company’s business, operations, personnel and financial condition.

These types of challenges may impact our ability to obtain equity, debt or other financing on terms commercially reasonable to us, or at all. Additionally, these types of factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. If these types of challenges occur, or if there is a material deterioration in general business and economic conditions, our operations could be adversely impacted and the trading price of our securities could be adversely affected.

In the event of the occurrence of these global risk events, our business could be severely impacted, including:

●	interruption of key mining activities due to limitations on travel, gathering, or business operations imposed or recommended by federal or state governments, employers and others.

●	limitations in employee resources, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

●	delays in financial reporting and filings due to the impact of mitigation efforts on staff and service providers

●	changes in local regulations as part of a response to a pandemic outbreak which may require us to change the ways in which mining is conducted, which may result in unexpected costs.

●	delays in necessary interactions with regulators and other important agencies and contractors due to limitations in employee resources or new procedures due to limitations otherwise imposed.

●	reduction in the global demand for uranium and/or vanadium due to reduced primary applications of uranium (nuclear power generation) and vanadium (steelmaking).

●	COVID-19 style restrictions could cause a decline in energy consumption or indirectly reduced oil prices could lessen the demand for nuclear power.

●	COVID-19 previously caused uranium mine closures that have taken substantial uranium supply offline and increased the spot price of uranium to date during this crisis, there is no guarantee that this relationship will continue as the COVID-19 crisis is ongoing and the dynamic of the mine closure/spot price relationship may change.

Risks Related to Our Stock

If we are unable to raise additional capital, our business may fail and shareholders may lose their entire investment.

We had $9,217,585 in cash and cash equivalents at December 31, 2023. There can be no assurance that we will be able to obtain additional capital after we exhaust our current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing shareholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

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

George Glasier, our CEO, beneficially owns, in the aggregate, about 10.1% of our common shares. As a result, Mr. Glasier might be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company and may affect the market price of our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

We acknowledge the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition and reputation.

As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. Our approach to cybersecurity is in the developmental stage, and we have not yet conducted comprehensive risk assessments, established an incident response plan or engaged with external cybersecurity consultants for assessments or services.

We have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among investors, shareholders, customers and partners.

We are in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments and developing an incident response strategy. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity and the nature of our operations, thereby reducing our exposure to cybersecurity risks.

In addition, the Board will oversee any cybersecurity risk management framework and a dedicated committee of the Board or an officer appointed by the Board will review and approve any cybersecurity policies, strategies and risk management practices.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats.

For a discussion of potential cybersecurity risks affecting us, please refer to the “Risk Factors” section of this Annual Report.

ITEM 2. PROPERTIES

Company headquarters is maintained through a lease at 330 Bay Street, Suite 1400, Toronto, Ontario, Canada M5H 2S8.

An operations facility is rented at 31617 Hwy 90 Road, Nucla, Colorado, USA which houses the Kinetic Separation units and a shop office. In 2022, the rental of a new mining operations office was added at 31525 Hwy 90 Road, Nucla, Colorado, USA.

The diagram below illustrates the location of the Company’s properties:

1.	Sunday Mine Complex

2.	San Rafael

3.	Sage

4.	Dunn

5.	Van 4

6.	Hansen/Taylor Ranch

7.	Bullen Property (Weld County)

8.	Maverick Minerals Processing Plant (located within four miles of “2” location on Map)

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

0
2,000
4,000
8,000
12,000
16,000
Feet
1:48,000
Topaz
West Sunday
St Jude
Sunday
Carnation
N

Montrose
Sunday Complex
San Miguel
Dolores

REVISIONS		Project: SUNDAY COMPLEX	
Date:	By:	County: San Miguel	State: Colorado
		Location: Portions of T44N R18W and T44N R17W	
		SUNDAY COMPLEX CLAIM LOCATION MAP	
Author: tjohnson	Date: 9/9/2013	Drafted By: tjohnson

2.	San Rafael

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

0
2,000
4,000
8,000
12,000
16,000
Feet
1:48,000
T021S R014E
T021S R015E
T022S R014E
T022S R015E
ML 49311
N

San Rafael
Emery
6
70

REVISIONS		Project: SAN RAFAEL	
Date:	By:	County: Emery	State: Colorado, Utah
		Location: Portions of T21S R14E Secs 13, 14, 23, 24, 25, 26, 35, 36	

SAN RAFAEL

CLAIM LOCATION MAP

Author: tjohnson | Date: 8/15/2013 | Drafted By: tjohnson

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

The MLRB and the Colorado Attorney General advised Western that it will not make an additional appeal of the ruling. Further, the time period for an appeal has passed. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 Mine into reclamation. On January 22, 2020, the MLRB held a hearing and on March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, revoking the permit and ordered commencement of final reclamation, which must be completed within five (5) years. The Company commenced reclamation of the Van 4 Mine but progress had been delayed both by COVID-19 restrictions and countywide fire and open flame restrictions. The reclamation cost is fully covered by the reclamation bonds posted with the state of Colorado. Our mining operations team has made significant progress on the reclamation as all surface structures have been disassembled and the head-frame has been disassembled and moved offsite.

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

Permitting Status

The project’s exploration permit lapsed with the completion of reclamation.

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

8.	Maverick Minerals Processing Plant

The Property

The Maverick Minerals Processing Plant, the “Mill”, is to be constructed on private land consisting of three parcels located in Emery County Utah. The Mill is expected to be designed and constructed to recover uranium, vanadium and cobalt from materials mined both from properties owned by Western and from other producers. The Mill, when constructed, will utilize the latest processing technology, including Western’s patented Kinetic Separation process. These technology advancements will result in lower capital and processing costs. Mine development and production have already commenced at Western’s Sunday Mine Complex, in which the uranium bearing materials are expected to provide feed material to the Mill. The Mill is also designed to recover cobalt, a metal essential in battery technology and electric vehicles.

Accessibility

The Mill site is accessible by Utah public roads year round.

Ownership

The Mill site is owned by Western.

Permitting Status

Western is pursuing permitting for the Mill.

History

The land for the Mill was acquired during 2023. During 2023 site preparation commenced.

Planned Operations and Maintenance

The Mill is not yet constructed.

Environmental Matters

Environmental matters are being incorporated into the planning and permitting process for the Mill.

Total Cost of Project

Western is expecting the Mill to be constructed at a cost of approximately $75 million. Preliminary engineering design and cost estimate work is underway.

The Company’s Planned Work

The Company’s planned work is principally in connection with obtaining permitting for the Mill facility, including Kinetic Separation.

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

INFRASTRUCTURE

The  Company’s carrying value of mineral assets, equipment and kinetic separation intellectual property is as follows:

The Company holds a license to use Kinetic Separation, a proven technology that we anticipate will improve the efficiency of the sandstone hosted uranium mining process, although there are some uncertainties about whether the anticipated benefits will be realized. See Item 1, “Business – Corporate History” and “Business – Our Strategy – Uranium/Vanadium Production”. The Kinetic Separation Process.” Kinetic Separation is a low cost, purely physical method of uranium and vanadium ore extraction. Kinetic Separation has been initially tested in order to understand the hydro and mechanical separation processes. The Company used a pilot Kinetic Separation system to test several different samples of uranium ore from the Sunday Mine Complex and the Hansen/Taylor Ranch properties. In all cases, uranium ore that was entered into the Kinetic Separation pilot system appeared to concentrate most of the uranium into the post kinetically separated material consisting of a fraction of the original mass, leaving most of the post kinetically separated materials which did not contain any uranium. The results of these tests have not yet been validated by a qualified person.

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

The Company’s mining properties acquired on August 18, 2014 which the Company still retains as of December 31, 2023, include the San Rafael Uranium Project located in Emery County, Utah; the Sunday Mine Complex located in western San Miguel County, Colorado; the Van 4 Mine located in western Montrose County, Colorado; the Sage Mine project located in San Juan County, Utah; and the Dunn project located in San Juan and San Miguel counties, Colorado.

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

The Company’s mining properties acquired on September 16, 2015 which the Company still retains as of December 31, 2023, include Hansen, North Hansen, High Park, Hansen Picnic Tree, Taylor Ranch, located in Fremont County, Colorado. The Company also acquired Keota located in Weld County, Wyoming.

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

Our common shares are listed for trading in Canada on the CSE under the symbol "WUC".

Shareholders

According to our transfer agent, as of April 15, 2024 there were approximately 3,349 holders of record of our common shares.

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

In January 2023, Mallard was acquired by Bison.

During the years ended December 31, 2023 and 2022, we recognized aggregate revenue of $431,065 and $635,363, respectively, under these oil and gas lease arrangements.

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

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado DRMS sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue was the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly MLRB Board meetings, but this matter was delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID-19 restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3 to 1 decision which acknowledged that the work completed at the Sunday Mine Complex under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to “Active” status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex as the mines had not been restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine Temporary Cessation status. In a unanimous vote, the MLRB approved Temporary Cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 10, 2020, the MLRB issued a board order which finalized the findings of the October 21, 2020 permit hearing. On November 6, 2020, the MLRB signed an order placing the five Sunday Mine Complex mine permits into Temporary Cessation. On November 12, 2020, a coalition of environmental groups (the “Plaintiffs”) filed a complaint against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz Mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz Mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiffs in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz Mine permit. The MLRB and the Company were to respond with an answer brief within 35 days on or before June 9, 2021, but instead sought a settlement. The judicial review process was delayed as extensions were put in place until August 20, 2021. A settlement was not reached, and the MLRB and the Company submitted answer briefs on August 20, 2021. The Plaintiff submitted a reply brief on September 10, 2021. On March 1, 2022, the Denver District Court reversed the MLRB’s orders regarding the Topaz Mine and remanded the case back to MLRB for further proceedings consistent with its order. The Company and the MLRB had until April 19, 2022 to appeal the Denver District Court’s ruling. Neither the Company nor the MLRB appealed the Denver District Court ruling. Subsequently on March 20, 2023, the MLRB issued a board order for the Company to commence final reclamation, which upon completion will terminate mining operations at the Topaz Mine. Reclamation is to commence immediately at the Topaz Mine and is to be completed within five years by March 2028. The Company is currently working toward the completion of an updated Topaz Mine Plan of Operations which is a separate federal requirement of the BLM for the conduct of mining activities on the federal land at the Topaz Mine and needed to re-permit the Topaz Mine with Colorado’s DRMS. The review of Western’s most recent submission continues to be delayed due to staff turnover at the BLM.

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

Stockpiled Mined Materials Inventory

From December 2021 to March 2022, 3,140 tons of uranium/vanadium material was mined from the Sunday Mine Complex. The mining contractor calculated uranium grades based upon scintillometer sampling of each 10-ton truckload and vanadium quantities were derived by applying the 6:1 historical ratio. The estimated stockpiled inventory is 50,289 pounds of uranium and 301,736 pounds of vanadium. The value of this stockpile is not reflected as an asset on the balance sheet as the costs to produce the stockpiled inventory was expensed in accordance with Regulation SK-1300. The in-house mining team stockpiled limited quantities of additional mined material in the current year.

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

Nuclear Fuel and Uranium Effect from the Russian Invasion of Ukraine

The start of the Russia/Ukraine war created extraordinary volatility in uranium markets during the first half of 2022. At the peak, the spot price was at an 11 year high. Prior to the invasion on February 24, 2022, uranium spot prices were in the $43 per pound range and rose to slightly over $63 per pound by April 2022; an increase of ~$20 per pound. Later in May 2022 and June 2022, the spot price receded to $45 levels, before recovering to the $50 +/- per pound price level from September 2022 to March 2023. Following this range bound period, in 4Q2023 the spot uranium price rallied to an average $96 per pound price level in December 2023/January 2024.

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

During this past year, there was significant legislative progress favorable to increasing domestic uranium and nuclear fuel production in the United States. Before the U.S. Senate went on summer recess, an amendment to establish a Nuclear Fuel Security Program was added to the National Defense Authorization Act (NDAA) on a 96-3 vote. This amendment requires the Secretary of Energy to establish a Nuclear Fuel Security Program, expand the American Assured Fuel Supply Program, establish a High-Assay Low-Enriched Uranium (HALEU) for Advanced Nuclear Reactor Demonstration Projects Program, submit a report on a civil nuclear credit program, and to enhance programs to build workforce capacity to meet mission critical needs of the Department of Energy. In May 2023, the House Energy and Commerce Committee advanced a bill titled Prohibiting Russian Uranium Imports Act. The purpose and intent of the proposed legislation is to begin banning Russian uranium 90 days after its enactment; subject to conditional Department of Energy waivers. Those waivers include scenarios where no alternate source of low-enriched uranium is available to keep a U.S. nuclear reactor in operation or that importing Russian uranium is in the national interest. Both pieces of legislation seek to replace Russian uranium in U.S. civilian nuclear reactors with domestic production.

During September 2022, activity in the U.S. escalated in response to Russia’s invasion of Ukraine. The U.S. Secretary of Energy, Jennifer Granholm, in an address to the IAEA Vienna conference stated: “And for those countries held hostage by Russian fossil fuels right now, nuclear power—freed of Russian supply chains—is part of the solution to sever that dependence. “The Biden-Harris Administration’s DOE has sponsored multiple programs to support the U.S. nuclear sector with the goal of replacing nuclear fuel and services coming from Russia. The United States has not put in place a ban or sanction of Russian uranium, however, the DOE continues to make preparations for a Russian counter-sanction terminating the flow of nuclear fuel and services from Russia. Multiple bills were introduced into the U.S. Congress and several have advanced through committee in both the Senate and the House.

We believe the shift away from Russia/Rosatom will be a major catalyst in the realignment of nuclear fuel markets which will benefit western producers. As a result, we continue to accelerate the advancement of our operational strategy in anticipation of increasing uranium price levels that will reward near-term scaled-up production.

Nuclear Fuel and Uranium Market Conditions

During the year ended December 31, 2023, the spot uranium price increased +$43.32 or 90.9% to $91.00. The uranium market improved significantly during the second half of 2023. Since July 2023, spot uranium increased from the approximately $50/lbs level to over $100/lbs in January 2024, before receding below the $88/lbs level at the end of March 2024. The events of 2022 have set in motion uranium market and nuclear fuel opportunities for the next decade and beyond. There are positive catalysts across multiple levels of the nuclear fuel and uranium markets. Underlying fundamentals are the strongest in decades. This is attributable to multiple factors, including climate change, energy security, supply chain and energy scarcity initiatives. The supply/demand imbalance has flipped from a market with excess supply into a market with excess future demand. With the reduced availability of secondary supplies, utilities have begun adding multi-year contracts with mining companies for primary supply. The drivers expanding the demand for nuclear fuel include non-nuclear nations adding nuclear power generation, nuclear nations expanding fleets and/or extending lives of existing reactors, idled nuclear reactors being redeployed, the reversal of phase-outs and shutdowns, and the deployment of advanced reactors / SMRs. However, the challenge is in meeting increasing demand simultaneously with supply constraints from the world’s largest suppliers. We believe uranium equity prices will continue to strengthen and reflect the underlying positive fundamentals in the nuclear/uranium sector. Most notably during the quarter, multiple market analysts have flagged low availability of mobile secondary inventories. We believe the continued draw down of inventories to be a market catalyst of the recent uptick in uranium prices.

Positive nuclear energy news has continued to highlight the global growth of future nuclear electricity generation which will drive increased nuclear fuel demand. In terms of future supply, utility contracting has continued into 2023, and some uranium mining companies are moving toward restarting production. However, due to the lead time needed for future uranium production, we are entering a phase where the supply-demand fundamentals are in a deep multi-year structural supply deficit. Uranium miners are moving toward start-up and utilities are waiting to understand how regulations and geopolitics will modify their future access to Russian uranium and conversion and enrichment services.

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

Utah Mineral Processing Plant

In January 2023, the Company issued news releases announcing that it has begun site and facility design and permitting on a property acquired in Green River, Emery County, Utah to build a state-of-the-art minerals processing plant (the “Maverick Minerals Processing Plant”). This facility will be designed to recover uranium, vanadium and cobalt from conventional materials mined both from Company mines and materials produced by other mining companies. The processing plant will utilize the latest processing technology, including Western’s patented Kinetic Separation process. These technology advancements will result in lower overall capital and processing costs. This processing plant is expected to have a cost of approximately $75 million. After permitting and construction, the processing of uranium and vanadium materials is expected to commence in late 2027. The facility will be designed to recover cobalt, a metal essential in battery technology and electric vehicles. Within the state of Utah, there are numerous occurrences of cobalt which may be economical to mine, if a processing facility were available.

The development of the Maverick Minerals Processing Plant in Green River Utah has advanced considerably. In the second quarter, the land acquisition was completed and in the third quarter the project design and permitting activities commenced with the engagement of a full team of consulting firms, chosen for their expertise in engineering / mill design, permit preparation, environmental, hydrology, and air quality. Site evaluation work was undertaken and a preliminary plant and property site plan was compiled for the location of monitor wells, meteorological towers, buildings, processing circuits, tailings and evaporation ponds, roads/infrastructure and ore storage facilities. At a pre-application permitting meeting in November 2023, the Company and its consultants met onsite with local officials. During the fourth quarter / early 2024, additional progress has been made. The collection of baseline date has commenced from the onsite meteorological towers. A final plant and animal study is expected to be completed within 30 days as certain plant life is only observable during the spring. Additional consulting commitments have been made to accelerate the licensing and development with Precision Systems Engineering (PSE), a leading engineering, and design consulting firm headquartered in Sandy, Utah. PSE is targeting to release the preliminary engineering design and cost estimate in June 2024 for a 500 ton per day mill.

December 2023 Private Placement

On December 12, 2023, the Company closed a non-brokered private placement of 5,215,828 units at a price of CAD $1.39 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $7,250,000 (USD $4,836,867 in net proceeds). Each unit consisted of one common share of Western (a “Share”) plus one half of one common share purchase warrant of Western (a “Warrant”). Each Warrant is exercisable into one share at a price of CAD $1.88 per Share for a period of four years following the closing date of the private placement. A total of 5,215,828 Shares and 2,607,913 Warrants were issued to investors in connection with the private placement.

Annual 2023 Incentive Stock Option Grant

The Company granted an aggregate of 1,525,000 stock options (“Options”) to purchase common shares to a number of officers, directors, and employees of Western under the Company’s Incentive Stock Option Plan. The Options were granted on December 20, 2023 after market close, and with the exercise price being set at CAD$1.60 based upon the Board’s assessment of the closing price on the day of the grant and the pricing of units offered in the most recent private placement conducted by Western. Each option is exercisable to acquire one common share for a five-year term starting with the vesting date. The Options vest equally in three instalments of January 31, 2024, July 31, 2024 and January 31, 2025.

Results of Operations

Year Ended December 31, 2023 as Compared to the Year Ended December 31, 2022

The following table presents the Company’s financial results for the years ended December 31, 2023 and 2022.

	For the Years Ended December 31,
	2023	2022

Revenues	$431,065	$7,858,972
Cost of revenues	-	4,044,083
Gross profit	431,065	3,814,889

Expenses
Mining expenditures	2, 951,579	762,333
Professional fees	386,473	493,940
General and administrative	1,884,456	3,246,171
Consulting fees	304,457	91,626
Total operating expenses	5,526,965	4,594,070

Operating loss	(5,095,900)	(779,181)

Accretion and interest (income) expense, net	(158,904)	(61,414)
Other expense (income), net	5,598	(4,000)

Net loss	(4,942,594)	(713,767)

Other Comprehensive loss
Foreign currency translation adjustment	187,123	(324,610)

Comprehensive Loss	$(4,755,471)	$(1,038,377)

Summary:

Our consolidated net loss for the years ended December 31, 2023 and 2022 was $4,942,594 and $713,767, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the years ended Decembers 31, 2023 and 2022 was $4,755,471 and $1,038,377, respectively.

Revenues

Our revenues for the years ended December 31, 2023 and 2022 was $431,065 and $7,858,972, respectively. The decrease in revenues of $7,427,907 was primarily related to the revenue of $7,223,609 recognized in the 2022 period for a uranium concentrate delivery/sale under our supply contract where we delivered 125,000 lbs of uranium concentrate from our prepaid uranium concentrate inventory. There was not a corresponding uranium concentrate delivery/sale during the current period. Revenue from oil and gas wells decreased by $204,298, primarily due to lower prices and lower production volumes from the oil and gas wells during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Cost of Revenues

Cost of revenues was $0 for the year ended December 31, 2023 as compared to $4,044,083 for the year ended December 31, 2022. This decrease was a result of recording the cost of the uranium concentrate that was sold and delivered during the second quarter of 2022. There was not a corresponding uranium concentrate delivery/sale during the current period.

Mining Expenditures

Mining expenditures for the year ended December 31, 2023 were $2,951,579 as compared to $762,333 for the year ended December 31, 2022. The increase in mining expenditures of $2,189,246, or 287% was principally attributable to scaling up mining activities at the Company’s Sunday Mine Complex. The increase was principally attributable to the hiring of additional mining personnel, increases in the maintenance and depreciation of mining equipment and vehicles, and increased utilization of mining services and supplies.

Professional Fees

Professional fees for the year ended December 31, 2023 were $386,473 as compared to $493,940 for the year ended December 31, 2022. The decrease in professional fees of $107,467, or 22% was primarily due to replacing outside professional service providers with in-house staff and a decrease of $63,533 in legal fees.

General and Administrative

General and administrative expenses for the year ended December 31, 2023 were $1,884,456 as compared to $3,246,171 for the year ended December 31, 2022. The decrease in general and administrative expense of $1,361,715, or 42% is primarily due to a $1,215,965 decrease in stock-based compensation expense and a $25,351 decrease in investor relations costs.

Consulting fees

Consulting fees for the year ended December 31, 2023 were $304,457 as compared to $91,626 for the year ended December 31, 2022. The increase in consulting fees of $212,831, or 232% was principally due to the increased use of consultants for the Maverick Minerals Processing Plant to prepare the permitting application.

Accretion and interest (income) expense, net

Accretion and interest (income) expense, net for the year ended December 31, 2023 was income of $158,904 as compared to income of $61,414 for the year ended December 31, 2022. The increase in interest income, net was principally attributable to higher interest rates earned during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Other expense (income), net

Other expense (income), net for the year ended December 31, 2023 was expense of $5,598 as compared to income of $4,000 for the year ended December 31, 2022. The change was principally attributable to a net loss on the sale of used vehicles during the year ended December 31, 2023 as compared to a gain on the sale of a used vehicle during the year ended December 31, 2022.

Foreign currency translation adjustment

Foreign currency translation adjustment for the year ended December 31, 2023 was a gain of $187,123 as compared to a loss of $324,610 for the year ended December 31, 2022. The change in foreign exchange is primarily due to the strengthening of the USD against the CAD.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash balance as of December 31, 2023 was $9,969,029. Our cash position is highly dependent on our ability to raise capital through the issuance of debt and equity and our management of expenditures for mining development and for fulfillment of our public company reporting responsibilities. Our management believes that in order to finance the development of the mining properties and Kinetic Separation, to secure regulatory licenses and to construct the Maverick Minerals Processing Plant for the processing of uranium and vanadium, we will be required to raise additional capital by way of debt and/or equity. We will also require additional working capital to continue to scale-up our mining operations at the Sunday Mine Complex. This outlook is based on our current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash (used in) provided by operating activities

Net cash used in operating activities was $4,089,495 for the year ended December 31, 2023, as compared with $4,550,246 provided by operating activities for the year ended December 31, 2022. The $8,639,741 reduction in cash generated by operating activities was principally due to the cash of $7,223,609 received during 2022 related to the delivery of the uranium during the year ended December 31, 2022. There was not a corresponding uranium concentrate delivery/sale during the current period.

Net cash used in investing activities

Net cash used in investing activities was $2,404,440 for the year ended December 31, 2023, as compared with $1,045,638 for the year ended December 31, 2022. The increase in cash used in investing activities of $1,358,802 was principally due to the purchase of additional mining equipment and vehicles to increase mining capacity and to purchase property and equipment for the Maverick Minerals Processing Plant.

Net cash provided by financing activities

Net cash provided by financing activities for the years ended December 31, 2023 and 2022 were $5,844,411 and $5,632,273, respectively. The increase in cash provided by financing activities of $212,138 was principally due to aggregate net proceeds of $4,836,867 from a private placement and proceeds of $1,004,044 from the exercise of warrants during the year ended December 31, 2023, as compared to aggregate net proceeds of $3,011,878 from a private placement and proceeds of $2,620,395 from the exercise of warrants the year ended December 31, 2022.

Reclamation Liability

Our mines are subject to certain asset retirement obligations, which we have recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents our best estimate of the present value of future reclamation costs in connection with the mineral properties. We determined the gross reclamation liabilities of the mineral properties to be $751,444 and $751,405 as of December 31, 2023 and December 31, 2022, respectively. The portion of the reclamation liability related to the Van 4 Mine, which is in reclamation as of December 31, 2023, and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. We expect to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, have discounted these gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of December 31, 2023 and December 31, 2022 were $241,562 and $225,219, respectively, and are included in non-current liabilities. The gross reclamation liabilities as of December 31, 2023 and December 31, 2022 are secured by financial warranties in the amount of $751,444 and $751,405, respectively.

Oil and Gas Lease and Easement

We entered into an oil and gas lease that became effective with respect to minerals and mineral rights owned by us of approximately 160 surface acres of our property in Colorado. As consideration for entering into the lease, the lessee has agreed to pay us a royalty from the lessee’s revenue attributed to oil and gas produced, saved, and sold attributable to the net mineral interest. We have also received cash payments from the lessee related to the easement that we are recognizing incrementally over the eight year term of the easement.

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

Under the oil and gas lease and easement arrangements, during the years ended December 31, 2023 and 2022, we recognized aggregate revenue of $431,065 and $635,363, respectively, under these oil and gas lease arrangements.

Related Party Transactions

We have transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $340,650 as of December 31, 2023) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. We assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, we recorded the deferred contingent consideration as an assumed liability in the amount of $340,650 and $340,252 as of December 31, 2023 and 2022, respectively.

We have multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for our rental of office, workshop, warehouse and employee housing facilities. We incurred rent expense of $71,700 and $55,198 in connection with these arrangement for the years ended December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023, we purchased equipment from Silver Hawk Ltd. for $25,800.

We are obligated to pay Mr. Glasier for reimbursable expenses in the amount of $84,040 and $87,221, included within accounts payable and accrued expenses, as of December 31, 2023 and 2022, respectively.

Going Concern

With the exception of the quarter ended June 30, 2022, we had incurred losses from our operations and as of December 31, 2023, had an accumulated deficit of $18,817,857 and working capital of $8,970,434.

Since inception, we have met our liquidity requirements principally through the issuance of notes, the sale of our common shares and from limited revenue sources. During the year ended December 31, 2023, we received oil and gas royalty and lease revenues of $431,065 and $635,363, respectively. During the year ended December 31, 2022, we realized revenue of $7.2 million and corresponding costs of $4.0 million in connection with a single sale of uranium concentrate.

Our ability to continue our operations and to pay our obligations when they become due is contingent upon us obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financings, to secure regulatory approval licenses to fully utilize our Kinetic Separation, to construct Maverick Minerals Processing Plant for the processing of uranium and vanadium and to incorporate Kinetic Separation in the processing uranium and vanadium bearing materials to generate operating cash flows. We will need additional capital to continue ongoing mining operations by our in-house mining team at the Sunday Mine Complex while simultaneously permitting and construction a processing plant.

There are no assurances that we will be able to raise capital on terms acceptable to us or at all, or that cash flows generated from our operations will be sufficient to meet our current operating costs and required debt service. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development, which could harm our financial condition and operating results, or we may not be able to continue to fund our ongoing operations. These conditions raise substantial doubt about our ability to continue as a going concern to sustain operations for at least one year from the issuance of the accompanying financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off Balance Sheet Arrangements

As of December 31, 2023, there were no off-balance sheet transactions. We have not entered into any specialized financial agreements to minimize our investment risk, currency risk or commodity risk.

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

This information appears following Item 16   of this report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023, due to the failure to report disclosures on a timely basis.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of our board of directors (the “Board”) and our executive officers.

Name	Age	Position(s)

George Glasier	80	President, Chief Executive Officer and Director

Robert Klein	58	Chief Financial Officer

Michael Rutter	47	Chief Operating Officer (effective January 30, 2024)

Bryan Murphy	55	Director, Chairman

Andrew Wilder	53	Director

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

Robert Klein has served as Chief Financial Officer of Western Uranium & Vanadium Corp since 2016. He is in charge of accounting and finance, and is closely involved in capital markets activities, corporate transactions, investor relations, public relations, and legal, and compliance. Formerly, Mr. Klein served as Vice President Finance and had leading roles in reporting, corporate transactions, and Western’s public listings on the CSE and OTCQX. Mr. Klein was formerly the Chief Operating Officer of Cross River Group and began his association with Western on an Operating Partner basis after the formation of Western's predecessor company, Pinon Ridge Mining, LLC. Previously, Mr. Klein was a Managing Director at Analytical Research, an alternative investments research firm. He has a broad financial background derived from senior operating and investment roles with asset managers and through Exeter Analytics, a consulting firm he founded. Mr. Klein was formerly the CFO of Five Points Capital, a hedge fund spin-out from Soros Fund Management. After having begun his career in public accounting, Mr. Klein worked for Lehman Brothers, an investment bank, and William E. Simon & Sons, a merchant bank and private investment firm. Rob earned the Chartered Financial Analyst designation, received an M.B.A. from the Robert H. Smith School of Business at the University of Maryland and a B.S. in Accounting from George Mason University.

Michael Rutter has  served as the Chief Operating Officer (“COO”) of Western Uranium & Vanadium since January 30, 2024. As COO, Mr. Rutter is in charge of Western's mining and milling operations; all operations teams report to Mr. Rutter. Mr. Rutter hires staff, procures equipment and is responsible for the maintenance and scaling-up of activities at Western's resource properties. Beginning in 2016 and until he was appointed COO, Mr. Rutter served as Western’s Vice President of Operations, serving part-time until 2022 and then full-time since. In his role as Vice President of Operations, Mr. Rutter was in charge of overseeing resource properties and the advancement of Kinetic Separation. He was the project coordinator for the development of all of Western’s resource properties and spearheaded efforts at the Sunday Mine Complex, and certain reclamation projects. During the prior period from 2014 to 2016, Mr. Rutter provided services to Western as a consultant on a part-time basis. Mr. Rutter’s experience also included working for Veolia Nuclear Solutions Federal Services during 2014 through 2022, where Mr. Rutter oversaw electrical and mechanical operations at the Paradox Valley Unit of the Colorado River Basin Salinity Control Program and working for Energy Fuels Inc. from 2007 through 2014 as Maintenance and Operations Superintendent in uranium production in Utah, Colorado and Arizona.

Non-Employee Directors

Andrew Wilder serves as a Director and the Chairman of the Audit Committee for Western Uranium & Vanadium Corporation, positions he has held since 2014. He is the Founder and the Chief Executive Officer of Cross River Infrastructure Partners, a platform designed to accelerate global sustainability through the development and construction of infrastructure projects deploying transformative industrial technologies. Areas of focus include capturing and sequestering carbon emissions, generating green hydrogen and ammonia, generating clean power with advanced small modular nuclear reactors, and upcycling bio-waste into renewable natural gas. Mr. Wilder is also currently a Board Member for Bedford 2030, a community-based climate action non-profit organization for the Township of Bedford, New York. In 2011, prior to launching Cross River Infrastructure Partners, Mr. Wilder founded and managed the Cross River Group, an advisory business providing capital and business development services to alternative asset managers and institutions. In 2001, Mr. Wilder co-founded and served as Chief Operating and Chief Financial Officer for North Sound Capital LLC, an equity hedge fund manager with $3 billion peak assets under management. Mr. Wilder’s prior career included serving as a Manager in the audit group of Deloitte. Mr. Wilder received the Chartered Accountant (Canada) designation, holds the CFA designation, and received an MBA from the University of Toronto and a BA from the University of Western Ontario.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	TOTAL ($)
George Glasier(1)	2023	$250,000	$53,000	$-	$178,751	$15,000	$496,751
President and Chief Executive Officer	2022	$250,000	$50,000	$-	$364,190	$-	$664,190

Robert Klein(2)	2023	$150,000	$33,000	$-	$178,751	$15,000	$376,751
Chief Financial Officer	2022	$150,000	$15,000	$-	$364,190	$-	$529,190

(1)

On December 20, 2023, Mr. Glasier was granted an incentive stock option to purchase 250,000 of our common shares at an exercise price of CAD $1.60 per share which expires five years from each of the respective vesting dates. This option will vest in three installments: one-third on January 31, 2024, one-third on July 31, 2024 and one-third on January 31, 2025. For the year ended December 31, 2023, Mr. Glasier received a reimbursement of $15,000 in lieu of participation in Western’s health plan, which was initiated in 2023. On February 10, 2022, Mr. Glasier was granted an incentive stock option to purchase 200,000 of our common shares at an exercise price of CAD $1.76 per share which expires five years from each of the respective vesting dates. This option vested in three installments: one-third on the date of grant, one-third on April 1, 2022 and one-third on July 1, 2022. On October 31, 2022, Mr. Glasier was granted an incentive stock option to purchase 300,000 of our common shares at an exercise price of CAD $1.60 per share which expires five years from each of the respective vesting dates. This option vested in two installments: one-half on the date of grant and one-half on April 30, 2023.

(2)

On December 20, 2023, Mr. Klein was granted an incentive stock option to purchase 250,000 of our common shares at an exercise price of CAD $1.60 per share which expires five years from each of the respective vesting dates. This option will vest in three installments: one-third on January 31, 2024, one-third on July 31, 2024 and one-third on January 31, 2025. For the year ended December 31, 2023, Mr. Klein received a reimbursement of $15,000 in lieu of participation in Western’s health plan, which was initiated in 2023. On February 10, 2022, Mr. Klein was granted an incentive stock option to purchase 200,000 of our common shares at an exercise price of CAD $1.76 per share which expires five years from each of the respective vesting dates. This option vested in three installments: one-third on the date of grant, one-third on April 1, 2022 and one-third on July 1, 2022. On October 31, 2022, Mr. Klein was granted an incentive stock option to purchase 300,000 of our common shares at an exercise price of CAD $1.60 per share which expires five years from each of the respective vesting dates. This option vested in two installments: one-half on the date of grant and one-half on April 30, 2023.

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

Outstanding Equity Awards Table

The following table sets forth unexercised options, unvested stock and equity incentive plan awards outstanding for our named executive officers as of December 31, 2023.

Outstanding Option Awards at December 31, 2023

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($CAD)	Option expiration date
George Glasier	41,667	-	$1.03	01/06/2025
	41,666	-	$1.03	01/31/2025
	41,667	-	$1.03	06/30/2025
	66,667	-	$1.76	02/09/2027
	66,666	-	$1.76	04/01/2027
	66,667	-	$1.76	07/01/2027
	150,000	-	$1.60	10/31/2027
	150,000	-	$1.60	04/30/2028
	-	83,333	$1.60	01/31/2029
	-	83,333	$1.60	07/31/2029
	-	83,334	$1.60	01/31/2030

Robert Klein	83,333	-	$2.15	03/31/2024
	41,667	-	$1.03	01/06/2025
	41,666	-	$1.03	01/31/2025
	41,667	-	$1.03	06/30/2025
	66,667	-	$1.76	02/09/2027
	66,666	-	$1.76	04/01/2027
	66,667	-	$1.76	07/01/2027
	150,000	-	$1.60	10/31/2027
	150,000	-	$1.60	04/30/2028
	-	83,333	$1.60	01/31/2029
	-	83,333	$1.60	07/31/2029
	-	83,334	$1.60	01/31/2030

Outstanding Stock Awards at Fiscal Year-End for 2023

None.

Director Compensation

The following table sets forth a summary of the compensation for the fiscal year ended December 31, 2023 earned by each director who is not a named executive officer and who served on the Board during the year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Andrew Wilder(1)	$18,444	$-	$178,751	$197,195
Bryan Murphy(2)	$44,443	$-	$178,751	$223,194

(1)	During the year ended December 31, 2023, the Company incurred $18,444 in director fees for Mr. Wilder’s services as a Director. On December 20, 2023, Mr. Wilder was granted an incentive stock option to purchase 250,000 of our common shares at an exercise price of CAD $1.60 per share which expires five years from each of the respective vesting dates. This option will vest in three installments: one-third on January 31, 2024, one-third on July 31, 2024 and one-third on January 31, 2025.

(2)	During the year ended December 31, 2023, the Company incurred $44,443 in director fees for Mr. Murphy’s services as Chairman and Director. On December 20, 2023, Mr. Murphy was granted an incentive stock option to purchase 250,000 of our common shares at an exercise price of CAD $1.60 per share which expires five years from each of the respective vesting dates. This option will vest in three installments: one-third on January 31, 2024, one-third on July 31, 2024 and one-third on January 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our class of common shares as of April 15, 2024 by:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common shares;

●	each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

The amounts and percentages of common shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The information relating to our 5% beneficial owners is based on information we received from such holders and information that is publicly available in Schedule 13Ds and Schedule 13Gs filed with the SEC. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person's ownership percentage, but not for purposes of computing any other person's percentage. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise set forth in the footnotes to the table below, the address of persons listed below is c/o Western Uranium & Vanadium Corp., 330 Bay Street, Suite 1400, Toronto, Ontario, Canada M5H 2S8. Unless otherwise indicated in the footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated common shares.

Name of Beneficial Owner	Number of Common Shares		Percentage of Outstanding Common Shares (1)

5% or Greater Shareholders:
George Glasier, CEO	5,635,868	(2)	10.1%
MMCAP International Inc. SPC	5,613,483	(3)	9.9%
Brooke Benenson	2,977,838	(4)	5.4%

Directors and Named Executive Officers:
George Glasier, CEO	5,635,868	(2)	10.1%
Robert Klein, CFO	746,691	(5)	1.3%
Michael Rutter, COO	329,143	(6)	0.6%
Andrew Wilder	708,333	(7)	1.3%
Bryan Murphy	783,414	(8)	1.4%

All executive officers and directors as a group (5 persons)	8,203,449		14.0%

(1)	Based on 55,223,113 common shares outstanding on April 15, 2024 and, with respect to each individual holder, rights to acquire our common shares exercisable within 60 days of April 15, 2024.

(2)	Consists of 4,810,869 common shares and 708,333 common shares issuable upon the exercise of stock options held by Mr. Glasier. Also includes 116,666 common shares issuable upon the exercise of stock options held by Mr. Glasier’s spouse, the beneficial ownership of which Mr. Glasier disclaims.

(3)	Consists of 4,645,566 common shares and 967,917 common shares issuable upon the exercise of warrants beneficially owned by MMCAP International Inc. SPC.

(4)	Consists of 2,977,838 outstanding common shares.

(5)	Consists of 38,358 common shares and 708,333 common shares issuable upon the exercise of stock options held by Mr. Klein.

(6)	Consists of 4,143 common shares and 325,000 common shares issuable upon the exercise of stock options held by Mr. Rutter.
(7)	Consists of 708,333 common shares issuable upon the exercise of stock options held by Mr. Wilder.

(8)	Consists of 54,247 common shares beneficially owned directly, 62,500 common shares beneficially owned indirectly through Magellan Limited, and 666,667 common shares issuable upon the exercise of stock options held by Mr. Murphy.

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

The Plan is to be administered by the Board in accordance with all applicable laws and regulations, including the policies of any stock exchange, over-the-counter marketplace, or quotation/system service upon which the Company’s securities are listed or traded. The Board is authorized, subject to the provisions of the Plan, to adopt such rules and regulations as it deems consistent with the Plan's provisions and, in its sole discretion, to designate options to purchase shares of the Company pursuant to the Plan. The Board may delegate to a committee the authority to exercise any or all power and authority of the Board under the Plan, including the authority with respect to option grants and/or exercises, all to the extent stipulated by the Board when so delegated. The Board may authorize one or more individuals of the Company to execute, deliver and receive documents on behalf of the Board.

At December 31, 2023, a total of 4,917,666 stock options issued under the Plan were outstanding.

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of December 31, 2023, a total of 50,002,089 common shares were outstanding. As of December 31, 2023, the maximum number of stock options eligible to be issued under the Plan would be 5,000,208, and net of 4,917,666 options outstanding as of December 31, 2023, there remain 82,543 stock options available to be issued under the Plan.

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

Equity Compensation Plan Information

As of December 31, 2023

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	4,917,666	$1.22	82,543
Equity compensation plans not approved by shareholders	-	n/a	-
Total	4,917,666	$1.22	82,543

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $340,650 as of December 31, 2023) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. The Company assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $340,650 and $340,252 as of December 31, 2023 and 2022, respectively.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. The Company incurred rent expense of $71,700 and $55,198 in connection with these arrangements for the years ended December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023, the Company purchased equipment from Silver Hawk Ltd. for $25,800.

The Company is obligated to pay Mr. Glasier for reimbursable expenses in the amount of $84,040 and $87,221, included within accounts payable and accrued liabilities, as of December 31, 2023 and 2022, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by MNP LLP (“MNP”), our independent registered accounting firm for the fiscal years ended December 31, 2023 and December 31, 2022. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

	2023	2022
Audit fees	$98,169	$86,841
Audit-related fees	-	-
Tax fees	14,373	12,665
All other fees	-	-
Total fees	$112,542	$99,506

Audit fees: Consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements. These fees also include the review of registration statements and the delivery of consents in connection with registration statements.

Audit-related fees: In 2023, MNP billed audit-related fees for preparation and review of an SEC Form S-1 filing and a comment letter. There were no fees billed by MNP for professional services rendered for audit-related services for the years ended December 31, 2023.

Tax fees: Consists of fees incurred for the Company’s U.S. and Canadian tax preparation fees and tax consulting fees.

All other fees: There were no fees billed by MNP for professional services rendered for other compliance purposes for the years ended December 31, 2023 and 2022.

The Company’s board of directors has established pre-approval policies and procedures, pursuant to which the Board approved the foregoing audit and tax services provided by MNP in 2023 and 2022 consistent with the Board’s responsibility for engaging Western’s independent auditors. The Board also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Board has determined that the rendering of such services is compatible with MNP maintaining its independence.

PART IV – OTHER INFORMATION

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

(a) The following financial statements are being filed as part of this Annual Report.

(b) The following exhibits are being provided as required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1 (1)	Share Exchange Agreement between Pinon Ridge Mining LLC, Homeland Uranium Inc., Homeland Uranium (Utah), et al., dated November 6, 2014.

2.2 (1)	Merger Implementation Agreement between Black Range Minerals Limited and Western Uranium Corporation, dated March 20, 2015.

2.3 (1)	Credit Facility between Western Uranium Corporation and Black Range Minerals Limited, dated March 20, 2015.

2.4 (2)	Termination and Liquidation Agreement between Ablation Technologies LLC, Black Range Minerals Ablation Holdings Inc. and Mineral Ablation, LLC dated March 17, 2015

3.1 (1)	Certificate of Incorporation, as amended.

3.2 (1)	Amended and Restated By-laws.

4.1(8)	Description of Capital Stock

10.1(3)	Call Option Agreement

10.2(2)	Technology License Agreement between Ablation Technologies LLC and Black Range Mineral Ablation Holdings Inc. dated as of March 17, 2015

10.3(10)	Incentive Stock Option Plan (Rolling 10%), as amended

10.4(4)	Employment Agreement between George Glasier and Western Uranium & Vanadium Corporation dated February 8, 2017

10.5(4)	Employment Agreement between Robert Klein and Western Uranium & Vanadium Corporation dated May 12, 2017

10.6(5)	Employment Agreement between Robert Klein and Western Uranium & Vanadium Corporation dated November 13, 2017

10.7 (6)	Addendum to Employment Agreement between George Glasier and Western Uranium & Vanadium Corporation dated May 30, 2019

10.8 (7)	Employment Agreement, dated November 12, 2020, by and between Robert Klein and Western Uranium and Vanadium Corp.

19.1(9)	Disclosure, Confidentiality and Insider Trading Policy

21.1 *	List of Subsidiaries

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

95*	Mine Safety Disclosure Exhibit

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

+	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of the omitted schedules and exhibits to the SEC upon request.
*	Filed herewith
(1)	Previously filed as an exhibit to the Company’s Form 10 filed on April 29, 2016
(2)	Previously filed as an exhibit with Amendment No. 2 to the Company’s Form 10 filed on July 22, 2016
(3)	Previously filed as an exhibit with Amendment No. 1 to the Company’s Form 10 filed on June 22, 2016
(4)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 15, 2017
(5)	Previously filed as an exhibit to the Company’s Form 10-K filed on April 2, 2018
(6)	Previously filed as an exhibit to the Company’s Form 10-Q filed on August 14, 2019
(7)	Previously filed as an exhibit to the Company’s Form 10-Q filed on November 16, 2020
(8)	Previously filed as an exhibit to the Company’s Form 10-K filed on April 15, 2022
(9)	Previously filed as an exhibit to the Company’s Form 10-K filed on April 17, 2023
(10)	Previously filed as an exhibit to the Company’s Proxy filed on May 31, 2023

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM & VANADIUM CORP.

Date: April 16, 2024	By:	/s/ George Glasier
George Glasier Chief Executive Officer and President

Date: April 16, 2024	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2024	By:	/s/ George Glasier
George Glasier
Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: April 16, 2024	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 16, 2024	By:	/s/ Bryan Murphy
Bryan Murphy
Director

Dated: April 16, 2024	By:	/s/ Andrew Wilder
Andrew Wilder
Director

Western Uranium & Vanadium Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Western Uranium & Vanadium Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Uranium & Vanadium Corp. and subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and other comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

April 16, 2024

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in USD)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$9,217,585	$9,682,133
Restricted cash, current portion	75,075	75,057
Prepaid expenses	382,314	254,105
Marketable securities	385	612
Other current assets	131,255	227,588
Total current assets	9,806,614	10,239,495

Restricted cash, net of current portion	676,369	676,348
Property, plant & equipment and mineral properties, net	14,926,289	12,798,904
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$34,897,323	$33,202,798

Liabilities and Shareholders' Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$761,123	$551,615
Reclamation liability, current portion	75,057	75,057
Deferred revenue, current portion	-	43,860
Total current liabilities	836,180	670,532

Reclamation liability, net of current portion	241,562	225,219
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	340,650	340,252

Total liabilities	4,127,279	3,944,890

Commitments and Contingencies (Note 6)

Shareholders' Equity
Common shares, no par value, unlimited authorized shares, 50,002,395 and 43,602,871 shares issued as of December 31, 2023 and 2022, respectively, and 50,002,089 and 43,602,565 shares outstanding as of December 31, 2023 and 2022, respectively	49,661,910	43,394,303
Treasury shares, 306 shares held in treasury as of December 31, 2023 and 2022	-	-
Accumulated deficit	(18,817,857)	(13,875,263)
Accumulated other comprehensive loss	(74,009)	(261,132)
Total shareholders' equity	30,770,044	29,257,908
Total liabilities and shareholders' equity	$34,897,323	$33,202,798

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

	For the Years Ended December 31,
	2023	2022

Revenues	$431,065	$7,858,972
Cost of revenues	-	4,044,083
Gross profit	431,065	3,814,889

Expenses
Mining expenditures	2,951,579	762,333
Professional fees	386,473	493,940
General and administrative	1,884,456	3,246,171
Consulting fees	304,457	91,626
Total operating expenses	5,526,965	4,594,070

Operating loss	(5,095,900)	(779,181)

Accretion and interest (income) expense, net	(158,904)	(61,414)
Other expense (income), net	5,598	(4,000)

Net loss	(4,942,594)	(713,767)

Other comprehensive loss
Foreign currency translation adjustment	187,123	(324,610)

Comprehensive loss	$(4,755,471)	$(1,038,377)

Net loss per share - basic and diluted	$(0.11)	$(0.02)

Weighted average shares outstanding - basic and diluted	44,073,655	42,815,086

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Stated in USD)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive (Loss)
	Shares	Amount	Shares	Amount	Deficit	Income	Total

Balance as of January 1, 2022	39,073,122	$36,195,510	306	$-	$(13,161,496)	$63,478	$23,097,492

Private placement - January 20, 2022, net of offering costs	2,495,575	3,011,878	-	-	-	-	3,011,878
Proceeds from the exercise of warrants	2,020,351	2,620,395	-	-	-	-	2,620,395
Cashless exercise of stock options	13,517	-	-	-	-	-	-
Stock based compensation - stock options	-	1,566,520	-	-	-	-	1,566,520
Foreign currency translation adjustment	-	-	-	-	-	(324,610)	(324,610)
Net loss	-	-	-	-	(713,767)	-	(713,767)
Balance as of December 31, 2022	43,602,565	$43,394,303	306	$-	$(13,875,263)	$(261,132)	$29,257,908

Private placement - December 12, 2023, net of offering costs	5,215,828	4,836,867	-	-	-	-	4,836,867
Proceeds from the exercise of warrants	1,165,450	1,004,044	-	-	-	-	1,004,044
Cashless exercise of stock options	18,246	-	-	-	-	-	-
Stock based compensation - stock options	-	426,696	-	-	-	-	426,696
Foreign currency translation adjustment	-	-	-	-	-	187,123	187,123
Net loss	-	-	-	-	(4,942,594)	-	(4,942,594)

Balance as of December 31, 2023	50,002,089	$49,661,910	306	$-	$(18,817,857)	$(74,009)	$30,770,044

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

	For the Years Ended December 31,
	2023	2022
Cash Flows (Used In) Provided By Operating Activities:
Net loss	$(4,942,594)	$(713,767)
Reconciliation of net loss to cash (used in) provided by operating activities:
Depreciation	262,832	26,877
Loss on the sale of equipment	5,598	-
Accretion of reclamation liability	12,308	28,656
Stock based compensation	429,429	1,566,520
Change in marketable securities	227	1,508
Change in operating assets and liabilities:
Prepaid uranium concentrate inventory	-	4,085,723
Prepaid expenses and other current assets	(27,376)	(63,953)
Accounts payable and accrued liabilities	209,508	(147,979)
Subscription payable	-	(146,177)
Reclamation liability	4,035	-
Deferred revenue	(43,860)	(64,620)
Contingent consideration	398	(22,542)
Net cash (used in) provided by operating activities	(4,089,495)	4,550,246

Cash Flows Used In Investing Activities
Purchase of property, plant & equipment and mineral properties	(2,404,440)	(1,045,638)
Net cash used in investing activities	(2,404,440)	(1,045,638)

Cash Flows Provided By Financing Activities
Proceeds from private placements, net	4,836,867	3,011,878
Proceeds from warrant exercises	1,004,044	2,620,395
Cash received from note receivable	3,500	-
Net cash provided by financing activities	5,844,411	5,632,273

Effect of foreign exchange rate on cash	185,015	(324,610)

Net (decrease) increase in cash and cash equivalents and restricted cash	(464,509)	8,812,271

Cash and cash equivalents and restricted cash - beginning	10,433,538	1,621,267

Cash and cash equivalents and restricted cash - ending	$9,969,029	$10,433,538

Cash and cash equivalents	$9,217,585	$9,682,133
Restricted cash, current portion	75,075	75,057
Restricted cash, noncurrent	676,369	676,348
Total cash and cash equivalents and restricted cash	$9,969,029	$10,433,538

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Noncash transactions:
Notes received in exchange for equipment sold	$8,000	$-

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

Note 2 – Liquidity and going concern

With the exception of the quarter ended June 30, 2022, the Company has incurred losses from its operations. During the years ended December 31, 2023 and 2022, the Company generated a net loss of $4,942,594 and $713,767, respectively. The Company expects to generate operating losses for the foreseeable future as it incurs expenses to bring its mineral processing facility online and further expand mining operations. As of December 31, 2023 and 2022, the Company had an accumulated deficit of $18,817,857 and $13,875,263, respectively, and working capital of $8,970,434 and $9,568,963, respectively.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. On December 12, 2023, the Company closed a non-brokered private placement of 5,215,828 units at a price of CAD $1.39 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $7,250,000 (USD $4,836,867 in net proceeds). During the year ended December 31, 2023, the Company received $1,004,044 in proceeds from the exercise of its common share warrants.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, CONTINUED

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty, and the effects on the consolidated financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include the determination of the fair value of transactions involving common shares, assessment of the useful life and evaluation for impairment of Kinetic Separation intellectual property, valuation and impairment assessments of mineral properties and equipment, valuation of deferred contingent consideration, valuation of the reclamation liability and valuation of stock-based compensation. Other areas requiring estimates include allocations of expenditures, depletion, and amortization of mineral rights and properties. Actual results could differ from those estimates.

Foreign Currency Translation

The reporting currency of the Company, including its subsidiaries, is the United States dollar. The financial statements of subsidiaries located outside of the U.S. are measured in their functional currency, which is the local currency. The functional currency of the parent (Western Uranium & Vanadium Corp. (Ontario)) is the Canadian dollar. The functional currency of the subsidiaries is the United States dollar. Monetary assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Transactions denominated in currencies other than the functional currency are recorded based on the exchange rates at the time of the transaction. Income and expense items are translated using average monthly exchange rates. Non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in “Accumulated other comprehensive loss” in the consolidated balance sheets.

Segment Information

The Company identifies its operating segments in accordance with Accounting Standards Codification 280, Segment Reporting, or ASC 280. Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources. Accordingly, the Company has determined it operates and manages its business in a single reportable operating segment.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents at December 31, 2023 and 2022.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, CONTINUED

Restricted Cash

Certain cash balances are restricted as they relate to deposits with banks that have been assigned to state reclamation authorities in the United States to secure various reclamation guarantees with respect to mineral properties in Utah and Colorado. As these funds are not available for general corporate purposes and secure the long term reclamation liability (see Note 4), they have been separately disclosed and classified as long-term for the majority of the Company’s mines. As of December 31, 2023 and 2022, the Company has determined that the Van 4 Mine is now considered to be in reclamation. The Company recognized the Van 4 Mine’s reclamation liability and its restricted cash in full on the Company’s consolidated balance sheets as current.

Property, Plant & Equipment and Mineral Properties, Net

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method.

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

Fair Values of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash – current portion, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. Marketable securities are adjusted to fair value at each balance sheet date based on quoted prices which are considered level 1 inputs. The Company’s operating and financing activities are conducted primarily in Canadian dollars, and as a result, the Company is subject to exposure to market risks from changes in foreign currency rates. The carrying amount of restricted cash – net of current portion, approximates fair value as the accounts earn interest at market rates. The Company is exposed to credit risk through its cash and restricted cash but mitigates this risk by keeping these deposits at major financial institutions.

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

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of December 31, 2023	$385	$-	$-

Marketable securities as of December 31, 2022	$612	$-	$-

Impairment of Long-Lived Assets

The Company reviews and evaluates its long-lived assets and Kinetic Separation technology for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected uranium prices (considering current and historical prices, trends, and related factors), production levels, operating costs of production, and capital, restoration and reclamation costs, based upon the projected remaining future uranium production from each project. The Company’s long-lived assets (which include its mineral assets and Kinetic Separation intellectual property) were acquired during the end of 2014 and in 2015 in arms-length transactions. As of December 31, 2023, the Company evaluated the total estimated future cash flows on an undiscounted basis for its mineral properties and Kinetic Separation intellectual property and determined that no impairment was deemed to exist. Estimates and assumptions used to assess recoverability of the Company’s long-lived assets and to measure fair value of the Company’s uranium properties are subject to risk uncertainty. Changes in these estimates and assumptions could result in the impairment of the Company’s long-lived assets. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is more than 50 percent likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2023 and 2022, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2023 and 2022. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals, or material deviations from its position.

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

Net loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of net loss per share for each of the years ended December 31, 2023 and 2022 is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2023	2022
Warrants to purchase common shares	10,804,539	9,362,076
Options to purchase common shares	4,917,666	4,306,334
Total potentially dilutive securities	15,722,205	13,668,410

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 - Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of December 31, 2023 include: The San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of December 31, 2023 include Hansen, North Hansen and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County, Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, and Wyoming. All of the mining assets represent properties which have previously been mined, to different degrees, for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s property, plant & equipment and mineral properties, net and kinetic separation intellectual property are:

		As of December 31,
	Estimated Useful Lives	2023	2022
Mineral properties	N/A	$11,688,841	$11,663,841
Mining equipment	5 years	2,345,055	821,691
Vehicles	5 years	549,703	230,400
Construction in progress	N/A	312,384	72,468
Land	N/A	351,957	75,000
Total property, plant & equipment and mineral properties		$15,247,940	$12,863,400
Less: accumulated depreciation		321,651	64,496
Property, plant & equipment and mineral properties, net		$14,926,289	$12,798,904

Kinetic separation intellectual property		$9,488,051	$9,488,051

Property, plant & equipment and mineral properties, net

During the years ended December 31, 2023 and 2022, Western made purchases of $2,404,440 and $1,045,638, which principally consisted of mining equipment and vehicles, to increase mining capacity and land for the mineral processing facility. During the year ended December 31, 2023, depreciation expense was $262,832, which was included in mining expenditures on the Company’s consolidated statements of operations and other comprehensive loss. During the year ended December 31, 2022, depreciation expense was $26,877, which was included in general and administrative expenses on the Company’s consolidated statements of operations and other comprehensive loss.

Oil and Gas Lease and Easement

In 2017, the Company entered into an oil and gas lease that became effective with respect to minerals and mineral rights owned by the Company of approximately 160 surface acres of the Company’s property in Colorado. As consideration for entering into the lease, the lessee has agreed to pay the Company a royalty from the lessee’s revenue attributed to oil and gas produced, saved, and sold attributable to the net mineral interest. The Company has also received cash payments from the lessee related to the easement that the Company is recognizing incrementally over the eight year term of the easement.

On June 23, 2020, the operator elected to extend the oil and gas lease easement for three additional years through July 2023. This was done to provide additional time in order to complete well construction and commence oil and gas production. During 2021, the operator completed a first set of eight (8) wells which commenced oil and gas production by August 2021. During 2022, the operator completed a second set of eight (8) wells which commenced oil and gas production by August 2022. All sixteen (16) wells remain in production and monthly royalty payments will be ongoing in perpetuity as long as oil and/or gas are produced from the pooled unit containing these sixteen (16) wells.

During the years ended December 31, 2023 and 2022 the Company recognized aggregate revenue of $431,065 and $635,363, respectively, under these oil and gas lease arrangements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 - PROPERTY, PLANT & EQUIPMENT AND MINERAL PROPERTIES, NET AND KINETIC SEPARATION INTELLECTUAL PROPERTY, continued

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties to be $751,444 and $751,405 as of December 31, 2023 and 2022, respectively. The portion of the reclamation liability related to the Van 4 Mine, which is in reclamation as of December 31, 2023, and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. During the year ended December 31, 2023, the Company’s internal mining operations team has been performing the reclamation work, and the State of Colorado has not yet reduced the reclamation liability amount. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of December 31, 2023 and 2022 were $241,562 and $225,219, respectively. The gross reclamation liabilities as of December 31, 2023 and 2022 are secured by financial warranties in the amount of $751,444 and $751,405, respectively.

Reclamation liability activity for the years December 31, 2023 and 2022 consists of:

	For the Years Ended December 31,
	2023	2022
Beginning balance at January 1	$300,276	$271,620
Adjustment to reclamation liability	4,035	-
Accretion	12,308	28,656
Ending Balance at December 31	$316,619	$300,276
Less: Reclamation liability, current portion	75,057	75,057
Reclamation liability, net of current portion	$241,562	$225,219

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 - PROPERTY, PLANT & EQUIPMENT AND MINERAL PROPERTIES, NET AND KINETIC SEPARATION INTELLECTUAL PROPERTY, continued

Sunday Mine Complex Permitting Status

On February 4, 2020, the Colorado Division of Reclamation, Mining and Safety (the “DRMS”) sent a Notice of Hearing to Declare Termination of Mining Operations related to the status of the mining permits issued by the state of Colorado for the Sunday Mine Complex. At issue was the application of an unchallenged Colorado Court of Appeals Opinion for a separate mine (Van 4) with very different facts that are retroactively modifying DRMS rules and regulations. The Company maintains that it was timely in meeting existing rules and regulations. The hearing was scheduled to be held during several monthly Colorado Mined Land Reclamation Board (the “MLRB”) Board meetings, but this matter was delayed several times. The permit hearing was held during the MLRB Board monthly meeting on July 22, 2020. At issue was the status of the five existing permits which comprise the Sunday Mine Complex. Due to COVID-19 restrictions, the hearing took place utilizing a virtual-only format. The Company prevailed in a 3 to 1 decision which acknowledged that the work completed at the Sunday Mine Complex under DRMS oversight was timely and sufficient for Western to maintain these permits. In a subsequent July 30, 2020 letter, the DRMS notified the Company that the status of the five permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz) had been changed to “Active” status effective June 10, 2019, the original date on which the change of the status was approved. On August 23, 2020, the Company initiated a request for Temporary Cessation status for the Sunday Mine Complex as the mines had not been restarted within a 180-day window due to the direct and indirect impacts of the COVID-19 pandemic. Accordingly, a permit hearing was scheduled for October 21, 2020 to determine Temporary Cessation status. In a unanimous vote, the MLRB approved Temporary Cessation status for each of the five Sunday Mine Complex permits (Sunday, West Sunday, St. Jude, Carnation, and Topaz). On October 9, 2020, the MLRB issued a board order which finalized the findings of the July 22, 2020 permit hearing. On November 10, 2020, the MLRB issued a board order which finalized the findings of the October 21, 2020 permit hearing. On November 6, 2020, the MLRB signed an order placing the five Sunday Mine Complex mine permits into Temporary Cessation. On November 12, 2020, a coalition of environmental groups (the “Plaintiffs”) filed a complaint against the MLRB seeking a partial appeal of the July 22, 2020 decision by requesting termination of the Topaz Mine permit. On December 15, 2020, the same coalition of environmental groups amended their complaint against the MLRB seeking a partial appeal of the October 21, 2020 decision requesting termination of the Topaz Mine permit. The Company has joined with the MLRB in defense of their July 22, 2020 and October 21, 2020 decisions. On May 5, 2021, the Plaintiffs in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz Mine permit. The MLRB and the Company were to respond with an answer brief within 35 days on or before June 9, 2021, but instead sought a settlement. The judicial review process was delayed as extensions were put in place until August 20, 2021. A settlement was not reached, and the MLRB and the Company submitted answer briefs on August 20, 2021. The Plaintiff submitted a reply brief on September 10, 2021. On March 1, 2022, the Denver District Court reversed the MLRB’s orders regarding the Topaz Mine and remanded the case back to MLRB for further proceedings consistent with its order. The Company and the MLRB had until April 19, 2022 to appeal the Denver District Court’s ruling. Neither the Company nor the MLRB appealed the Denver District Court ruling. Subsequently on March 20, 2023, the MLRB issued a board order for the Company to commence final reclamation, which upon completion will terminate mining operations at the Topaz Mine. Reclamation is to commence immediately at the Topaz Mine and is to be completed within five years by March 2028. The Company is currently working toward the completion of an updated Topaz Mine Plan of Operations which is a separate federal requirement of the BLM for the conduct of mining activities on the federal land at the Topaz Mine and needed to re-permit the Topaz Mine with Colorado’s DRMS. The review of Western’s most recent submission continues to be delayed due to staff turnover at the BLM.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 - PROPERTY, PLANT & EQUIPMENT AND MINERAL PROPERTIES, NET AND KINETIC SEPARATION INTELLECTUAL PROPERTY, continued

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

NOTE 5 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of December 31,
	2023	2022
Trade accounts payable	$562,831	$403,705
Accrued liabilities	198,292	147,910
Total accounts payable and accrued liabilities	$761,123	$551,615

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

NOTE 7 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to ratably receive such dividends, if any, as may be declared by the board of directors, out of legally available funds. Upon the liquidation, dissolution, or winding down of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of December 31, 2023 and 2022, an unlimited number of common shares were authorized for issuance.

Private Placements

On January 20, 2022, the Company closed a non-brokered private placement of 2,495,575 units at a price of CAD $1.60 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $3,992,920 (USD $3,134,417 as of December 31, 2022). Issuance costs, consisting principally of commissions and legal fees, were CAD $153,247 (USD $122,539 as of December 31, 2022). Each unit consisted of one common share plus one common share purchase warrant. Each warrant entitled the holder to purchase one common share at a price of CAD $2.50 per common share for a period of three years following the closing date of the private placement. A total of 2,495,575 common shares and warrants to purchase 2,495,575 common shares were issued to investors and warrants to purchase 98,985 common shares were issued to broker dealers in connection with the private placement.

On December 12, 2023, the Company closed a non-brokered private placement of 5,215,828 units at a price of CAD $1.39 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $7,250,000 (USD $5,324,989 as of December 31, 2023). Issuance costs, consisting principally of commissions and legal fees, were CAD $661,912 (USD $488,122 as of December 31, 2023). Each unit consisted of one common share plus one half of one warrant. Each warrant is exercisable into one share at a price of CAD $1.88 per common share for a period of four years following the closing date of the private placement. A total of 5,215,828 common shares and warrants to purchase 2,607,913 common shares were issued to investors in connection with the private placement.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 7 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Warrant Exercises

During the years ended December 31, 2023 and 2022, an aggregate of 1,165,450 and 2,020,351 warrants were exercised for total proceeds of $1,004,044 and $2,620,395, respectively.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of December 31, 2023, a total of 50,002,089 common shares were outstanding. As of December 31, 2023, the maximum number of stock options eligible to be issued under the Plan would be 5,000,208, and net of 4,917,666 options outstanding as of December 31, 2023, there remain 82,543 stock options available to be issued under the Plan.

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

Stock Options

On February 10, 2022, the Company granted options under the Plan for the purchase of an aggregate of 900,000 common shares to five individuals consisting of directors and officers of the Company. The options have a five year term, an exercise price of CAD $1.76 (US $1.39 as of December 31, 2023) and vest equally in thirds commencing initially on the date of grant and thereafter on April 1, 2022, and July 1, 2022.

On October 31, 2022, the Board of Directors granted options under the Plan for the purchase of an aggregate of 1,665,000 common shares to individuals consisting of directors and officers of the Company. Each of these options have a five year term, an exercise price of CAD $1.60 (US $1.17 as of December 31, 2023) and vest equally in two installments beginning on the date of grant and thereafter on April 30, 2023.

On December 20, 2023, the Board of Directors granted options under the Plan for the purchase of an aggregate of 1,525,000 common shares to individuals consisting of directors and officers of the Company. Each of these options have a term which ends five years from the vesting date, an exercise price of CAD $1.60 (US $1.20 as of December 31, 2023) and vest equally in thirds on January 31, 2024, July 31, 2024 and January 31, 2025.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 7 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options, (continued)

During the year ended December 31, 2022, the Company issued 13,517 shares of common stock pursuant to the cashless exercise of an option to purchase 50,000 shares of common stock with an exercise price of CAD $1.00 (USD $0.74 as of December 31, 2022).

During the year ended December 31, 2023, the Company issued 18,246 shares of common stock pursuant to the cashless exercise of an option to purchase 50,000 shares of common stock with an exercise price of CAD $1.00 (USD $0.75 as of December 31, 2023).

The Company utilized the Black-Scholes option pricing model to determine the fair value of these stock options, using the assumptions as outlined below:

	For the years ended
	December 31, 2023	December 31, 2022
Stock Price	CAD $1.56	CAD $1.44 - $1.76
Exercise Price	CAD $1.60	CAD $1.60 - $1.76
Dividend Yield	0%	0%
Expected Volatility	90.9% - 96.1%	103.3% - 108.4%
Weighted Average Risk-Free Interest Rate	4.06%	1.61% - 4.45%
Expected life (in years)	2.62 – 3.62	2.6

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding – January 1, 2023	4,306,334	$1.24	3.35	$60,965
Granted	1,525,000	1.20
Expired	(863,668)	1.57
Exercised	(50,000)	0.79
Outstanding – December 31, 2023	4,917,666	$1.22	3.85	$214,875
Exercisable – December 31, 2023	3,392,666	$1.22	3.08	$214,875

The weighted average grant date fair value per share was $0.72 for each of the years ended December 31, 2023 and 2022.

The Company’s stock-based compensation expense related to stock options for the year ended December 31, 2023 was $429,429, of which $78,874 and $350,555 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense related to stock options for the year ended December 31, 2022 was $1,566,520, which was included in general and administrative expenses on the Company’s consolidated statements of operations and other comprehensive loss. As of December 31, 2023 and 2022, the Company had $975,101 and $364,095 of unamortized stock option expense, respectively.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 7 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value

Outstanding – January 1, 2023	9,362,076	$1.19	1.43	$27,227
Issued	2,607,913	1.42
Exercised	(1,165,450)	0.88
Expired/Forfeited	-	-
Outstanding – December 31, 2023	10,804,539	$1.30	1.31	$1,576,511
Exercisable – December 31, 2023	10,804,539	$1.30	1.31	$1,576,511

Note 8 – Mining Expenditures

	For the Years Ended December 31,
	2023	2022
Mining costs	$1,453,063	$471,622
Labor and related benefits	1,383,074	-
Permits	107,989	282,851
Royalties	7,453	7,860
	$2,951,579	$762,333

NOTE 9 – Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $340,650 as of December 31, 2023) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. The Company assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $340,650 and $340,252 as of December 31, 2023 and 2022, respectively.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. The Company incurred rent expense of $71,700 and $55,198 in connection with these arrangements for the years ended December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023, the Company purchased equipment from Silver Hawk Ltd. for $25,800.

The Company is obligated to pay Mr. Glasier for reimbursable expenses in the amount of $84,040 and $87,221, included within accounts payable and accrued liabilities, as of December 31, 2023 and 2022, respectively.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 10 – Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
Deferred tax assets:	2023	2022
Net operating loss carryovers	$6,985,894	$5,708,411
Marketable securities	13,646	16,094
Accrued expenses	-	35,681
Amortization capitalized cost	925,249	725,959
Unrealized foreign exchange	20,192	64,761
Accretion expense	9,899	8,639
Deferred tax assets, gross	7,954,880	6,559,545

Less: valuation allowance	(5,602,952)	(3,688,584)
Deferred tax assets, net	2,351,928	2,870,961

Deferred tax liabilities:
Property and equipment	(4,758,757)	(5,314,338)
Amortization annual expense	(302,058)	(265,510)

Deferred tax liabilities, net	$(2,708,887)	$(2,708,887)

The change in the Company’s valuation allowance is as follows:

	For the Years Ended December 31,
	2023	2022
Beginning of year	$3,688,584	$3,488,821
Increase in valuation allowance	1,914,368	199,763
End of year	$5,602,952	$3,688,584

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 10 – Income Taxes, CONTINUED

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory federal income tax rate to income from operations before the provision for income taxes is as follows:

	For the Years Ended December 31,
	2023	2022
U.S. federal statutory rate	(21.0)%	(21.0)%
State and foreign taxes	0%	(3.8)%
Permanent differences
Stock-based compensation	1.9%	37.4%
Other	0%	1.0%
True-up to prior years return	(24.4)%	(32.9)%
Valuation allowance	40.3%	19.3%
Other	3.2%	0%
Effective income tax rate	0%	0%

The Company has net operating loss carryovers of approximately $33,266,164 for federal and state income tax purposes and net operating loss carryovers of $12,443,418 for Canadian provincial tax purposes which begin to expire in 2026. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company.

Based on losses from inception, the Company determined that as of December 31, 2023 it is more likely than not that the Company will not realize benefits from the deferred tax assets. The Company does not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a deferred tax asset valuation allowance of $5,602,952 and $3,688,584 was required as of December 31, 2023 and 2022, respectively.

Internal Revenue Code (“IRC”) Section 382 imposes limitations on the use of net operating loss carryovers when the share ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis over a period of three years by more than 50 percentage points. Management cannot control any ownership changes that occur. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. The Company has not performed an analysis to determine whether or not such has occurred during either of the years ended December 31, 2023 and 2022. If such ownership change under IRC section 382 had occurred, such change would substantially limit the Company’s ability to utilize its net operating loss carryforwards in the future.

NOTE 11 – FINANCIAL INSTRUMENTS

Fair Values

The Company’s financial instruments consist of cash and cash equivalents, restricted cash – current, accounts payable and accrued liabilities. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s financial instruments also incorporate marketable securities that are adjusted to fair value at each balance sheet date based on quoted prices which are considered level 1 inputs. The reclamation deposits, which are reflected in restricted cash on the consolidated balance sheets, are deposits mainly invested in interest bearing certificates of deposit at major financial institutions, and their fair values are estimated to approximate their carrying values. There were no transfers of financial instruments between Levels 1, 2, and 3 during the years ended December 31, 2023 and 2022.

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

Liquidity Risk

Liquidity risk is the risk that the Company’s consolidated cash flows from operations will not be sufficient for the Company to continue operating and discharge is liabilities. The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to obtain financing, either in the form of debt or equity, or achieve profitable operations in order to satisfy its liabilities as they come due. As of December 31, 2023, the Company had working capital of $8,970,434 and cash and cash equivalents of $9,217,585.

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

NOTE 12 – SUBSEQUENT EVENTS

Exercise of Warrants

During the first quarter of 2024, warrants were exercised for the purchase of 5,198,540 shares of common stock with total proceeds of CAD $6,238,248.

Joint Venture

During February 2024, PRM entered into a joint venture agreement with Rimrock Exploration and Development Inc. (“Rimrock”) to explore, develop and mine (the “Mining Operations”) certain uranium and vanadium permitted mines and mining claims located in Colorado and owned by Rimrock (the “JV”). Pursuant to the terms of the JV, Rimrock will contribute all assets into the JV and PRM will contribute $200,000 (the “Initial Contribution”) to be used to fund the Mining Operations. Thereafter, each party will own a 50% interest in all assets of the JV. During the initial phase of the JV, Rimrock will be the operator and the permits and licenses for the operator will remain in the name of Rimrock. The JV intends to sell the mined material to the Company under terms to be determined. During the term of the JV, PRM will pay the costs of the Mining Operations and will be entitled to recover 50% of such costs subsequent to the contribution of the full amount of the Initial Contribution. The JV will fund the recovery payments to be made to PRM from the proceeds of the sale of mined material. On February 20, 2024 and April 11, 2024, PRM funded $50,000 and $53,931, respectively, of the Initial Contribution.