Form 10-Q
period 2024-03-31
Western Uranium & Vanadium Corp.
filed 2024-05-20
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 17, 2024, 55,223,113 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in USD)

(Unaudited)

	As of
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$11,526,118	$9,217,585
Restricted cash, current portion	75,075	75,075
Prepaid expenses	252,751	382,314
Marketable securities	566	385
Other current assets	132,331	131,255
Total current assets	11,986,841	9,806,614

Restricted cash, net of current portion	676,442	676,369
Property, plant & equipment and mineral properties, net	15,216,339	14,926,289
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$37,367,673	$34,897,323

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$734,255	$761,123
Reclamation liability, current portion	75,057	75,057
Total current liabilities	809,312	836,180

Reclamation liability, net of current portion	244,557	241,562
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	325,800	340,650

Total liabilities	4,088,556	4,127,279

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 55,223,419 and 50,002,395 shares issued as of March 31, 2024 and December 31, 2023, respectively, and 55,223,113 and 50,002,089 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	54,790,230	49,661,910
Treasury shares, 306 shares held in treasury as of March 31, 2024 and December 31, 2023	-	-
Accumulated deficit	(21,294,745)	(18,817,857)
Accumulated other comprehensive loss	(216,368)	(74,009)
Total shareholders’ equity	33,279,117	30,770,044
Total liabilities and shareholders’ equity	$37,367,673	$34,897,323

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Revenues	$54,273	$165,975

Expenses
Mining expenditures	1,308,879	605,104
Professional fees	112,690	87,096
General and administrative	966,245	613,365
Consulting fees	193,426	737
Total operating expenses	2,581,240	1,306,302

Operating loss	(2,526,967)	(1,140,327)

Accretion and interest income, net	(50,079)	(35,296)
Other income, net	-	(1,500)

Net loss	(2,476,888)	(1,103,531)

Other comprehensive (loss) income
Foreign currency translation adjustment	(142,359)	6,314

Comprehensive loss	$(2,619,247)	$(1,097,217)

Net loss per share - basic and diluted	$(0.05)	$(0.03)

Weighted average shares outstanding - basic and diluted	52,539,766	43,602,565

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

(Unaudited)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Total

Balance as of January 1, 2024	50,002,089	$49,661,910	306	$-	$(18,817,857)	$(74,009)	$30,770,044

Foreign currency translation adjustment	-	-	-	-	-	(142,359)	(142,359)
Proceeds from the exercise of warrants	5,198,540	4,605,458	-	-	-	-	4,605,458
Stock-based compensation - stock options	-	522,862	-	-	-	-	522,862
Cashless exercise of stock options	22,484	-	-	-	-	-	-
Net loss	-	-	-	-	(2,476,888)	-	(2,476,888)

Balance as of March 31, 2024	55,223,113	$54,790,230	306	$-	$(21,294,745)	$(216,368)	$33,279,117

Balance as of January 1, 2023	43,602,565	$43,394,303	306	$-	$(13,875,263)	$(261,132)	29,257,908

Foreign currency translation adjustment	-	-	-	-	-	6,314	6,314
Stock-based compensation - stock options	-	252,742	-	-	-	-	252,742
Net loss	-	-	-	-	(1,103,531)	-	(1,103,531)

Balance as of March 31, 2023	43,602,565	43,647,045	306	-	(14,978,794)	(254,818)	28,413,433

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows Used In Operating Activities:
Net loss	$(2,476,888)	$(1,103,531)
Reconciliation of net loss to cash used in operating activities:
Depreciation	113,319	43,618
Accretion of reclamation liability	2,995	2,742
Stock-based compensation	516,515	252,742
Change in marketable securities	(181)	45
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	128,487	186,676
Accounts payable and accrued liabilities	(26,868)	9,334
Deferred revenue	-	(16,155)
Contingent consideration	(14,850)	(5,385)
Net cash used in operating activities	(1,757,471)	(629,914)

Cash Flows Used In Investing Activities
Purchase of property, plant & equipment and mineral properties	(403,369)	(623,623)
Net cash used in investing activities	(403,369)	(623,623)

Cash Flows Provided By Financing Activities
Proceeds from warrant exercises	4,605,458	-
Net cash provided by financing activities	4,605,458	-

Effect of foreign exchange rate on cash	(136,012)	6,314

Net increase (decrease) in cash and cash equivalents and restricted cash	2,308,606	(1,247,223)

Cash and cash equivalents and restricted cash - beginning	9,969,029	10,433,538

Cash and cash equivalents and restricted cash - ending	$12,277,635	$9,186,315

Cash and cash equivalents	$11,526,118	$8,434,891
Restricted cash, current portion	75,075	75,057
Restricted cash, noncurrent	676,442	676,367
Total cash and cash equivalents and restricted cash	$12,277,635	$9,186,315

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

Note 2 – Liquidity and going concern

With the exception of the quarter ended June 30, 2022, the Company has incurred losses from its operations. During the three months ended March 31, 2024, the Company generated a net loss of $2,476,888. The Company expects to generate operating losses for the foreseeable future as it incurs expenses to bring its mineral processing facility online and further expand mining operations. As of March 31, 2024, the Company had an accumulated deficit of $21,294,745 and working capital of $11,177,529.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. During the three months ended March 31, 2024, the Company received $4,605,458 in proceeds from the exercise of its common share warrants. On December 12, 2023, the Company closed a non-brokered private placement of 5,215,828 units at a price of $1.02 (CAD $1.39) per unit. The aggregate gross proceeds raised in the private placement amounted to $5,324,988 (CAD $7,250,000) and net proceeds amounted to $4,836,867 (CAD $6,588,089). During the year ended December 31, 2023, the Company received $1,004,044 in proceeds from the exercise of its common share warrants.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. However, in the opinion of management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these condensed interim consolidated financial statements. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2023, as filed with the SEC on April 16, 2024. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 notwithstanding its foreign private issuer status. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2024.

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

The Company reports operating and financial results in a single segment based on the consolidated information used by the chief operating decision maker (“CODM”) in evaluating the financial performance of its business and allocating resources. This single segment reflects the Company’s core business: produce critical minerals. As the Company has one reportable segment, net loss, total assets and working capital are equal to consolidated results.

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

Exploration Stage and Mineral Properties, continued

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
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)
(Unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies, CONTINUED

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents at March 31, 2024 and December 31, 2023.

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

Restricted Cash

Certain cash balances are restricted as they relate to deposits with banks that have been assigned to state reclamation authorities in the United States to secure various reclamation guarantees with respect to mineral properties in Utah and Colorado. As these funds are not available for general corporate purposes and secure the long term reclamation liability (see Note 4), they have been separately disclosed and classified as long-term for the majority of the Company’s mines. As of March 31, 2024 and December 31, 2023, the Company has determined that the Van 4 Mine is considered to be in reclamation. The Company recognized the Van 4 Mine’s reclamation liability and its restricted cash in full on the Company’s condensed interim consolidated balance sheets as current.

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

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of March 31, 2024	$566	$-	$-

Marketable securities as of December 31, 2023	$385	$-	$-

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of net loss per share for each of the three months ended March 31, 2024 and 2023 is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2024	2023
Warrants to purchase common shares	5,578,739	9,362,076
Options to purchase common shares	4,548,334	4,098,000
Total potentially dilutive securities	10,127,073	13,460,076

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)
(Unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU requires annual and interim disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss as well as the amount and composition of other segment items. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is still evaluating the full extent of the potential impact of the adoption of ASU 2023-09, but believes it will not have a material impact on its condensed interim consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09 – Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The standard is effective for public companies for annual periods beginning after December 15, 2024. Early adoption is available. The Company is still evaluating the full extent of the potential impact of the adoption of ASU 2023-09, but believes it will not have a material impact on its condensed interim consolidated financial statements and disclosures.

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of March 31, 2024 include: The San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of March 31, 2024 include: Hansen, North Hansen and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County, Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, and Wyoming. All of the mining assets represent properties which have previously been mined, to different degrees, for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s property, plant & equipment and mineral properties, net and kinetic separation intellectual property are:

	Estimated Useful Lives	As of March 31, 2024	As of December 31, 2023
Mineral properties	N/A	$11,688,841	$11,688,841
Mining equipment	5 years	2,580,166	2,345,055
Vehicles	5 years	746,462	549,703
Software	5 years	9,120	-
Construction in progress	N/A	274,033	312,384
Land	N/A	351,957	351,957
Total property, plant & equipment and mineral properties		$15,650,579	$15,247,940
Less: accumulated depreciation		434,240	321,651
Property, plant & equipment and mineral properties, net		$15,216,339	$14,926,289

Kinetic separation intellectual property		$9,488,051	$9,488,051

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)
(Unaudited)

NOTE 4 – PROPERTY, PLANT & EQUIPMENT AND MINERAL PROPERTIES, NET AND KINETIC SEPARATION INTELLECTUAL PROPERTY, continued

Property, plant & equipment and mineral properties, net

During the three months ended March 31, 2024 and 2023, Western made purchases of $403,369 and $623,623, which principally consisted of mining equipment and vehicles, to increase mining capacity and land for the mineral processing facility. During the three months ended March 31, 2024, depreciation expense was $113,319, which was included in mining expenditures on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. During the three months ended March 31, 2023, depreciation expense was $43,618, which was included in mining expenditures on the Company’s condensed interim consolidated statements of operations and other comprehensive loss.

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

During the three months ended March 31, 2024 and 2023 the Company recognized aggregate revenue of $54,273 and $165,975, respectively, under these oil and gas lease arrangements.

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties to be $751,517 and $751,444 as of March 31, 2024 and December 31, 2023, respectively. The portion of the reclamation liability related to the Van 4 Mine, which is in reclamation as of March 31, 2024, and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. During the three months ended March 31, 2024, the Company’s internal mining operations team has been performing the reclamation work, and the State of Colorado has not yet reduced the reclamation liability amount. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of March 31, 2024 and December 31, 2023 were $244,557 and $241,562, respectively. The gross reclamation liabilities as of March 31, 2024 and December 31, 2023 are secured by financial warranties in the amount of $751,517 and $751,444, respectively.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)
(Unaudited)

NOTE 4 – PROPERTY, PLANT & EQUIPMENT AND MINERAL PROPERTIES, NET AND KINETIC SEPARATION INTELLECTUAL PROPERTY, continued

Reclamation Liabilities, continued

Reclamation liability activity for the three months ended March 31, 2024 and 2023 consists of:

	For the Three Months Ended March 31,
	2024	2023
Beginning balance at January 1	$316,619	$300,276
Accretion	2,995	2,742
Ending Balance at March 31	$319,614	$303,018
Less: Reclamation liability, current portion	75,057	75,057
Reclamation liability, net of current portion	$244,557	$227,961

Topaz Mine Permitting Status

In November 2020 and December 2020, a coalition of environmental groups (the “Plaintiffs”) filed a complaint against the Mined Land Reclamation Board (“MLRB”) seeking partial appeals of prior MLRB decisions, requesting the termination of the Topaz Mine permit. The Company joined with the MLRB in defense of those decisions. On May 5, 2021, the Plaintiffs in the Topaz Appeal filed an opening brief with the Denver District Court seeking to overturn the July 22, 2020 and October 21, 2020 MLRB permit hearing decisions on the Topaz Mine permit. The MLRB and the Company sought a settlement with the Plaintiffs. A settlement was not reached, and the MLRB and the Company submitted answer briefs on August 20, 2021. The Plaintiffs submitted a reply brief on September 10, 2021. On March 1, 2022, the Denver District Court reversed the MLRB’s orders regarding the Topaz Mine and remanded the case back to the MLRB for further proceedings consistent with its order. Subsequently on March 20, 2023, the MLRB issued a board order for the Company to commence final reclamation, which upon completion will terminate mining operations at the Topaz Mine. Reclamation commenced immediately at the Topaz Mine and is to be completed within five years by March 2028. The Company is currently working toward the completion of an updated Topaz Mine Plan of Operations which is a separate federal requirement of the Bureau of Land Management (“BLM”) for the conduct of mining activities on the federal land at the Topaz Mine and needed to re-permit the Topaz Mine with Colorado’s DRMS. The review of Western’s most recent submission continues to be delayed due to staff turnover at the BLM.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)
(Unaudited)

NOTE 4 – PROPERTY, PLANT & EQUIPMENT AND MINERAL PROPERTIES, NET AND KINETIC SEPARATION INTELLECTUAL PROPERTY, continued

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

NOTE 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of
	March 31, 2024	December 31, 2023
Trade accounts payable	$504,935	$562,831
Accrued liabilities	229,320	198,292
Total accounts payable and accrued liabilities	$734,255	$761,123

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)
(Unaudited)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to ratably receive such dividends, if any, as may be declared by the board of directors, out of legally available funds. Upon the liquidation, dissolution, or winding down of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of March 31, 2024 and December 31, 2023, an unlimited number of common shares were authorized for issuance.

Warrant Exercises

During the three months ended March 31, 2024, an aggregate of 5,198,540 warrants were exercised for total proceeds of $4,605,458 (CAD $6,238,248). There were no warrant exercises during the three months ended March 31, 2023.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of March 31, 2024, a total of 55,223,113 common shares were outstanding. As of March 31, 2024, the maximum number of stock options eligible to be issued under the Plan would be 5,522,311, and net of 4,548,334 options outstanding as of March 31, 2024, there remain 973,977 stock options available to be issued under the Plan.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)
(Unaudited)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options

During the three-months ended March 31, 2024, the Company issued 22,484 shares of common stock pursuant to the cashless exercise of 41,666 stock options with an exercise price of $0.79 (CAD $1.03).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding – January 1, 2024	4,917,666	$1.22	3.85	$214,875
Granted	-	-
Expired	(327,666)	1.66
Exercised	(41,666)	0.79
Outstanding – March 31, 2024	4,548,334	$1.19	3.89	$758,349
Exercisable – March 31, 2024	3,531,662	$1.18	3.40	$608,192

There were no stock option granted during the three months ended March 31, 2024.

The Company’s stock-based compensation expense related to stock options for the three months ended March 31, 2024 was $516,515, of which $143,946 and $372,569 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense related to stock options for the three months ended March 31, 2023 was $252,742, of which $41,330 and $211,412 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. As of March 31, 2024, there was approximately $485,853 of unrecognized share-based compensation for unvested stock option grants, which is expected to be recognized over a weighted average period of 0.59 years.

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value

Outstanding – January 1, 2024	10,804,539	$1.30	1.31	$1,576,511
Issued	-	-
Exercised	(5,198,540)	0.89
Expired/Forfeited	(27,260)	0.89
Outstanding – March 31, 2024	5,578,739	$1.63	2.15	$-
Exercisable – March 31, 2024	5,578,739	$1.63	2.15	$-

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Stated in USD)
(Unaudited)

Note 7 – Mining Expenditures

	For the Three Months Ended March 31,
	2024	2023
Mining costs	$620,017	$276,139
Labor and related benefits	662,763	298,866
Permits	26,099	27,946
Royalties	-	2,153
	$1,308,879	$605,104

Joint Venture

During February 2024, PRM entered into a joint venture agreement with Rimrock Exploration and Development Inc. (“Rimrock”) to explore, develop and mine (the “Mining Operations”) certain uranium and vanadium permitted mines and mining claims located in Colorado and owned by Rimrock (the “JV”). Pursuant to the terms of the JV, Rimrock will contribute certain assets into the JV and PRM will contribute $200,000 (the “Initial Contribution”) to be used to fund the Mining Operations. Thereafter, each party will own a 50% interest in the assets of the JV. During the initial phase of the JV, Rimrock will be the operator and the permits and licenses for the operator will remain in the name of Rimrock. The JV intends to sell the mined material to the Company under terms to be determined. During the term of the JV, PRM will pay the costs of the Mining Operations and will be entitled to recover 50% of such costs subsequent to the contribution of the full amount of the Initial Contribution. The JV will fund the recovery payments to be made to PRM from the proceeds of the sale of mined material. On February 20, 2024, PRM funded $50,000 of the Initial Contribution, which was expensed to mining expenditures within the condensed interim consolidated statements of operations and other comprehensive loss and reflected within mining cost in the table above. Subsequently on April 11, 2024, PRM funded an additional $53,931 to the JV.

NOTE 8 – Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $325,800 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. The Company assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $325,800 and $340,650 as of March 31, 2024 and December 31, 2023, respectively.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. The Company incurred rent expense of $23,525 and $17,925 in connection with these arrangements for the three months ended March 31, 2024 and 2023, respectively.

The Company is obligated to pay Mr. Glasier for reimbursable expenses in the amount of $15,482 and $84,040, included within accounts payable and accrued liabilities, as of March 31, 2024 and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information disclosed in this quarterly report, and the information incorporated by reference herein, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

During the three months ended March 31, 2024 and 2023, we recognized aggregate revenue of $54,273 and $165,975, respectively, under these oil and gas lease arrangements.

Sunday Mine Complex Project Update

Western continues to ramp up operations to achieve its annualized production target of 1 million pounds of uranium and 6 million pounds of vanadium. At the beginning of 2024, Western expanded the Sunday Mine Complex mining operations by deploying two alternating mining crews and two alternating drilling teams who operate seven days a week. Following the expansion of infrastructure deeper into the West Sunday Mine, the mining teams commenced driving a drift approximately 2,700 feet to the Leonard & Clark deposit. So far, the teams have drifted approximately 317 feet and are now deploying a jumbo drill to increase progress.

The drilling teams continue to define additional mining areas utilizing underground horizontal drilling. Between January 25th and March 31st, the team has drilled a total of 8,170 linear feet with 43 long hole drill targets at three separate areas of the GMG deposit.

Nuclear Fuel and Uranium Effect from the Russian Invasion of Ukraine

The start of the Russia/Ukraine war created extraordinary volatility in uranium markets during the first half of 2022. At the peak, the spot price was at an 11 year high. Prior to the invasion on February 24, 2022, uranium spot prices were in the $43 per pound range and rose to slightly over $63 per pound by April 2022; an increase of approximately $20 per pound. Later in May 2022 and June 2022, the spot price receded to $45 levels, before recovering to the $50 +/- per pound price level. This price level was maintained for an extended period as the immediate ban/sanctions anticipated by investors of nuclear fuel and services from Russia couldn’t be implemented.

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

There has been significant legislative progress favorable to increasing domestic uranium and nuclear fuel production in the United States. Before the U.S. Senate went on summer recess, an amendment to establish a Nuclear Fuel Security Program was added to the National Defense Authorization Act (NDAA) on a 96-3 vote. This amendment requires the Secretary of Energy to establish a Nuclear Fuel Security Program, expand the American Assured Fuel Supply Program, establish a High-Assay Low-Enriched Uranium (HALEU) for Advanced Nuclear Reactor Demonstration Projects Program, submit a report on a civil nuclear credit program, and to enhance programs to build workforce capacity to meet mission critical needs of the Department of Energy (DOE). In advance of the United States putting in place a ban or sanctions on Russian uranium, the DOE continues to make preparations for a Russian counter-sanction terminating the flow of nuclear fuel and services from Russia.

UNITED STATES BAN OF RUSSIAN URANIUM: In response to Russia’s war in Ukraine, the United States legislature passed the Prohibiting Russian Uranium Imports Act (H.R. 1042) to ban Russian uranium imports into the U.S. Unanimous passage of The Prohibiting Russian Uranium Imports Act (H.R. 1042) in April 2024 by the U.S. Senate followed the U.S. House of Representatives' passage of the bill in December 2023. Subsequently, on May 13, 2024, President Biden signed this legislation into law. The ban will now go into effect 90 days after its enactment and will be phased in under Department of Energy conditional waivers before becoming a complete ban on January 1, 2028. Importantly, the enactment of a Russian ban releases funding to support the American nuclear supply chain. Through nuclear energy diplomacy, Russia’s control of the global nuclear fuel supply chain extends to many countries. However, as the United States has the world’s largest civilian nuclear reactor fleet, it has now taken steps to reduce its reliance on state-sponsored Russian nuclear fuel.

RUSSIAN RESPONSE TO URANIUM BAN: On May 14, 2024, the day following the ban enactment, Bloomberg reported that Russia had responded with TENEX issuing force majeure notices to U.S. utility customers. TENEX is the subsidiary of Rosatom, the state nuclear energy corporation, and the entity through which U.S. counterparties contract for Russian uranium product imports into the United States.

The TENEX force majeure notices require U.S. customers to secure waivers within 60 days that exempt them from the new U.S. Russian uranium ban or risk being moved to the back of the line for uranium deliveries if they are granted a waiver later. TENEX’s notice is based on their intention to honor their contracts, but they acknowledge this could be overridden by the Kremlin.

This Russian uranium ban is scheduled to go into effect in 90 days. It allows for the granting of conditional waivers through 2027. The TENEX notice sets a 60 day deadline for U.S. utilities to secure a waiver exemption. The DOE has targeted a 30 day period to establish the conditions and process through which waivers could be granted. The U.S. legislative intentions were to deprive Russia of the revenue associated with U.S. purchases of Russian nuclear fuel and counter Russia’s control of the global nuclear fuel cycle by flooding U.S. and international markets with state-supported Russian uranium and services.

We continue to believe the shift away from Russia/Rosatom will be a major catalyst in the realignment of nuclear fuel markets which will benefit western producers. We anticipate this process will culminate in tremendous support for the U.S. nuclear fuel industry. As a result, we have been and will continue to accelerate the advancement of our operational strategy in anticipation of increasing uranium price levels that will reward near-term scaled-up production.

Nuclear Fuel and Uranium Market Conditions

During the three months ended March 31, 2024, the spot uranium price decreased - $3.25 from $91.00 to $87.75. However this follows an extremely strong period in the market where spot uranium prices have reacted to supply/demand constraints and geopolitical risks. Since July 2023, spot uranium increased from the approximately $50/lbs level to over $100/lbs in January 2024, before settling back into approximately the $90 level. The events of 2022 have set in motion uranium market and nuclear fuel opportunities for the next decade and beyond. There are positive catalysts across multiple levels of the nuclear fuel and uranium markets. Underlying fundamentals are the strongest in decades. This is attributable to multiple factors, including climate change, energy security, supply chain and energy scarcity initiatives. The supply/demand imbalance has flipped from a market with excess supply into a market with excess future demand. With the reduced availability of secondary supplies, utilities have begun adding multi-year contracts with mining companies for primary supply. The drivers expanding the demand for nuclear fuel include non-nuclear nations adding nuclear power generation, nuclear nations expanding fleets and/or extending lives of existing reactors, idled nuclear reactors being redeployed, the reversal of phase-outs and shutdowns, and the deployment of advanced reactors / SMRs. However, the challenge is in meeting increasing demand simultaneously with supply constraints from the world’s largest suppliers. We believe uranium equity prices will continue to strengthen and reflect the underlying positive fundamentals in the nuclear/uranium sector. Most notably during the quarter, multiple market analysts have flagged low availability of mobile secondary inventories. We believe the continued draw down of inventories to be a market catalyst of the recent uptick in uranium prices.

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

In late July 2023, soldiers of Niger’s presidential guard deposed from power President Mohamed Bazoum; and replaced him with a military junta. This is significant because the new government is opposed to Western interests and has escalated anti-French rhetoric, while seeking support from Russia and its Wagner mercenary group. Uranium is Niger’s main export and this small West African country holds the 7th largest uranium resource in the world and was producing about 5% of global production. Orano, the French state-backed nuclear energy company has significant operations in the country that were impacted. The Junta has initiated multiple actions that are counter to French interests. Most importantly, Niger’s Junta has threatened the export of uranium to France which has serious implications because France acquires 20% of its natural uranium from Niger. Subsequently, French President Macron has visited Kazakhstan and Uzbekistan, both former Soviet Republics, citing the vast potential for further cooperation in regard to nuclear power. Under pressure from the government of Niger, a U.S. delegation is presenting detailed plans for shuttering two American bases and withdrawing all troops from the country. This is occurring as the Junta has signed a new military agreement with Russia, and brought Russian military instructors into the country in April 2024. During May 2024 in a joint statement, Niger and the U.S. announced that no later than September 2024 all U.S. military troops will be withdrawn from Niger.

This conflict also has the potential to impact future global uranium supply. Multiple uranium mine development projects in the country continue to proceed despite the evacuation of many foreign nationals and difficulties receiving supplies. Re-establishing political stability is likely a prerequisite to these companies receiving the funding packages needed to cover the significant development costs of the respective projects. Notably the Junta, has provided notice to a foreign mining company that it must commence mining operations at its Niger uranium project by July 3, 2024 or risk of revocation of its mining permit.

During October 2023, geopolitical instabilities spread further to the Middle East after a Hamas attack on Israel triggered a counterattack by Israel on Hamas in the Gaza strip. This additional hot spot further increases volatility in the world and destabilizes the Middle East region that is highly influential on global energy prices.

Utah Mineral Processing Plant

In January 2023, the Company issued news releases announcing that it has begun site and facility design and permitting on a property acquired in Green River, Emery County, Utah to build a state-of-the-art minerals processing plant (the “Maverick Minerals Processing Plant”). This facility will be designed to recover uranium, vanadium and cobalt both from conventional materials mined from Company mines and materials produced by other mining companies. Selecting and acquiring the processing site has taken over one year to find a location with the road, power and water infrastructure required. The processing plant will utilize the latest processing technology, including Western’s patented Kinetic Separation process. These technology advancements will result in lower overall capital and processing costs. This processing plant is expected to have a cost of approximately $75 million. After permitting and construction, the processing of uranium and vanadium materials is expected to commence in late 2027. The facility will be designed to recover cobalt, a metal essential in battery technology and electric vehicles. Within the state of Utah, there are numerous occurrences of cobalt which may be economical to mine, if a processing facility were available.

The development of the Maverick Minerals Processing Plant in Green River, Utah, has advanced considerably. In the second quarter, the land acquisition was completed and in the third quarter the project design and permitting activities commenced with the engagement of a full team of consulting firms, chosen for their expertise in engineering / mill design, permit preparation, environmental, hydrology, and air quality. Site evaluation work was undertaken and a preliminary plant and property site plan was compiled for the location of monitor wells, meteorological towers, buildings, processing circuits, tailings and evaporation ponds, roads/infrastructure and ore storage facilities. At a pre-application permitting meeting in November 2023, the Company and its consultants met onsite with local officials. During the first five months of 2024, additional progress has been made. The baseline data required for submission of the permitting application continues to be collected from the onsite meteorological towers. A final plant and animal study was completed. This study confirmed the site is clear of endangered plant life that is only observable during the Spring growing season. Additional consulting commitments have been made to advance the licensing and development with Precision Systems Engineering (PSE), a leading engineering, and design consulting firm headquartered in Sandy, Utah. PSE is targeting to release the preliminary engineering design and cost estimate in June 2024 for a 500 ton per day mill.

Joint Venture with Rimrock Exploration and Development Inc.

Western has entered into a joint venture with Rimrock Exploration and Development Inc. (“Rimrock”), a private company which owns two fully permitted, developed, and past producing uranium mines in Colorado. Western will fund mining operations and initially Rimrock will be the operator. Upon the payment of the initial contribution, each party will own a 50% interest in the assets of the joint venture. Western has already funded more than half of the initial contribution. These mines access shallow uranium deposits where mined material is available at depths of 60 and 120 feet. The joint venture will sell the mined material to Western under terms to be determined. The mines do not have a technical report but are anticipated to provide marginal production to supplement Western’s Sunday Mine Complex production.

Uranium/Vanadium Buying Program

Energy Fuels has announced that it expects to offer an ore buying program and that it plans to be able to schedule a milling run to begin in late 2024 or early 2025 at the White Mesa Mill, the only operational conventional uranium/vanadium mill in the United States. Western and Energy Fuels have had initial discussions regarding the delivery of mined material from the Sunday Mine Complex. If a mutually beneficial arrangement can be established, Western could pivot its current mining operations to begin deliveries of uranium/vanadium mined material in as little as 30 days at annualized quantities up to 250,000 pounds of uranium and 1,000,000 pounds of vanadium.

Results of Operations

The following table presents the Company’s financial results for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024	2023

Revenues	$54,273	$165,975

Expenses
Mining expenditures	1,308,879	605,104
Professional fees	112,690	87,096
General and administrative	966,245	613,365
Consulting fees	193,426	737
Total operating expenses	2,581,240	1,306,302
Operating loss	(2,526,967)	(1,140,327)

Accretion and interest income, net	(50,079)	(35,296)
Other income, net	-	(1,500)

Net loss	(2,476,888)	(1,103,531)

Other comprehensive (loss) income
Foreign currency translation adjustment	(142,359)	6,314

Comprehensive loss	$(2,619,247)	$(1,097,217)

Summary:

Our condensed consolidated net loss for the three months ended March 31, 2024 and 2023 was $2,476,888 and $1,103,531, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the three months ended March 31, 2024 and 2023 was $2,619,247 and $1,097,217, respectively.

Revenues

Our revenue for the three months ended March 31, 2024 and 2023 was $54,273 and $165,975, respectively. The decrease in revenues of $111,702, or 67% was primarily related to lower prices and lower production volumes from the oil and gas wells during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Mining Expenditures

Mining expenditures for the three months ended March 31, 2024 were $1,308,879 as compared to $605,104 for the three months ended March 31, 2023. The increase in mining expenditures of $703,775, or 116% was principally attributable to scaling up mining activities at the Company’s Sunday Mine Complex which involved the hiring of additional mining personnel, increased mining services and supplies costs, and increased maintenance and depreciation costs for mining equipment and vehicles placed into service.

Professional Fees

Professional fees for the three months ended March 31, 2024 were $112,690 as compared to $87,096 for the three months ended March 31, 2023. The increase in professional fees of $25,594, or 29% was due to increased accounting and legal costs recognized in the current period.

General and Administrative

General and administrative expenses for the three months ended March 31, 2024 were $966,245 as compared to $613,365 for the three months ended March 31, 2023. The increase in general and administrative expense of $352,880, or 58% is primarily due to an increase in non-cash stock-based compensation expense and an increase in payroll expense.

Consulting fees

Consulting fees for the three months ended March 31, 2024 were $193,426 as compared to $737 for the three months ended March 31, 2023. The increase in consulting fees of $192,689 was principally due to the increased use of consultants for the Maverick Minerals Processing Plant to prepare the permitting application.

Accretion and interest income, net

Accretion and interest income, net for the three months ended March 31, 2024 was $50,079 as compared to $35,296 for the three months ended March 31, 2023. The increase in interest income, net of $14,783, or 42% was principally attributable to higher interest rates earned and larger invested cash balances during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Other income, net

Other income, net for the three months ended March 31, 2024 was $0 as compared to $1,500 for the three months ended March 31, 2023. The change was principally attributable to a gain on the sale of used vehicles during the three months ended March 31, 2023.

Foreign currency translation adjustment

Foreign currency translation adjustment for the three months ended March 31, 2024 was a loss of $142,359 as compared to a gain of $6,314 for the three months ended March 31, 2023. The change in foreign exchange is primarily due to the strengthening of the USD against the CAD.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash balance as of March 31, 2024 was $12,277,635. Our cash position is highly dependent on our ability to raise capital through the issuance of debt and equity and our management of expenditures for mining development and for fulfillment of our public company reporting responsibilities. Our management believes that in order to finance the development of the mining properties and Kinetic Separation, to secure regulatory licenses and to construct the Maverick Minerals Processing Plant for the processing of uranium and vanadium, we will be required to raise additional capital by way of debt and/or equity. We will also require additional working capital to continue to scale-up its mining operations at the Sunday Mine Complex. This outlook is based on our current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash used in operating activities

Net cash used in operating activities was $1,757,471 for the three months ended March 31, 2024, as compared with $629,914 for the three months ended March 31, 2023. The increase of $1,127,557 in cash used in operating activities was principally driven by an increase in net loss of $1,373,357, which includes a $333,501 increase in non-cash items including depreciation, accretion of reclamation liability, stock-based compensation and change in marketable securities offset by a decrease of $87,701 in working capital adjustments, primarily related to changes in prepaid expenses and other current assets, accounts payable and accrued liabilities and contingent consideration.

Net cash used in investing activities

Net cash used in investing activities was $403,369 for the three months ended March 31, 2024, as compared with $623,623 for the three months ended March 31, 2023. The decrease in cash used in investing activities of $220,254 was principally due to reduced acquisitions of mining equipment and vehicles in the current quarter, as compared to greater acquisitions of equipment in the initial scale up of mining capacity during the three months ended March 31, 2023.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2024 and 2023 were $4,605,458 and $0, respectively. The increase in cash provided by financing activities of $4,605,458 was due to proceeds of $4,605,458 from the exercise of warrants during the three months ended March 31, 2024.

Reclamation Liability

Our mines are subject to certain asset retirement obligations, which we have recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents our best estimate of the present value of future reclamation costs in connection with the mineral properties. We determined the gross reclamation liabilities of the mineral properties to be $751,517 and $751,444, as of March 31, 2024 and December 31, 2023, respectively. The portion of the reclamation liability related to the Van 4 Mine, which is in reclamation as of March 31, 2024, and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,075. During the three months ended March 31, 2024, the Company’s internal mining operations team has been performing the reclamation work, and the State of Colorado has not yet reduced the reclamation liability amount. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of March 31, 2024 and December 31, 2023 were $244,557 and $241,562, respectively. The gross reclamation liabilities as of March 31, 2024 and December 31, 2023 are secured by financial warranties in the amount of $751,517 and $751,444, respectively.

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

Under the oil and gas lease and easement arrangements, during the three months ended March 31, 2024 and 2023, we recognized aggregate revenue of $54,273 and $165,975, respectively.

Related Party Transactions

We have transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay AUD $500,000 (USD $325,800 as of March 31, 2024) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. We assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, we recorded the deferred contingent consideration as an assumed liability in the amount of $325,800 and $340,650 as of March 31, 2024 and December 31, 2023, respectively.

We have multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. We incurred rent expense of $23,525 and $17,925 in connection with these arrangements for the three months ended March 31, 2024 and 2023, respectively.

We are obligated to pay Mr. Glasier for reimbursable expenses in the amount of $15,482 and $84,040, included within accounts payable and accrued liabilities, as of March 31, 2024 and December 31, 2023, respectively.

Going Concern

With the exception of the quarter ended June 30, 2022, we had incurred losses from our operations and as of March 31, 2024, had an accumulated deficit of $21,294,745 and working capital of $11,177,529.

Since inception, we have met our liquidity requirements principally through the issuance of notes, the sale of our common shares and from limited revenue sources. During the three months ended March 31, 2024, we received $4,605,458 in proceeds from the exercise of its common share warrants. On December 12, 2023, we closed a non-brokered private placement of 5,215,828 units at a price of CAD $1.39 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $7,250,000 (USD $4,836,867 in net proceeds). During the year ended December 31, 2023, we received $1,004,044 in proceeds from the exercise of its common share warrants.

Our ability to continue our operations and to pay our obligations when they become due is contingent upon us obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financings, to secure regulatory approval licenses to fully utilize our Kinetic Separation, to construct Maverick Minerals Processing Plant for the processing of uranium and vanadium and to incorporate Kinetic Separation in the processing uranium and vanadium bearing materials to generate operating cash flows. We will need additional capital to continue ongoing mining operations by our in-house mining team at the Sunday Mine Complex while simultaneously permitting and constructing a processing plant.

There are no assurances that we will be able to raise capital on terms acceptable to us or at all, or that cash flows generated from its operations will be sufficient to meet our current operating costs and required debt service. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development, which could harm our financial condition and operating results, or we may not be able to continue to fund our ongoing operations. These conditions raise substantial doubt about our ability to continue as a going concern to sustain operations for at least one year from the issuance of the accompanying financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off Balance Sheet Arrangements

As of March 31, 2024, there were no off-balance sheet transactions. We have not entered into any specialized financial agreements to minimize our investment risk, currency risk or commodity risk.

Critical Accounting Estimates and Policies

The preparation of these condensed interim consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed interim consolidated financial statements and reported amounts of expenses during the reporting period.

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting period, that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, include, but are not limited to, the following: fair value of transactions involving common shares, assessment of the useful life and evaluation for impairment of intangible assets, valuation and impairment assessments on mineral properties, deferred contingent consideration, the reclamation liability, valuation of stock-based compensation and valuation of long-term debt, HST and asset retirement obligations. Other areas requiring estimates include allocations of expenditures, depletion and amortization of mineral rights and properties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

Management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024, due to the failure to report disclosures on a timely basis.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of March 31, 2024, the ultimate disposition of which would have a material adverse effect on our condensed interim consolidated financial position, results of operations, or cash flows.

Item 1a. Risk Factors

In addition to the other information set forth in this Form 10-Q, including under the heading “Forward-Looking Statements”, the risks and uncertainties which could adversely affect our business, financial condition, results of operations and future growth prospects that we believe are most important for you to consider are discussed in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 16, 2024. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2023 are not the only risks we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the three months ended March 31, 2024, we received $4,605,458 in proceeds from the exercise of an aggregate of 5,198,540 common share warrants. Most of the warrants had been issued previously in a private placement that closed on February 16, 2021, and were therefore scheduled to expire on February 16, 2024. The warrants were exercised, and the underlying common shares were purchased, in private transactions that were exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D thereunder.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. Western went into active mining operations at the Sunday Mine Complex during 2021. During the quarter ended March 31, 2024, Mine Safety and Health Administration (MSHA) mine inspections have not yielded any disclosures required by Section 1503(a) of the Dodd-Frank Act.”

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1 *	Certificate of Incorporation, as amended
3.2 *	Amended and Restated Bylaws
4.1**	Shareholder Rights Plan Agreement, as of May 24, 2023
10.1**	Incentive Stock Option Plan, as amended on May 24, 2023
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure Exhibit
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed as an exhibit to the Company’s Form 10 registration statement filed on April 29, 2016 and incorporated herein by reference.

**	Previously filed as an exhibit to the Company’s Form 10-Q Quarterly Report for the three and six months ended June 30, 2023 filed on August 18, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM & VANADIUM CORP.

Date: May 20, 2024	By:	/s/ George Glasier
George Glasier Chief Executive Officer and President

Date: May 20, 2024	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer