Form 10-K/A
period 2023-12-31
Western Uranium & Vanadium Corp.
filed 2024-08-14
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $29.6 million, based on the closing price of the registrant’s common stock of $0.76 per share.

As of April 15, 2024, 55,223,113 of the registrant’s no par value common shares were outstanding.

Auditor Name:	Auditor Location	Auditor Firm ID:
MNP LLP	Mississauga, Canada	1930

EXPLANATORY NOTE

This Amendment No. 1 to our annual report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission on April 16, 2024 (the “Original 10-K”), is being filed to amend information in Part I, Item 9A.

No other amendments are being made to the Original 10-K. This amendment does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023, our internal control over financial reporting was not effective based on those criteria.

Based upon its assessment as of December 31, 2023, management identified the following material weaknesses in its internal control over financial reporting, inclusive of the control weakness related to disclosure controls and procedures:

1.	The lack of sufficient dedicated accounting personnel, resulting in delays around the timely collection of inputs and the preparation and review of financial reporting, as well as the inability to provide for effective segregation of duties, and

2.	The lack of formal documentation of the design of the control environment and the related control processes and procedures.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to a provision under the Dodd- Frank Wall Street Reform and Consumer Protection Act that grants a permanent exemption for non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a- 15 or 15d-15 under the Exchange Act that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) The following exhibits are being provided as required by Item 601 of Regulation S-K.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM & VANADIUM CORP.

Date: August 14, 2024	By:	/s/ George Glasier
George Glasier Chief Executive Officer and President

Date: August 14, 2024	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 14, 2024	By:	/s/ George Glasier
George Glasier
Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: August 14, 2024	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 14, 2024	By:	/s/ Bryan Murphy
Bryan Murphy
Director

Dated: August 14, 2024	By:	/s/ Andrew Wilder
Andrew Wilder
Director

Dated: August 14, 2024	By:	/s/ Michael Skutezky
Michael Skutezky
Director

4