Form 10-Q
period 2024-06-30
Western Uranium & Vanadium Corp.
filed 2024-08-14
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 14, 2024, 55,223,113 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in USD)

(Unaudited)

	As of
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$8,816,459	$9,217,585
Restricted cash, current portion	75,075	75,075
Prepaid expenses	170,442	382,314
Marketable securities	420	385
Other current assets	45,397	131,255
Total current assets	9,107,793	9,806,614

Restricted cash, net of current portion	676,442	676,369
Property, plant & equipment and mineral properties, net	15,691,934	14,926,289
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$34,964,220	$34,897,323

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$770,517	$761,123
Reclamation liability, current portion	75,057	75,057
Total current liabilities	845,574	836,180

Reclamation liability, net of current portion	247,592	241,562
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	334,650	340,650

Total liabilities	4,136,703	4,127,279

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 55,223,419 and 50,002,395 shares issued as of June 30, 2024 and December 31, 2023, respectively, and 55,223,113 and 50,002,089 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	55,026,672	49,661,910
Treasury shares, 306 shares held in treasury as of June 30, 2024 and December 31, 2023	-	-
Accumulated deficit	(23,920,267)	(18,817,857)
Accumulated other comprehensive loss	(278,888)	(74,009)
Total shareholders’ equity	30,827,517	30,770,044
Total liabilities and shareholders’ equity	$34,964,220	$34,897,323

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$39,781	$102,789	$94,054	$268,764

Expenses
Mining expenditures	1,384,951	656,545	2,693,830	1,261,649
Professional fees	245,187	171,834	357,877	258,930
General and administrative	824,868	405,754	1,791,113	1,019,119
Consulting fees	296,928	-	490,354	737
Total operating expenses	2,751,934	1,234,133	5,333,174	2,540,435

Operating loss	(2,712,153)	(1,131,344)	(5,239,120)	(2,271,671)

Accretion and interest income, net	(86,631)	(52,185)	(136,710)	(87,481)
Other income, net	-	(2,500)	-	(4,000)

Net loss	(2,625,522)	(1,076,659)	(5,102,410)	(2,180,190)

Other comprehensive (loss) income
Foreign currency translation adjustment	(62,520)	51,876	(204,879)	58,190

Comprehensive loss	$(2,688,042)	$(1,024,783)	$(5,307,289)	$(2,122,000)

Net loss per share - basic and diluted	$(0.05)	$(0.02)	$(0.09)	$(0.05)

Weighted average shares outstanding - basic and diluted	55,223,113	43,602,565	53,888,852	43,602,565

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

(Unaudited)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Total

Balance as of January 1, 2024	50,002,089	$49,661,910	306	$-	$(18,817,857)	$(74,009)	$30,770,044

Foreign currency translation adjustment	-	-	-	-	-	(142,359)	(142,359)
Proceeds from the exercise of warrants	5,198,540	4,605,458	-	-	-	-	4,605,458
Stock-based compensation - stock options	-	522,862	-	-	-	-	522,862
Cashless exercise of stock options	22,484	-	-	-	-	-	-
Net loss	-	-	-	-	(2,476,888)	-	(2,476,888)
Balance as of March 31, 2024	55,223,113	$54,790,230	306	$-	$(21,294,745)	$(216,368)	$33,279,117

Foreign currency translation adjustment	-	-	-	-	-	(62,520)	(62,520)
Stock-based compensation - stock options	-	236,442	-	-	-	-	236,442
Net loss	-	-	-	-	(2,625,522)	-	(2,625,522)
Balance as of June 30, 2024	55,223,113	$55,026,672	306	$-	$(23,920,267)	$(278,888)	$30,827,517

Balance as of January 1, 2023	43,602,565	$43,394,303	306	$-	$(13,875,263)	$(261,132)	29,257,908

Foreign currency translation adjustment	-	-	-	-	-	6,314	6,314
Stock-based compensation - stock options	-	252,742	-	-	-	-	252,742
Net loss	-	-	-	-	(1,103,531)	-	(1,103,531)
Balance as of March 31, 2023	43,602,565	$43,647,045	306	$-	$(14,978,794)	$(254,818)	$28,413,433

Foreign exchange gain	-	-	-	-	-	51,876	51,876
Stock based compensation - stock options	-	98,158	-	-	-	-	98,158
Net loss	-	-	-	-	(1,076,659)	-	(1,076,659)
Balance as of June 30, 2023	43,602,565	$43,745,203	306	$-	$(16,055,453)	$(202,942)	$27,486,808

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows Used In Operating Activities:
Net loss	$(5,102,410)	$(2,180,190)
Reconciliation of net loss to cash used in operating activities:
Depreciation	264,366	97,337
Accretion of reclamation liability	6,030	5,544
Stock-based compensation	744,650	350,900
Change in marketable securities	(35)	274
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	297,730	229,505
Accounts payable and accrued liabilities	9,394	110,612
Deferred revenue	-	(32,310)
Contingent consideration	(6,000)	(7,041)
Net cash used in operating activities	(3,786,275)	(1,425,369)

Cash Flows Used In Investing Activities
Purchase of property, plant & equipment and mineral properties	(1,030,011)	(1,718,751)
Net cash used in investing activities	(1,030,011)	(1,718,751)

Cash Flows Provided By Financing Activities
Proceeds from warrant exercises	4,605,458	-
Net cash provided by financing activities	4,605,458	-

Effect of foreign exchange rate on cash	(190,225)	58,190

Net increase (decrease) in cash and cash equivalents and restricted cash	(401,053)	(3,085,930)

Cash and cash equivalents and restricted cash - beginning	9,969,029	10,433,538

Cash and cash equivalents and restricted cash - ending	$9,567,976	$7,347,608

Cash and cash equivalents	$8,816,459	$6,596,184
Restricted cash, current portion	75,075	75,057
Restricted cash, noncurrent	676,442	676,367
Total cash and cash equivalents and restricted cash	$9,567,976	$7,347,608

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

On June 30, 2023, Western re-qualified as a foreign private issuer as that term is defined in Rule 3b-4(c) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). As a result, the Company may now utilize certain accommodations made to foreign private issuers, including (1) an exemption from complying with the Commission’s proxy rules, (2) an exemption from the Company’s insiders having to comply with the reporting and short-swing trading liability provisions of Section 16 under the Exchange Act, (3) the ability to make periodic filings with the Commission on the Form 20-F and Form 6-K foreign issuer forms, and (4) the ability to offer and sell unrestricted securities outside of the United States pursuant to Rule 903 of Regulation S. The Company intends to take advantage of these accommodations. However, the Company currently has decided to voluntarily continue to file periodic reports with the Commission using domestic issuer forms including filing annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. On the subsequent measurement date June 30, 2024, Western reconfirmed its qualification as a foreign private issuer.

Note 2 – Liquidity and going concern

With the exception of the quarter ended June 30, 2022, the Company has incurred losses from its operations. During the three and six months ended June 30, 2024, the Company generated a net loss of $2,625,522 and $5,102,410, respectively. The Company expects to generate operating losses for the foreseeable future as it incurs expenses to bring its mineral processing facility online and further expand mining operations. As of June 30, 2024, the Company had an accumulated deficit of $23,920,267 and working capital of $8,262,219.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. During the six months ended June 30, 2024, the Company received $4,605,458 in proceeds from the exercise of its common share warrants. On December 12, 2023, the Company closed a non-brokered private placement of 5,215,828 units at a price of $1.02 (CAD $1.39) per unit. The aggregate gross proceeds raised in the private placement amounted to $5,324,988 (CAD $7,250,000) and net proceeds amounted to $4,836,867 (CAD $6,588,089). During the year ended December 31, 2023, the Company received $1,004,044 in proceeds from the exercise of its common share warrants.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. However, in the opinion of management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these condensed interim consolidated financial statements. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2023, as filed with the SEC on April 16, 2024. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 notwithstanding its foreign private issuer status. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2024.

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

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies, CONTINUED

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents at June 30, 2024 and December 31, 2023.

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

Restricted Cash

Certain cash balances are restricted as they relate to deposits with banks that have been assigned to state reclamation authorities in the United States to secure various reclamation guarantees with respect to mineral properties in Utah and Colorado. As these funds are not available for general corporate purposes and secure the long term reclamation liability (see Note 4), they have been separately disclosed and classified as long-term for the majority of the Company’s mines. As of June 30, 2024 and December 31, 2023, the Company has determined that the Van 4 Mine is considered to be in reclamation. The Company recognized the Van 4 Mine’s reclamation liability and its restricted cash in full on the Company’s condensed interim consolidated balance sheets as current.

Property, Plant & Equipment and Mineral Properties, Net

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method.

Revenue Recognition

The Company leases certain of its mineral properties for the exploration and production of oil and gas reserves. The Company accounts for lease revenue in accordance with the Financial Accounting Standards Board (“FASB”) ASC 842, Leases. Lease payments received in advance are deferred and recognized on a straight-line basis over the related lease term associated with the prepayment. Royalty payments are recognized as revenues based upon production.

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

The fair value of the Company’s financial instruments are as follows:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of June 30, 2024	$420	$-	$-

Marketable securities as of December 31, 2023	$385	$-	$-

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

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of net loss per share for each of the three and six months ended June 30, 2024 and 2023 is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Warrants to purchase common shares	5,578,739	9,362,076	5,578,739	9,362,076
Options to purchase common shares	4,548,334	4,098,000	4,548,334	4,098,000
Total potentially dilutive securities	10,127,073	13,460,076	10,127,073	13,460,076

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

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of June 30, 2024 include: The San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of June 30, 2024 include: Hansen, North Hansen and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County, Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, and Wyoming. All of the mining assets represent properties which have previously been mined, to different degrees, for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s property, plant & equipment and mineral properties, net and kinetic separation intellectual property are:

	Estimated Useful Lives	As of June 30, 2024	As of December 31, 2023
Mineral properties	N/A	$11,688,841	$11,688,841
Mining equipment	5 years	2,857,020	2,345,055
Vehicles	5 years	1,058,246	549,703
Software	5 years	9,120	-
Construction in progress	N/A	311,651	312,384
Land	N/A	351,957	351,957
Total property, plant & equipment and mineral properties		$16,276,835	$15,247,940
Less: accumulated depreciation		584,901	321,651
Property, plant & equipment and mineral properties, net		$15,691,934	$14,926,289

Kinetic separation intellectual property		$9,488,051	$9,488,051

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 4 – PROPERTY, PLANT & EQUIPMENT AND MINERAL PROPERTIES, NET AND KINETIC SEPARATION INTELLECTUAL PROPERTY, continued

Property, plant & equipment and mineral properties, net

During the six months ended June 30, 2024 and 2023, Western made purchases of $1,030,011 and $1,718,751, which principally consisted of mining equipment and vehicles to increase mining capacity. For the three months ended June 30, 2024 and 2023, depreciation expense was $151,047 and $53,719, and for the six months ended June 30, 2024 and 2023, depreciation expense was $264,366 and $97,337, respectively, which was included in mining expenditures on the Company’s condensed interim consolidated statements of operations and other comprehensive loss.

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

For the three months ended June 30, 2024 and 2023, the Company recognized aggregate revenue of $39,781 and $102,789, respectively, and for the six months ended June 30, 2024 and 2023, the Company recognized aggregate revenue of $94,054 and $268,764, respectively, under these oil and gas lease arrangements.

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross reclamation liabilities of the mineral properties to be $751,517 and $751,444 as of June 30, 2024 and December 31, 2023, respectively. The portion of the reclamation liability related to the Van 4 Mine, which is in reclamation as of June 30, 2024, and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. During the six months ended June 30, 2024, the Company’s internal mining operations team has been performing the reclamation work, and the State of Colorado has not yet reduced the reclamation liability amount. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of June 30, 2024 and December 31, 2023 were $247,592 and $241,562, respectively. The gross reclamation liabilities as of June 30, 2024 and December 31, 2023 are secured by financial warranties in the amount of $751,517 and $751,444, respectively.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 4 – PROPERTY, PLANT & EQUIPMENT AND MINERAL PROPERTIES, NET AND KINETIC SEPARATION INTELLECTUAL PROPERTY, continued

Reclamation Liabilities, continued

Reclamation liability activity for the six months ended June 30, 2024 and 2023 consists of:

	For the Six Months Ended June 30,
	2024	2023
Beginning balance at January 1	$316,619	$300,276
Accretion	6,030	5,544
Ending Balance at June 30	$322,649	$305,820
Less: Reclamation liability, current portion	75,057	75,057
Reclamation liability, net of current portion	$247,592	$230,763

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

The Company has been working toward the completion of an updated Topaz Mine Plan of Operations (“Topaz Mine Plan”), which is a separate federal requirement of the Bureau of Land Management (“BLM”) for the conduct of mining activities on the federal land at the Topaz Mine. This is a prerequisite to re-permit the Topaz Mine with Colorado’s DRMS. In connection with the Topaz Mine Plan, an environmental assessment was prepared by an outside consultant and submitted to the BLM on June 24, 2024. The BLM issued a letter to the Company on August 2, 2024 advising that the application for the Topaz Mine Plan had run past the allowed evaluation period and was cancelled. A new federal law called the Fiscal Responsibility Act of 2023 was enacted that creates a one year time limit for BLM reviews. Under the transitional rules, the Topaz project was not eligible for an extension due to its duration. However, the project can be resubmitted and be picked-up where it was left off. The re-scoping process will need to be repeated to start the one year time clock. The Company is making a determination as to the best means and timing to resubmit its application.

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

NOTE 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	As of
	June 30, 2024	December 31, 2023
Trade accounts payable	$626,111	$562,831
Accrued liabilities	144,406	198,292
Total accounts payable and accrued liabilities	$770,517	$761,123

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to ratably receive such dividends, if any, as may be declared by the board of directors, out of legally available funds. Upon the liquidation, dissolution, or winding down of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of June 30, 2024 and December 31, 2023, an unlimited number of common shares were authorized for issuance.

Warrant Exercises

During the three and six months ended June 30, 2024, an aggregate of 0 and 5,198,540 warrants were exercised for total proceeds of $0 and $4,605,458 (CAD $6,238,248), respectively. There were no warrant exercises during the three and six months ended June 30, 2023.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of June 30, 2024, a total of 55,223,113 common shares were outstanding. As of June 30, 2024, the maximum number of stock options eligible to be issued under the Plan would be 5,522,311, and net of 4,548,334 options outstanding as of June 30, 2024, there remain 973,977 stock options available to be issued under the Plan.

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

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options

During the six-months ended June 30, 2024, the Company issued 22,484 shares of common stock pursuant to the cashless exercise of 41,666 stock options with an exercise price of $0.79 (CAD $1.03).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding – January 1, 2024	4,917,666	$1.22	3.85	$214,875
Granted	-	-
Expired	(327,666)	1.66
Exercised	(41,666)	0.79
Outstanding – June 30, 2024	4,548,334	$1.19	3.64	$882,791
Exercisable – June 30, 2024	3,531,662	$1.18	3.15	$704,603

There were no stock options granted during the six months ended June 30, 2024.

The Company’s stock-based compensation expense related to stock options for the three months ended June 30, 2024 was $228,135, of which $63,579 and $164,556 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense related to stock options for the three months ended June 30, 2023 was $98,158, of which $16,087 and $82,071 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense related to stock options for the six months ended June 30, 2024 was $744,650, of which $207,525 and $537,125 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense related to stock options for the six months ended June 30, 2023 was $350,900, of which $57,417 and $293,483 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. As of June 30, 2024, there was approximately $248,568 of unrecognized share-based compensation for unvested stock option grants, which is expected to be recognized over a weighted average period of 0.34 years.

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value

Outstanding – January 1, 2024	10,804,539	$1.30	1.31	$1,576,511
Issued	-	-
Exercised	(5,198,540)	0.88
Expired/Forfeited	(27,260)	0.88
Outstanding – June 30, 2024	5,578,739	$1.61	1.90	$-
Exercisable – June 30, 2024	5,578,739	$1.61	1.90	$-

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

Note 7 – Mining Expenditures

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Mining costs	$732,981	$344,983	$1,352,998	$621,122
Permits	37,538	26,732	63,637	54,678
Labor and related benefits	609,132	284,388	1,271,895	583,254
Royalties	5,300	442	5,300	2,595
Total mining expenses	$1,384,951	$656,545	$2,693,830	$1,261,649

Joint Venture

During February 2024, PRM entered into a joint venture agreement with Rimrock Exploration and Development Inc. (“Rimrock”) to explore, develop and mine (the “Mining Operations”) certain uranium and vanadium permitted mines and mining claims located in Colorado and owned by Rimrock (the “JV”). Pursuant to the terms of the JV, Rimrock will contribute certain assets into the JV and PRM will contribute $200,000 (the “Initial Contribution”) to be used to fund the Mining Operations. Thereafter, each party will own a 50% interest in the assets of the JV. During the initial phase of the JV, Rimrock will be the operator and the permits and licenses for the operator will remain in the name of Rimrock. The JV intends to sell the mined material to the Company under terms to be determined. During the term of the JV, PRM will pay the costs of the Mining Operations and will be entitled to recover 50% of such costs subsequent to the contribution of the full amount of the Initial Contribution. The JV will fund the recovery payments to be made to PRM from the proceeds of the sale of mined material. During the three and six months ended June 30, 2024, PRM funded approximately $128,549 and $178,549 to the JV, respectively, which was expensed to mining expenditures within the condensed interim consolidated statements of operations and other comprehensive loss and reflected within mining cost in the table above.

NOTE 8 – Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $334,650 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. The Company assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $334,650 and $340,650 as of June 30, 2024 and December 31, 2023, respectively.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. The Company incurred rent expense of $26,325 and $17,925 in connection with these arrangements for the three months ended June 30, 2024 and 2023, respectively. The Company incurred rent expense of $49,850 and $35,850 in connection with these arrangements for the six months ended June 30, 2024 and 2023, respectively.

The Company is obligated to pay Mr. Glasier for reimbursable expenses in the amount of $19,656 and $50,010, included within accounts payable and accrued liabilities, as of June 30, 2024 and December 31, 2023, respectively.

During the three months ended June 30, 2024, the Company purchased approximately $9,000 of mining related equipment from Silver Hawk Ltd.

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

On June 30, 2023, Western re-qualified as a foreign private issuer as that term is defined in Rule 3b-4(c) promulgated under the Exchange Act. As a result, the Company may now utilize certain accommodations made to foreign private issuers, including (1) an exemption from complying with the Commission’s proxy rules, (2) an exemption from the Company’s insiders having to comply with the reporting and short-swing trading liability provisions of Section 16 under the Exchange Act, (3) the ability to make periodic filings with the Commission on the Form 20-F and Form 6-K foreign issuer forms, and (4) the ability to offer and sell unrestricted securities outside of the United States pursuant to Rule 903 of Regulation S. The Company plans to take advantage of these accommodations. However, the Company currently has decided to voluntarily continue to file periodic reports with the Commission using domestic issuer forms including filing annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. On the subsequent measurement date June 30, 2024, Western reconfirmed its qualification as a foreign private issuer.

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

During the three months ended June 30, 2024 and 2023, we recognized aggregate revenue of $39,781 and $102,789, respectively, and for the six months ended June 30, 2024 and 2023, we recognized aggregate revenue of $94,054 and $268,764, respectively, under these oil and gas lease arrangements. Oil and gas royalties declined in the current quarter due to a maintenance shutdown of a wellpad, which contains a set of eight (8) wells from which the Company derives royalties.

Sunday Mine Complex Project Update

Western continues to ramp up operations to achieve its annualized production target of 1 million pounds of uranium and 6 million pounds of vanadium. Following the expansion of infrastructure deeper into the West Sunday Mine, the mining teams commenced driving a drift which is approximately 2,700 feet in distance to the Leonard & Clark deposit. To date, a total of 454 feet has been developed, including 362 feet of ramp footage. A jumbo drill was deployed to increase progress.

The drilling teams continue to define additional mining areas utilizing underground horizontal drilling. Between January 25th and March 31st, the team drilled a total of 8,170 linear feet. During the second quarter, the underground horizontal drilling program achieved 12,339 additional linear feet of drilling followed by probing of the holes and data collection.

At the beginning of 2024, Western expanded the Sunday Mine Complex mining operations by deploying two alternating mining crews and two alternating drilling teams who operated seven days a week. In early January, a schedule of alternating weeks with seven workdays per week was implemented for the mining and drilling teams at the Sunday Mine Complex. By early July, mining operations transitioned back to a four workdays per week schedule to enhance coordination and efficiency for the next phase of the work program.

The mining team encountered a previously unknown uranium mineral deposit while drifting to the Leonard & Clark deposit. Consequently, the Company has paused the drifting project and the mining team and the drilling team switched the locations from which they were working. The drilling station was relocated to this newly discovered uranium deposit in order to facilitate an assessment of its size. As this is a previously unexplored area, this discovery was not unexpected as our expectation is that we will encounter additional significant mineral deposits.

San Rafael

The San Rafael Uranium Project, located in Emery County, Utah, is being developed as the Company's second production facility. Western submitted a Notice of Intent to the U.S. Bureau of Land Management (“BLM”) for which the BLM has given its approval for this mineral and groundwater exploration project. Following this approval, the Company submitted an exploration permit application to Utah’s Division of Oil, Gas & Mining. We anticipate receiving this last approval needed to commence the project within approximately 30 days. Following the completion of repairs to access roads, the phase 1 drilling program is set to begin in 2024. Initially, groundwater monitoring wells will be installed at five drilling locations, reaching depths of approximately 1,000 feet. During the borehole completion process, mineralization will also be assessed and confirmed against historical drill data. This project will provide the baseline data needed for permitting application submission.

Joint Venture with Rimrock Exploration and Development Inc.

Western has entered into a joint venture with Rimrock Exploration and Development Inc. (“Rimrock”), a private company which owns two fully permitted, developed, and past producing uranium mines in Colorado. Western will fund mining operations and initially Rimrock will be the operator. Upon the payment of the initial contribution, each party will own a 50% interest in the assets of the joint venture. During the six months ended June 30, 2024, approximately $178,549 in funding was provided to the JV, and this amount has been fully expensed to mining expenditures. The $200,000 Initial Contribution to fund the mining operations is likely to be satisfied during the third quarter of 2024. Thereafter, each party will own a 50% interest in the assets of the JV. These mines access shallow uranium deposits where mined material is available at depths of 60 and 120 feet. The joint venture will sell the mined material to Western under terms to be determined. The mines do not have a technical report but are anticipated to provide marginal production to supplement Western’s Sunday Mine Complex production. The next step in advancing the project is for the Rimrock team to drill in front of their mining stations to establish more mineralized material and determine future mining areas based upon the trend of the mineral deposit.

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

The Company has been working toward the completion of an updated Topaz Mine Plan of Operations since 2020. This is a separate federal requirement of the Bureau of Land Management (“BLM”) for the conduct of mining activities on the federal land at the Topaz Mine and is a prerequisite to re-permit the Topaz Mine with Colorado’s DRMS. An Environmental Assessment (“EA”) was prepared by an outside consultant to the BLM and submitted on June 24, 2024 for BLM’s internal review. On August 2, 2024, the BLM issued a letter advising that the Plan of Operations Environmental Assessment had been cancelled. A new federal law called the Fiscal Responsibility Act of 2023 was enacted that creates a one year time limit for BLM reviews. Under the transitional rules, the Topaz project was not eligible for an extension. However, the project can be resubmitted and be picked-up where it was left off. The re-scoping process will need to be repeated to start the one year time clock. At this time the Company has the ability to modify the Plan of Operations or proceed with the version previously submitted. Given this optionality, the Company is making a determination as to the best way to move forward.

Uranium/Vanadium Buying Program

Energy Fuels has announced that it expects to offer an ore buying program and that it plans to be able to schedule a milling run to begin in late 2024 or early 2025 at the White Mesa Mill, the only operational conventional uranium/vanadium mill in the United States. Western and Energy Fuels have had initial discussions regarding the delivery of mined material from the Sunday Mine Complex. If a mutually beneficial arrangement can be established, Western could pivot its current mining operations to begin deliveries of uranium/vanadium mined material in as little as 30 days at annualized quantities up to 250,000 pounds of uranium and 1,000,000 pounds of vanadium. The Company is currently awaiting a Letter of Intent from Energy Fuels to understand the terms of this ore buying program.

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

The development of the Maverick Minerals Processing Plant in Green River, Utah, has advanced considerably. In the second quarter 2023, the land acquisition was completed and in the third quarter 2023 the project design and permitting activities commenced with the engagement of a full team of consulting firms, chosen for their expertise in engineering / mill design, permit preparation, environmental, hydrology, and air quality. Site evaluation work was undertaken and a preliminary plant and property site plan was compiled for the location of monitor wells, meteorological towers, buildings, processing circuits, tailings and evaporation ponds, roads/infrastructure and ore storage facilities. At a pre-application permitting meeting in November 2023, the Company and its consultants met onsite with local officials. During the first six months of 2024, additional progress has been made. The baseline data required for submission of the permitting application continues to be collected from the onsite meteorological towers. A final plant and animal study was completed. This study confirmed the site is clear of endangered plant life that is only observable during the Spring growing season. Additional consulting commitments were made to advance the licensing and development with Precision Systems Engineering (PSE), a leading engineering, and design consulting firm headquartered in Sandy, Utah. Initially, PSE’s target was to release the preliminary engineering design and cost estimate in June 2024 for a 500 ton per day mill; this has been deferred until September 2024. Notably, several opportunities have recently become available to optimize the mill project for which additional time is needed. At this stage of development, we are continuing to analyze a range of scenarios to determine the most advantageous approach. Notably, we are exploring downsizing the mill size by modifying the application of Kinetic Separation. In addition to variable sizing and the application of Kinetic Separation, we intend to retain the modular build approach, and the potential to utilize multiple facility locations. The revised design parameters for the Maverick Minerals Processing Plant will continue to target annualized uranium production of 1 million pounds of yellowcake.

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

There has been significant legislative progress favorable to increasing domestic uranium and nuclear fuel production in the United States. The U.S. Senate established a Nuclear Fuel Security Program in the National Defense Authorization Act (NDAA). This amendment requires the Secretary of Energy to establish a Nuclear Fuel Security Program, expand the American Assured Fuel Supply Program, establish a High-Assay Low-Enriched Uranium (HALEU) for Advanced Nuclear Reactor Demonstration Projects Program, submit a report on a civil nuclear credit program, and to enhance programs to build workforce capacity to meet mission critical needs of the Department of Energy (DOE). In advance of the United States putting in place a ban or sanctions on Russian uranium, the DOE continues to make preparations for a Russian counter-sanction terminating the flow of nuclear fuel and services from Russia.

UNITED STATES BAN OF RUSSIAN URANIUM: In response to Russia’s war in Ukraine, the United States legislature passed the Prohibiting Russian Uranium Imports Act (H.R. 1042) to ban Russian uranium imports into the U.S. Unanimous passage of The Prohibiting Russian Uranium Imports Act (H.R. 1042) in April 2024 by the U.S. Senate followed the U.S. House of Representatives' passage of the bill in December 2023. Subsequently, on May 13, 2024, President Biden signed this legislation into law. The ban will now go into effect 90 days after its enactment and will be phased in under Department of Energy conditional waivers before becoming a complete ban on January 1, 2028. Importantly, the enactment of a Russian ban releases funding to support the American nuclear supply chain. This funding will be deployed by the DOE under a new program called the Low-Enriched Uranium (LEU) – Enrichment Acquisition. A Request for Proposal was disseminated in June, an Industry day was organized in July, and bids will be due in August. Through nuclear energy diplomacy, Russia’s control of the global nuclear fuel supply chain extends to many countries. However, as the United States has the world’s largest civilian nuclear reactor fleet, it has now taken steps to reduce its reliance on state-sponsored Russian nuclear fuel. As of August 11, 2024, the Russian uranium ban has become effective and a waiver is required for U.S. parties to receive Russian uranium until January 1, 2028 when Russian material is fully banned. This is a very new development and will likely have some implications becoming public in the near-term.

RUSSIAN RESPONSE TO URANIUM BAN: On May 14, 2024, the day following the ban enactment, Bloomberg reported that Russia had responded with TENEX issuing force majeure notices to U.S. utility customers. TENEX is the subsidiary of Rosatom, the state nuclear energy corporation, and the entity through which U.S. counterparties contract for Russian uranium product imports into the United States.

The TENEX force majeure notices require U.S. customers to secure waivers within 60 days that exempt them from the new U.S. Russian uranium ban or risk being moved to the back of the line for uranium deliveries if they are granted a waiver later. TENEX’s notice is based on their intention to honor their contracts, but they acknowledge this could be overridden by the Kremlin. This deadline has now passed and the Company is only aware of one partial waiver having been issued by the DOE, and believes that there are four or five waiver requests pending. Western is unaware of TENEX taking any further actions subsequent to its force majeure notices.

On May 21, 2024, the DOE published their process and instructions for requesting a waiver. The waiver process does not appear restrictive and will likely allow most of the previously contracted Russian material into the United States prior to January 1, 2028. The U.S. legislative intentions were to deprive Russia of the revenue associated with U.S. purchases of Russian nuclear fuel and counter Russia’s control of the global nuclear fuel cycle by flooding U.S. and international markets with state-supported Russian uranium and services.

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

Nuclear Fuel and Uranium Market Conditions

During the first half of 2024, the spot uranium price decreased $6.75 from $91.00 to $84.25. However this follows an extremely strong period in the market where spot uranium prices have reacted to supply/demand constraints and geopolitical risks. Since July 2023, spot uranium increased from the approximately $50/lbs level to over $100/lbs in January 2024, before settling back into its current levels. The events of 2022 have set in motion uranium market and nuclear fuel opportunities for the next decade and beyond. There are positive catalysts across multiple levels of the nuclear fuel and uranium markets. Underlying fundamentals are the strongest in decades. This is attributable to multiple factors, including climate change, energy security, supply chain and energy scarcity initiatives. The supply/demand imbalance has flipped from a market with excess supply into a market with excess future demand. With the reduced availability of secondary supplies, utilities have begun adding multi-year contracts with mining companies for primary supply. The drivers expanding the demand for nuclear fuel include non-nuclear nations adding nuclear power generation, nuclear nations expanding fleets and/or extending lives of existing reactors, idled nuclear reactors being redeployed, the reversal of phase-outs and shutdowns, and the deployment of advanced reactors / SMRs. However, the challenge is in meeting increasing demand simultaneously with supply constraints from the world’s largest suppliers. We believe uranium equity prices will continue to strengthen and reflect the underlying positive fundamentals in the nuclear/uranium sector. Most notably during the quarter, multiple market analysts have flagged low availability of mobile secondary inventories. We believe the continued draw down of inventories to be a market catalyst of the recent uptick in uranium prices.

Positive nuclear energy news has continued to highlight the global growth of future nuclear electricity generation which will drive increased nuclear fuel demand. In terms of future supply, utility contracting has continued into 2024, and some uranium mining companies are moving toward restarting production. However, due to the lead time needed for future uranium production, we are entering a phase where the supply-demand fundamentals are in a deep multi-year structural supply deficit. The future is not clear as we believe some miners with available near-term production are waiting for higher price levels and/or project funding before making full start-up commitments. Utilities are also deferring contracting to understand how regulations and geopolitics will modify their future access to Russian uranium, conversion and enrichment services.

Nuclear Fuel Supply Chain Concentration Risks

Russia’s invasion of Ukraine and the ensuing global energy crisis has focused attention on security of supply and supply chain risks. This has caused most of the world to re-evaluate their dependence upon nuclear fuel exported by Russia. In spite of the dominant market position of Rosatom, future deliveries potentially could be at risk due to sanctions, legislation, or a Russian embargo. Customer dependence upon the Russian supply of uranium, conversion and enrichment are being addressed slowly by governments as alternative suppliers are not currently available. Both Urenco and Orano have announced that they will invest to expand their uranium enrichment capacity respectively in the United States and France, which represents a shift away from Russia. Utilities are demonstrating their desire for increased security of their nuclear fuel supply chains. Kazakhstan is also a concern because the world’s largest uranium producing country has an unguarded and the second longest continuous land border in the world shared with Russia. The potential exists for Russia to exert influence over Kazakhstan. Additionally, Kazatomprom has put large long-term contracts in place with China. This supply is needed for China to fulfill its 15 year plan to deploy 150 new nuclear reactors. China National Nuclear Corp. (CNNC) has recently opened a uranium trading hub /warehouse facility, on the China / Kazakhstan border, with the capacity to store 60 million pounds of uranium. It has become evident that the nuclear fuel supply chain has become increasingly concentrated and interconnected in this very small area of the world. Expanding Kazakhstan uranium exports to Russia and China significantly reduces future supply for Western nuclear fuel buyers.

In late July 2023, soldiers of Niger’s presidential guard deposed from power President Mohamed Bazoum; and replaced him with a military junta. This is significant because the new government is opposed to Western interests and has escalated anti-French rhetoric, while seeking support from Russia and its mercenary group. Uranium is Niger’s main export and this small West African country holds the 7th largest uranium resource in the world and was producing about 5% of global production. The Junta has initiated multiple actions that are counter to French interests, which include Orano, the French state-backed nuclear energy company. Most importantly, Niger’s Junta has threatened the export of uranium to France which has serious implications because France acquires 20% of its natural uranium from Niger. Subsequently, French President Macron has visited Kazakhstan and Uzbekistan, both former Soviet Republics, citing the vast potential for further cooperation in regard to nuclear power.

Military alliances are changing as the Junta has signed a new military agreement with Russia, and brought Russian military instructors into the country in April 2024. In addition to the French military evacuating/being expelled from Niger, the U.S. military has agreed to depart the country. During May 2024 in a joint statement, Niger and the U.S. announced that no later than September 2024 all U.S. military troops will be withdrawn from Niger. Under pressure from the government of Niger, the U.S. completed the final withdrawal of all military personnel on August 5, 2024. The Junta is now utilizing Russian military support as a replacement.

This conflict is impacting future global uranium supply. Several uranium mine development projects in the country continue to proceed despite the evacuation of many foreign nationals and difficulties receiving supplies. Re-establishing political stability is likely a prerequisite to these companies receiving the funding packages needed to cover the significant project development costs. Recently, the government of Niger has revoked operating permits from foreign uranium companies, including Orano in June 2024 and Goviex in July 2024.

During October 2023, geopolitical instabilities spread further to the Middle East after a Hamas attack on Israel triggered a counterattack by Israel on the Gaza Strip. This additional hot spot further increases volatility in the world and destabilizes the Middle East region that is highly influential on global energy prices.

Results of Operations

The following table presents the Company’s financial results for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$39,781	$102,789	$94,054	$268,764

Expenses
Mining expenditures	1,384,951	656,545	2,693,830	1,261,649
Professional fees	245,187	171,834	357,877	258,930
General and administrative	824,868	405,754	1,791,113	1,019,119
Consulting fees	296,928	-	490,354	737
Total operating expenses	2,751,934	1,234,133	5,333,174	2,540,435

Operating loss	(2,712,153)	(1,131,344)	(5,239,120)	(2,271,671)

Accretion and interest income, net	(86,631)	(52,185)	(136,710)	(87,481)
Other income, net	-	(2,500)	-	(4,000)

Net loss	(2,625,522)	(1,076,659)	(5,102,410)	(2,180,190)

Other Comprehensive (loss) income
Foreign currency translation adjustment	(62,520)	51,876	(204,879)	58,190

Comprehensive loss	$(2,688,042)	$(1,024,783)	$(5,307,289)	$(2,122,000)

Three Months Ended June 30, 2024 as Compared to the Three Months Ended June 30, 2023

Summary:

Our condensed consolidated net loss for the three months ended June 30, 2024 and 2023 was $2,625,522 and $1,076,659, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the three months ended June 30, 2024 and 2023 was $2,688,042 and $1,024,783, respectively.

Revenues

Our revenue for the three months ended June 30, 2024 and 2023 was $39,781 and $102,789, respectively. The decrease in revenues of $63,008, or 61% was primarily related to lower production volumes from the oil and gas wells due to well maintenance shutdowns during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Mining Expenditures

Mining expenditures for the three months ended June 30, 2024 were $1,384,951 as compared to $656,545 for the three months ended June 30, 2023. The increase in mining expenditures of $728,406, or 111% was principally attributable to scaling up mining activities at the Company’s Sunday Mine Complex which involved the hiring of additional mining personnel, increased mining services and supplies costs, and increased maintenance and depreciation costs for mining equipment and vehicles placed into service.

Professional Fees

Professional fees for the three months ended June 30, 2024 were $245,187 as compared to $171,834 for the three months ended June 30, 2023. The increase in professional fees of $73,353, or 43% was due to increased accounting and legal costs in connection with increased business and mining activities.

General and Administrative

General and administrative expenses for the three months ended June 30, 2024 were $824,868 as compared to $405,754 for the three months ended June 30, 2023. The increase in general and administrative expense of $419,114, or 103% is primarily due to an increase in headcount and employee benefits, as well as an increase in non-cash stock-based compensation expense.

Consulting fees

Consulting fees for the three months ended June 30, 2024 were $296,928 as compared to $0 for the three months ended June 30, 2023. The increase in consulting fees of $296,928 was due to consultant costs incurred to prepare the permitting application for the Maverick Minerals Processing Plant

Accretion and interest income, net

Accretion and interest income, net for the three months ended June 30, 2024 was $86,631 as compared to $52,185 for the three months ended June 30, 2023. The increase in interest income, net of $34,446, or 66% was principally attributable to higher interest rates earned and larger invested cash balances during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Other income, net

Other income, net for the three months ended June 30, 2024 was $0 as compared to $2,500 for the three months ended June 30, 2023. The change was principally attributable to a gain on the sale of used vehicles during the three months ended June 30, 2023.

Foreign currency translation adjustment

Foreign currency translation adjustment for the three months ended June 30, 2024 was a loss of $62,520 as compared to a gain of $51,876 for the three months ended June 30, 2023. The change in foreign exchange is primarily due to the strengthening of the USD against the CAD.

Six Months Ended June 30, 2024 as Compared to the Six Months Ended June 30, 2023

Summary:

Our condensed consolidated net loss for the six months ended June 30, 2024 and 2023 was $5,102,410 and $2,180,190, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the six months ended June 30, 2024 and 2023 was $5,307,289 and $2,122,000, respectively.

Revenues

Our revenue for the six months ended June 30, 2024 and 2023 was $94,054 and $268,764, respectively. The decrease in revenues of $174,710, or 65% was primarily related to lower production volumes from the oil and gas wells due to well maintenance shutdowns during the six months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Mining Expenditures

Mining expenditures for the six months ended June 30, 2024 were $2,693,830 as compared to $1,261,649 for the six months ended June 30, 2023. The increase in mining expenditures of $1,432,181, or 114% was principally attributable to scaling up mining activities at the Company’s Sunday Mine Complex which involved the hiring of additional mining personnel, increased mining services and supplies costs, and increased maintenance and depreciation costs for mining equipment and vehicles placed into service.

Professional Fees

Professional fees for the six months ended June 30, 2024 were $357,877 as compared to $258,930 for the six months ended June 30, 2023. The increase in professional fees of $98,947, or 38% was due to increased accounting and legal costs in connection with increased business and mining activities.

General and Administrative

General and administrative expenses for the six months ended June 30, 2024 were $1,791,113 as compared to $1,019,119 for the six months ended June 30, 2023. The increase in general and administrative expense of $771,994, or 76% is primarily due to an increase in headcount and employee benefits, as well as an increase in non-cash stock-based compensation expense.

Consulting fees

Consulting fees for the six months ended June 30, 2024 were $490,354 as compared to $737 for the six months ended June 30, 2023. The increase in consulting fees of $489,617 was due to consultant costs incurred to prepare the permitting application for the Maverick Minerals Processing Plant.

Accretion and interest income, net

Accretion and interest income, net for the six months ended June 30, 2024 was $136,710 as compared to $87,481 for the six months ended June 30, 2023. The increase in interest income, net of $49,229, or 56% was principally attributable to higher interest rates earned and larger invested cash balances during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Other income, net

Other income, net for the six months ended June 30, 2024 was $0 as compared to $4,000 for the six months ended June 30, 2023. The change was principally attributable to a gain on the sale of used vehicles during the three months ended June 30, 2023.

Foreign currency translation adjustment

Foreign currency translation adjustment for the six months ended June 30, 2024 was a loss of $204,879 as compared to a gain of $58,190 for the six months ended June 30, 2023. The change in foreign exchange is primarily due to the strengthening of the USD against the CAD.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash balance as of June 30, 2024 was $9,567,976. Our cash position is highly dependent on our ability to raise capital through the issuance of debt and equity and our management of expenditures for mining development and for fulfillment of our public company reporting responsibilities. Our management believes that in order to finance the development of the mining properties and Kinetic Separation, to secure regulatory licenses and to construct the Maverick Minerals Processing Plant for the processing of uranium and vanadium, we will be required to raise additional capital by way of debt and/or equity. We will also require additional working capital to continue to scale-up its mining operations at the Sunday Mine Complex. This outlook is based on our current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash used in operating activities

Net cash used in operating activities was $3,786,275 for the six months ended June 30, 2024, as compared with $1,425,369 for the six months ended June 30, 2023. The increase of $2,360,906 in cash used in operating activities was principally driven by an increase in net loss of $2,922,220, offset by an increase of $393,750 in stock-based compensation.

Net cash used in investing activities

Net cash used in investing activities was $1,030,011 for the six months ended June 30, 2024, as compared with $1,718,751 for the six months ended June 30, 2023. The decrease in cash used in investing activities of $688,740 was principally due to reduced purchases of mining equipment and vehicles in the current period, as compared to a greater level of purchases of equipment for the initial scale up of mining capacity during the six months ended June 30, 2023.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2024 and 2023 were $4,605,458 and $0, respectively. The increase in cash provided by financing activities of $4,605,458 was due to proceeds of $4,605,458 from the exercise of warrants during the six months ended June 30, 2024.

Reclamation Liability

Our mines are subject to certain asset retirement obligations, which we have recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents our best estimate of the present value of future reclamation costs in connection with the mineral properties. We determined the gross reclamation liabilities of the mineral properties to be $751,517 and $751,444, as of June 30, 2024 and December 31, 2023, respectively. The portion of the reclamation liability related to the Van 4 Mine, which is in reclamation as of June 30, 2024, and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,075. During the six months ended June 30, 2024, the Company’s internal mining operations team has been performing the reclamation work, and the State of Colorado has not yet reduced the reclamation liability amount. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of June 30, 2024 and December 31, 2023 were $247,592 and $241,562, respectively. The gross reclamation liabilities as of June 30, 2024 and December 31, 2023 are secured by financial warranties in the amount of $751,517 and $751,444, respectively.

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

Under the oil and gas lease and easement arrangements, during the three months ended June 30, 2024 and 2023, we recognized aggregate revenue of $39,781 and $102,789, respectively, and for the six months ended June 30, 2024 and 2023, the Company recognized aggregate revenue of $94,054 and $268,764, respectively, under these oil and gas lease arrangements

Related Party Transactions

We have transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $334,650 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. We assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, we recorded the deferred contingent consideration as an assumed liability in the amount of $334,650 and $340,650 as of June 30, 2024 and December 31, 2023, respectively.

We have multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. We incurred rent expense of $26,325 and $17,925 in connection with these arrangements for the three months ended June 30, 2024 and 2023, respectively. We incurred rent expense of $49,850 and $35,850 in connection with these arrangements for the six months ended June 30, 2024 and 2023, respectively.

We are obligated to pay Mr. Glasier for reimbursable expenses in the amount of $19,656 and $50,010, included within accounts payable and accrued liabilities, as of June 30, 2024 and December 31, 2023, respectively.

During the three months ended June 30, 2024, we purchased approximately $9,000 of mining related equipment from Silver Hawk Ltd.

Going Concern

With the exception of the quarter ended June 30, 2022, we had incurred losses from our operations and as of June 30, 2024, had an accumulated deficit of $23,920,267 and working capital of $8,262,219.

Since inception, we have met our liquidity requirements principally through the issuance of notes, the sale of our common shares and from limited revenue sources. During the six months ended June 30, 2024, we received $4,605,458 in proceeds from the exercise of our common share warrants. On December 12, 2023, we closed a non-brokered private placement of 5,215,828 units at a price of CAD $1.39 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $7,250,000 (USD $4,836,867 in net proceeds). During the year ended December 31, 2023, we received $1,004,044 in proceeds from the exercise of our common share warrants.

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

Off Balance Sheet Arrangements

As of June 30, 2024, there were no off-balance sheet transactions. We have not entered into any specialized financial agreements to minimize our investment risk, currency risk or commodity risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to our identified material weaknesses in internal control over financial reporting.

Based upon its assessment, as of June 30, 2024, management has identified the following material weaknesses in its internal control over financial reporting, inclusive of the control weakness related to disclosure controls and procedures:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a- 15 or 15d-15 under the Exchange Act that occurred during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of June 30, 2024, the ultimate disposition of which would have a material adverse effect on our condensed interim consolidated financial position, results of operations, or cash flows.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. Western went into active mining operations at the Sunday Mine Complex during 2021. During the quarter ended June 30, 2024, Mine Safety and Health Administration (MSHA) mine inspections have not yielded any disclosures required by Section 1503(a) of the Dodd-Frank Act.”

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