Form 10-Q
period 2024-09-30
Western Uranium & Vanadium Corp.
filed 2024-11-14
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024, 55,223,113 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in USD)

(Unaudited)

	As of
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$6,646,402	$9,217,585
Restricted cash, current portion	75,075	75,075
Prepaid expenses	205,644	382,314
Marketable securities	-	385
Other current assets	86,183	131,255
Total current assets	7,013,304	9,806,614

Restricted cash, net of current portion	737,918	676,369
Property, plant & equipment and mineral properties, net	15,670,078	14,926,289
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$32,909,351	$34,897,323

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$763,442	$761,123
Reclamation liability, current portion	75,057	75,057
Total current liabilities	838,499	836,180

Reclamation liability, net of current portion	262,880	241,562
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	346,820	340,650

Total liabilities	4,157,086	4,127,279

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 55,223,419 and 50,002,395 shares issued as of September 30, 2024 and December 31, 2023, respectively, and 55,223,113 and 50,002,089 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	55,178,572	49,661,910
Treasury shares, 306 shares held in treasury as of September 30, 2024 and December 31, 2023	-	-
Accumulated deficit	(26,161,437)	(18,817,857)
Accumulated other comprehensive loss	(264,870)	(74,009)
Total shareholders’ equity	28,752,265	30,770,044
Total liabilities and shareholders’ equity	$32,909,351	$34,897,323

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues	$52,981	$89,144	$147,035	$357,908

Expenses
Mining expenditures	1,166,343	730,854	3,860,173	1,992,503
Professional fees	127,049	44,382	484,926	303,312
General and administrative	813,403	365,197	2,604,516	1,384,316
Consulting fees	247,850	48,251	738,204	48,988
Total operating expenses	2,354,645	1,188,684	7,687,819	3,729,119

Operating loss	(2,301,664)	(1,099,540)	(7,540,784)	(3,371,211)

Accretion and interest income, net	(62,492)	(39,498)	(199,202)	(126,979)
Other income, net	1,998	-	1,998	(4,000)

Net loss	(2,241,170)	(1,060,042)	(7,343,580)	(3,240,232)

Other comprehensive (loss) income
Foreign currency translation adjustment	14,018	(43,474)	(190,861)	14,716

Comprehensive loss	$(2,227,152)	$(1,103,516)	$(7,534,441)	$(3,225,516)

Net loss per share - basic and diluted	$(0.04)	$(0.02)	$(0.14)	$(0.07)

Weighted average shares outstanding - basic and diluted	55,223,113	43,609,774	54,338,493	43,604,977

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

(Unaudited)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Total
Balance as of January 1, 2024	50,002,089	$49,661,910	306	$-	$(18,817,857)	$(74,009)	$30,770,044

Foreign currency translation adjustment	-	-	-	-	-	(142,359)	(142,359)
Proceeds from the exercise of warrants	5,198,540	4,605,458	-	-	-	-	4,605,458
Stock-based compensation - stock options	-	522,862	-	-	-	-	522,862
Cashless exercise of stock options	22,484	-	-	-	-	-	-
Net loss	-	-	-	-	(2,476,888)	-	(2,476,888)
Balance as of March 31, 2024	55,223,113	$54,790,230	306	$-	$(21,294,745)	$(216,368)	$33,279,117

Foreign currency translation adjustment	-	-	-	-	-	(62,520)	(62,520)
Stock-based compensation - stock options	-	236,442	-	-	-	-	236,442
Net loss	-	-	-	-	(2,625,522)	-	(2,625,522)
Balance as of June 30, 2024	55,223,113	$55,026,672	306	$-	$(23,920,267)	$(278,888)	$30,827,517

Foreign currency translation adjustment	-	-	-	-	-	14,018	14,018
Stock-based compensation - stock options	-	151,900	-	-	-	-	151,900
Net loss	-	-	-	-	(2,241,170)	-	(2,241,170)
Balance as of September 30, 2024	55,223,113	$55,178,572	306	$-	$(26,161,437)	$(264,870)	$28,752,265

Balance as of January 1, 2023	43,602,565	$43,394,303	306	$-	$(13,875,263)	$(261,132)	29,257,908

Foreign currency translation adjustment	-	-	-	-	-	6,314	6,314
Stock-based compensation - stock options	-	252,742	-	-	-	-	252,742
Net loss	-	-	-	-	(1,103,531)	-	(1,103,531)
Balance as of March 31, 2023	43,602,565	$43,647,045	306	$-	$(14,978,794)	$(254,818)	$28,413,433

Foreign currency translation adjustment	-	-	-	-	-	51,876	51,876
Stock based compensation - stock options	-	98,158	-	-	-	-	98,158
Net loss	-	-	-	-	(1,076,659)	-	(1,076,659)
Balance as of June 30, 2023	43,602,565	$43,745,203	306	$-	$(16,055,453)	$(202,942)	$27,486,808

Foreign currency translation adjustment	-	-	-	-	-	(43,474)	(43,474)
Proceeds from the exercise of warrants	656,000	551,629	-	-	-	-	551,629
Net loss	-	-	-	-	(1,060,042)	-	(1,060,042)
Balance as of September 30, 2023	44,258,565	$44,296,832	306	$-	$(17,115,495)	$(246,416)	$26,934,921

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows Used In Operating Activities:
Net loss	$(7,343,580)	$(3,240,232)
Reconciliation of net loss to cash used in operating activities:
Depreciation	433,148	163,223
Loss on the sale of equipment	1,998	-
Accretion of reclamation liability	9,164	9,321
Stock-based compensation	893,688	350,900
Change in marketable securities	385	189
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	221,742	185,657
Accounts payable and accrued liabilities	2,319	26,333
Reclamation Liability	12,154	4,035
Deferred revenue	-	(43,860)
Contingent consideration	6,170	(18,853)
Net cash used in operating activities	(5,762,812)	(2,563,287)

Cash Flows Used In Investing Activities
Purchase of property, plant & equipment and mineral properties	(1,182,935)	(1,874,183)
Proceeds from sale of equipment	4,000	-
Net cash used in investing activities	(1,178,935)	(1,874,183)

Cash Flows Provided By Financing Activities
Proceeds from warrant exercises	4,605,458	551,629
Net cash provided by financing activities	4,605,458	551,629

Effect of foreign exchange rate on cash	(173,345)	14,716

Net increase (decrease) in cash and cash equivalents and restricted cash	(2,509,634)	(3,871,125)

Cash and cash equivalents and restricted cash - beginning	9,969,029	10,433,538

Cash and cash equivalents and restricted cash - ending	$7,459,395	$6,562,413

Cash and cash equivalents	$6,646,402	$5,810,969
Restricted cash, current portion	75,075	75,075
Restricted cash, noncurrent	737,918	676,369
Total cash and cash equivalents and restricted cash	$7,459,395	$6,562,413

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

Note 2 – Liquidity and going concern

With the exception of the quarter ended June 30, 2022, the Company has incurred losses from its operations. During the three and nine months ended September 30, 2024, the Company generated a net loss of $2,241,170 and $7,343,580, respectively. The Company expects to generate operating losses for the foreseeable future as it incurs expenses to bring its mineral processing facilities online and further expand mining operations. As of September 30, 2024, the Company had an accumulated deficit of $26,161,437 and working capital of $6,174,805.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes and the sale of its common shares. During the nine months ended September 30, 2024, the Company received $4,605,458 in proceeds from the exercise of its common share warrants. On December 12, 2023, the Company closed a non-brokered private placement of 5,215,828 units at a price of $1.02 (CAD $1.39) per unit. The aggregate gross proceeds raised in the private placement amounted to $5,324,988 (CAD $7,250,000) and net proceeds amounted to $4,836,867 (CAD $6,588,089). During the year ended December 31, 2023, the Company received $1,004,044 in proceeds from the exercise of its common share warrants.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. However, in the opinion of management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these condensed interim consolidated financial statements. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2023, as filed with the SEC on April 16, 2024. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 notwithstanding its foreign private issuer status. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2024.

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

Exploration Stage and Mineral Properties

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time the Company exits the exploration stage by establishing proven or probable reserves. Expenditures relating to exploration activities, such as drill programs to search for additional mineralized materials, are expensed as incurred. Expenditures relating to pre-extraction activities, such as the construction of mine wellfields, ion exchange facilities, disposal wells, and mine development, are expensed as incurred until such time proven or probable reserves are established for that uranium project, after which subsequent expenditures relating to development activities for that particular project are capitalized as incurred. Expenditures relating to mining and production while the Company is in the exploration stage and while the mined material is stockpiled underground are expensed as incurred.

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

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies, CONTINUED

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents at September 30, 2024 and December 31, 2023.

Marketable Securities

The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses reported as accumulated other comprehensive (loss) income, a separate component of shareholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. Effective September 30, 2024 the Company’s sole marketable security was fully impaired and written off.

Restricted Cash

Certain cash balances are restricted as they relate to deposits with banks that have been assigned to state reclamation authorities in the United States to secure various reclamation guarantees with respect to mineral properties in Utah and Colorado. As these funds are not available for general corporate purposes and secure the long term reclamation liability (see Note 4), they have been separately disclosed and classified as long-term for the majority of the Company’s mines. As of September 30, 2024 and December 31, 2023, the Company has determined that the Van 4 Mine is considered to be in reclamation. The Company recognized the Van 4 Mine’s reclamation liability and its restricted cash in full on the Company’s condensed interim consolidated balance sheets as current.

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

The fair value of the Company’s financial instruments are as follows (the Company had no marketable securities as of September 30, 2024):

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

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of net loss per share for each of the three and nine months ended September 30, 2024 and 2023 is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Warrants to purchase common shares	5,578,739	8,706,076	5,578,739	8,706,076
Options to purchase common shares	4,473,334	3,770,334	4,473,334	3,770,334
Total potentially dilutive securities	10,052,073	12,476,410	10,052,073	12,476,410

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

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 4 - Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of September 30, 2024 include: The San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of September 30, 2024 include: Hansen, North Hansen and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County, Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, and Wyoming. All of the mining assets represent properties which have previously been mined, to different degrees, for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

The Company’s property, plant & equipment and mineral properties, net and kinetic separation intellectual property are:

	Estimated Useful Lives	As of September 30, 2024	As of December 31, 2023
Mineral properties	N/A	$11,688,841	$11,688,841
Mining equipment	5 years	3,144,398	2,345,055
Vehicles	5 years	1,048,246	549,703
Software	5 years	9,120	-
Construction in progress	N/A	177,658	312,384
Land	N/A	351,957	351,957
Total property, plant & equipment and mineral properties		$16,420,220	$15,247,940
Less: accumulated depreciation		750,142	321,651
Property, plant & equipment and mineral properties, net		$15,670,078	$14,926,289
Kinetic separation intellectual property		$9,488,051	$9,488,051

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 4 - PROPERTY, PLANT & EQUIPMENT AND MINERAL PROPERTIES, NET AND KINETIC SEPARATION INTELLECTUAL PROPERTY, continued

Property, plant & equipment and mineral properties, net

During the nine months ended September 30, 2024 and 2023, Western made purchases of $1,182,935 and $1,874,183, which principally consisted of mining equipment and vehicles to increase mining capacity. For the three months ended September 30, 2024 and 2023, depreciation expense was $168,782 and $65,886, and for the nine months ended September 30, 2024 and 2023, depreciation expense was $433,148 and $163,223, respectively, which was included in mining expenditures on the Company’s condensed interim consolidated statements of operations and other comprehensive loss.

Oil and Gas Lease and Easement

In 2017, the Company entered into an oil and gas lease that became effective with respect to minerals and mineral rights owned by the Company on approximately 160 surface acres of the Company’s property in Colorado. As consideration for entering into the lease, the lessee has agreed to pay the Company a royalty from the lessee’s revenue attributed to oil and gas produced, saved, and sold attributable to the net mineral interest. The Company has also received cash payments from the lessee related to the easement that the Company is recognizing incrementally over the eight year term of the easement.

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

For the three months ended September 30, 2024 and 2023, the Company recognized aggregate revenue of $52,981 and $89,144, respectively, and for the nine months ended September 30, 2024 and 2023, the Company recognized aggregate revenue of $147,035 and $357,908, respectively, under these oil and gas lease arrangements.

Reclamation Liabilities

The Company’s mines are subject to certain asset retirement obligations, which the Company has recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. In connection with the Company’s San Rafael Mine, during the three months ended September 30, 2024, the Company incurred an additional gross and discounted reclamation liability of $61,403 and $12,154, respectively. The Company determined the gross reclamation liabilities of the mineral properties to be $812,027 and $751,444 as of September 30, 2024 and December 31, 2023, respectively. The portion of the reclamation liability related to the Van 4 Mine, which is in reclamation as of September 30, 2024, and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. During the nine months ended September 30, 2024, the Company’s internal mining operations team has been performing the Van 4 Mine reclamation work, and the State of Colorado has not yet reduced the associated reclamation liability amount. The Company expects to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, has discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of September 30, 2024 and December 31, 2023 were $262,880 and $241,562, respectively. The gross reclamation liabilities as of September 30, 2024 and December 31, 2023 are secured by financial warranties in the amount of $812,027 and $751,444, respectively.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 4 - PROPERTY, PLANT & EQUIPMENT AND MINERAL PROPERTIES, NET AND KINETIC SEPARATION INTELLECTUAL PROPERTY, continued

Reclamation Liabilities, continued

Reclamation liability activity consists of:

	For the Nine Months Ended September 30,
	2024	2023
Beginning balance at January 1	$316,619	$300,276
Adjustment to reclamation liability	12,154	4,035
Accretion	9,164	9,321
Ending Balance at September 30	$337,937	$313,632
Less: Reclamation liability, current portion	75,057	75,057
Reclamation liability, net of current portion	$262,880	$238,575

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

The Company has been working toward the completion of an updated Topaz Mine Plan of Operations (“Topaz Mine Plan”), which is a separate federal requirement of the U.S. Bureau of Land Management (“BLM”) for the conduct of mining activities on the federal land at the Topaz Mine. This is a prerequisite to re-permit the Topaz Mine with Colorado’s DRMS. In connection with the Topaz Mine Plan, an environmental assessment was prepared by an outside consultant and submitted to the BLM on June 24, 2024. The BLM issued a letter to the Company on August 2, 2024 advising that the application for the Topaz Mine Plan had run past the allowed evaluation period and was cancelled. A new federal law called the Fiscal Responsibility Act of 2023 was enacted that creates a one year time limit for BLM reviews. Under the transitional rules, the Topaz project was not eligible for an extension due to its duration. However, the project can be resubmitted and be picked-up where it was left off. The re-scoping process will need to be repeated to start the one year time clock. The Company is making a determination as to the best means and timing to resubmit its application.

San Rafael Permitting Status

The San Rafael Uranium Project, located in Emery County, Utah, is being developed as the Company's second production facility. During the second quarter 2024, Western submitted a Notice of Intent to the BLM that was approved for a mineral and groundwater exploration project. During the third quarter of 2024, Utah’s Division of Oil, Gas & Mining gave its approval of the exploration permit application and the Company posted a $60,300 Financial Guarantee of reclamation costs with the BLM. Following the completion of repairs to access roads, the phase 1 drilling program is set to begin in 2024. Initially, groundwater monitoring wells will be installed at five drilling locations, reaching depths of approximately 1,000 feet. During the borehole completion process, mineralization will also be assessed and confirmed against historical drill data. This project will provide the baseline data needed for permitting application submission.

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

The Company anticipates Kinetic Separation will improve the efficiency of the mining and processing of the sandstone-hosted mined material from Western’s conventional mines through the separation of waste from mineral bearing-ore, potentially reducing transportation, mill processing, and mill tailings costs. Kinetic Separation is not currently in use or being applied at any Company mines. The Company views Kinetic Separation as a cost saving technology, which it will seek to incorporate subsequent to commencing scaled production levels. There are also alternative applications, which the Company has explored.

NOTE 5 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	As of
	September 30, 2024	December 31, 2023
Trade accounts payable	$499,710	$562,831
Accrued liabilities	263,732	198,292
Total accounts payable and accrued liabilities	$763,442	$761,123

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 6 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to ratably receive such dividends, if any, as may be declared by the board of directors, out of legally available funds. Upon the liquidation, dissolution, or winding down of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of September 30, 2024 and December 31, 2023, an unlimited number of common shares were authorized for issuance.

Warrant Exercises

During the three and nine months ended September 30, 2024, an aggregate of 0 and 5,198,540 warrants were exercised for total proceeds of $0 and $4,605,458 (CAD $6,238,248), respectively.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of September 30, 2024, a total of 55,223,113 common shares were outstanding. As of September 30, 2024, the maximum number of stock options eligible to be issued under the Plan would be 5,522,311 and net of 4,473,334 options outstanding as of September 30, 2024, there remain 1,048,977 stock options available to be issued under the Plan.

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

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 6 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options

During the nine months ended September 30, 2024, the Company issued 22,484 shares of common stock pursuant to the cashless exercise of 41,666 stock options with an exercise price of $0.79 (CAD $1.03).

During the nine months ended September 30, 2024, the Company granted a stock option to a director for the purchase of 100,000 shares of common stock with a weighted average grant date fair value of $0.80 per share.

The Company utilized the Black-Scholes option pricing model to determine the fair value of this grant, using the assumptions as outlined below:

For the Nine Months Ended September 30, 2024
Stock price	CAD $2.00
Exercise price	CAD $2.00
Dividend yield	0%
Expected volatility	79.1% - 88.0%
Weighted average risk-free interest rate	4.22%
Expected life (in years)	2.55 - 3.05

There were no stock options granted during the nine months ended September 30, 2023.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding – January 1, 2024	4,917,666	$1.22	3.85	$214,875
Granted	100,000	1.47
Forfeited and expired	(502,666)	1.50
Exercised	(41,666)	0.79
Outstanding – September 30, 2024	4,473,334	$1.19	3.40	$1,057,764
Exercisable – September 30, 2024	3,948,326	$1.19	3.14	$952,300

The Company’s stock-based compensation expense (net of effect of forfeitures) related to stock options for the three months ended September 30, 2024 was $149,038 of which ($3,918) and $152,956 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense related to stock options for the three months ended September 30, 2023 was $0. The Company’s stock-based compensation expense related to stock options for the nine months ended September 30, 2024 was $893,688, of which $203,607 and $690,081 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense related to stock options for the nine months ended September 30, 2023 was $350,900, of which $57,417 and $293,483 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. As of September 30, 2024, there was approximately $130,928 of unrecognized share-based compensation for unvested stock option grants, which is expected to be recognized over a weighted average period of 0.34 years.

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value

Outstanding – January 1, 2024	10,804,539	$1.30	1.31	$1,576,511
Issued	-	-
Exercised	(5,198,540)	0.88
Expired/Forfeited	(27,260)	0.88
Outstanding – September 30, 2024	5,578,739	$1.61	1.65	$38,090
Exercisable – September 30, 2024	5,578,739	$1.61	1.65	$38,090

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

Note 7- Mining Expenditures

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Mining costs	$614,454	$421,064	$1,967,452	$1,042,186
Permits	28,267	26,662	91,904	81,340
Labor and related benefits	523,622	280,704	1,795,517	863,958
Royalties	-	2,424	5,300	5,019
Total mining expenses	$1,166,343	$730,854	$3,860,173	$1,992,503

Joint Venture

During February 2024, PRM entered into a joint venture agreement with Rimrock Exploration and Development Inc. (“Rimrock”) to explore, develop and mine (the “Mining Operations”) certain uranium and vanadium permitted mines and mining claims located in Colorado and owned by Rimrock (the “JV”). Pursuant to the terms of the JV, Rimrock will contribute certain assets into the JV and PRM will contribute $200,000 (the “Initial Contribution”) to be used to fund the Mining Operations. Thereafter, each party will own a 50% interest in the assets of the JV. During the initial phase of the JV, Rimrock will be the operator and the permits and licenses for the operator will remain in the name of Rimrock. The JV intends to sell the mined material to the Company under terms to be determined. During the term of the JV, PRM will pay the costs of the Mining Operations and will be entitled to recover 50% of such costs subsequent to the contribution of the full amount of the Initial Contribution. The JV will fund the recovery payments to be made to PRM from the proceeds of the sale of mined material. During the three and nine months ended September 30, 2024, PRM funded $55,643 and $234,192 to the JV, respectively, which was expensed to mining expenditures within the condensed interim consolidated statements of operations and other comprehensive loss and reflected within mining cost in the table above. The Company has completed its earn-in through the Initial Contribution and now owns a 50% interest in the assets of the JV.

NOTE 8 - Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $346,820 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. The Company assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $346,820 and $340,650 as of September 30, 2024 and December 31, 2023, respectively.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. The Company incurred rent expense of $26,325 and $17,925 in connection with these arrangements for the three months ended September 30, 2024 and 2023, respectively. The Company incurred rent expense of $76,175 and $53,775 in connection with these arrangements for the nine months ended September 30, 2024 and 2023, respectively.

The Company is obligated to pay Mr. Glasier for reimbursable expenses in the amount of $23,832 and $50,010, included within accounts payable and accrued liabilities, as of September 30, 2024 and December 31, 2023, respectively.

During the nine months ended September 30, 2024 and 2023, the Company purchased approximately $9,000 and $25,800 of mining related equipment from Silver Hawk Ltd, respectively.

See Note 9 - Subsequent Events.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

(Unaudited)

NOTE 9 – Subsequent events

Purchase of Colorado Mill Site

On October 1, 2024, Western, through its wholly owned subsidiary, Western Uranium Corporation, executed a binding Stock Purchase Agreement (the “PRC Agreement”) to purchase 100% of the shares of Pinon Ridge Corporation, a Colorado corporation (“PRC”), from a private investor group and thereby acquire Pinion Ridge Resources Corporation (“PRRC”), which is a wholly owned subsidiary of PRC. PRRC owns an approximately 900-acre property located in Montrose County, Colorado, where a uranium processing mill was previously licensed but never constructed. While the mill was never constructed, it was fully licensed and thus provides leverage from past expenditures unique to this specific site supporting the permitting process. The acquisition becomes the second property package that Western has acquired, in addition to the Maverick Minerals Processing Plant site in Utah, and is part of Western’s plans for developing and licensing one or more uranium and vanadium processing facilities to process production from its resource properties in Colorado and Utah.

Pursuant to the PRC Agreement, the former PRC shareholders were paid $829,167 for their PRC equity and shareholder loan repayments. As of October 3, 2024, Western has completed all such payments and the transaction has closed. After closing, a creditor holding a security interest against PRRC was paid a total of $1,148,125 to pay off an outstanding promissory note. Western also assumed certain PRC liabilities and obligations in the transaction, including royalty obligations payable to an unrelated third party based upon the mineral volume processed through any mineral processing plant that is located on the property.

The transaction will be accounted for as a purchase of an asset.

George Glasier, the President, CEO and a director of Western, and his wife Kathleen owned 50% of the shares of PRC, and Andrew Wilder, a director of Western, indirectly owned 3% of the shares of PRC, and so the transaction was considered a related party transaction. The Company’s Board of Directors established an independent committee of the Board comprised of directors who were not considered to have an interest in the transaction, and the independent committee oversaw the negotiation and approved the entering into the Agreement on behalf of the Company. Of the total cash paid to the sellers, approximately $414,000 was paid to George Glasier and approximately $24,000 was paid to an affiliate of Andrew Wilder.

November 2024 Private Placement

On November 8, 2024, the Company announced a private placement of up to 4,166,666 units at a price of CAD $1.32 per unit, which if fully subscribed would result in aggregate gross proceeds of up to approximately CAD $5,500,000, subject to a 15% discretionary overallotment increase. Each unit is comprised of one common share of Western and one common share purchase warrant. Each warrant is exercisable into one common share at a price of CAD $1.78 per share for a period of four years following the closing date of the private placement. This private placement is expected to close on November 15, 2024.

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

During the three months ended September 30, 2024 and 2023, we recognized aggregate revenue of $52,981 and $89,144, respectively, and for the nine months ended September 30, 2024 and 2023, we recognized aggregate revenue of $147,035 and $357,908, respectively, under these oil and gas lease arrangements. For the three months ended September 30, 2024, oil and gas royalties declined due to lower volumes attributable to production decline curves. For the nine months ended September 30, 2024, the decline in oil and gas royalties was principally attributable to short-term well-pad maintenance shutdowns of eight (8) wells during the second quarter and lower production volumes attributable to production decline curves.

Sunday Mine Complex Project Update

Western continues to ramp up operations to achieve its annualized production target of 1 million pounds of uranium and 6 million pounds of vanadium. Following the expansion of infrastructure deeper into the West Sunday Mine, the mining teams commenced driving a drift which is approximately 2,700 feet in distance to the Leonard & Clark deposit. To date, a total of 573 feet has been developed, including 466 feet of ramp footage. A jumbo drill was deployed to increase progress.

The drilling teams continue to define additional mining areas utilizing underground horizontal drilling. Between January 25th and March 31st, the team drilled a total of 13,153 linear feet. During the second quarter, the underground horizontal drilling program achieved 12,339 additional linear feet, and in the third quarter an additional 4,983 linear feet were achieved.

Also, during the third quarter, the operations team moved to an area of the Sunday Mine where the last operator ceased production. Existing underground workings were rehabilitated and utilities were installed in a large stope area close to the former production face.

At the beginning of 2024, Western expanded the Sunday Mine Complex mining operations by deploying two alternating mining crews and two alternating drilling teams who operated seven days a week. In early January, a schedule of alternating weeks with seven workdays per week was implemented for the mining and drilling teams at the Sunday Mine Complex. By early July, mining operations transitioned back to a four workdays per week schedule to enhance coordination and efficiency during the summer months. For the next phase of the work program, the mining team is transitioning back to the seven day work schedule in November 2024.

The mining team encountered a previously unknown uranium mineral deposit while drifting to the Leonard & Clark deposit. Consequently, the Company has paused the drifting project and the mining team and the drilling team switched the locations from which they were working. The drilling station was relocated to this newly discovered uranium deposit in order to facilitate an assessment of its size. As this is a previously unexplored area, this discovery was not unexpected as our expectation is that we will encounter additional significant mineral deposits. Significant drilling, probing and data collection was done in this area, and reporting will be completed under the supervision of Western’s new geologist, to be hired in the fourth quarter of 2024.

San Rafael

The San Rafael Uranium Project, located in Emery County, Utah, is being developed as the Company's second production facility. During the second quarter 2024, Western submitted a Notice of Intent to the U.S. Bureau of Land Management (“BLM”) that was approved for a mineral and groundwater exploration project. During the third quarter of 2024, Utah’s Division of Oil, Gas & Mining gave its approval of the exploration permit application and the Company posted a $60,300 Financial Guarantee of reclamation costs with the BLM. Following the completion of repairs to access roads, the phase 1 drilling program is set to begin in 2024. Initially, groundwater monitoring wells will be installed at five drilling locations, reaching depths of approximately 1,000 feet. During the borehole completion process, mineralization will also be assessed and confirmed against historical drill data. This project will provide the baseline data needed for permitting application submission.

Joint Venture with Rimrock Exploration and Development Inc.

Western has entered into a joint venture with Rimrock Exploration and Development Inc. (“Rimrock”), a private company which owns two fully permitted, developed, and past producing uranium mines in Colorado. Western will fund mining operations and initially Rimrock will be the operator. Upon the payment of the initial contribution, each party will own a 50% interest in the assets of the joint venture. During the three and nine months ended September 30, 2024, $55,643 and $234,192, respectively, in funding was provided to the JV, and this amount has been fully expensed to mining expenditures. The Company completed its earn-in during the third quarter of 2024, through payment of the initial contribution and now owns a 50% interest in the assets of the JV. These mines access shallow uranium deposits where mined material is available at depths of 60 and 120 feet. The joint venture will sell the mined material to Western under terms to be determined. The mines do not have a technical report but are anticipated to provide marginal production to supplement Western’s Sunday Mine Complex production. The next step in advancing the project is for the Rimrock team to drill in front of their mining stations to establish more mineralized material and determine future mining areas based upon the trend of the mineral deposit.

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

The Company has been working toward the completion of an updated Topaz Mine Plan of Operations since 2020. This is a separate federal requirement of the Bureau of Land Management (“BLM”) for the conduct of mining activities on the federal land at the Topaz Mine and is a prerequisite to re-permit the Topaz Mine with Colorado’s DRMS. An Environmental Assessment (“EA”) was prepared by an outside consultant to the BLM and submitted on June 24, 2024 for BLM’s internal review. On August 2, 2024, the BLM issued a letter advising that the Plan of Operations Environmental Assessment had been cancelled. A new federal law called the Fiscal Responsibility Act of 2023 was enacted that creates a one year time limit for BLM reviews. Under the transitional rules, the Topaz project was not eligible for an extension. However, the project can be resubmitted and be picked up where it left off. The re-scoping process will need to be repeated to start the one year time clock. At this time the Company has the ability to modify the Plan of Operations or proceed with the version previously submitted. Given this optionality, the Company is making a determination as to the best way to move forward.

Energy Fuels Ore Buying Program

Energy Fuels has announced that it expects to commence an ore buying program from third-party miners in 2024 to increase its uranium production profile at the White Mesa Mill, currently, the only operational conventional uranium/vanadium mill in the United States. Western and Energy Fuels have had discussions regarding the delivery of mined material from the Sunday Mine Complex. The process can move forward once Energy Fuels makes available a final Ore Purchase Agreement with the program terms. If a mutually beneficial arrangement can be established, Western could pivot its current mining operations to begin deliveries of mined material in as little as 30 days.

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

The development of the Maverick Minerals Processing Plant in Green River, Utah, has advanced considerably. In the second quarter 2023, the land acquisition was completed and in the third quarter 2023 the project design and permitting activities commenced with the engagement of a full team of consulting firms, chosen for their expertise in engineering / mill design, permit preparation, environmental, hydrology, and air quality. Site evaluation work was undertaken and a preliminary plant and property site plan was compiled for the location of monitor wells, meteorological towers, buildings, processing circuits, tailings and evaporation ponds, roads/infrastructure and ore storage facilities. At a pre-application permitting meeting in November 2023, the Company and its consultants met onsite with local officials. During the first nine months of 2024, additional progress has been made. The baseline data required for submission of the permitting application continues to be collected from the onsite meteorological towers. A final plant and animal study was completed. This study confirmed the site is clear of endangered plant life that is only observable during the spring growing season. Additional consulting commitments were made to advance the licensing and development with Precision Systems Engineering (PSE), a leading engineering, and design consulting firm headquartered in Sandy, Utah. Initially, PSE’s target was to release the preliminary engineering design and cost estimate in June 2024 for a 500 ton per day mill; this timing has been deferred while Western reassesses its design and strategy now that it has purchased a previously licensed mill site in Colorado (please see Colorado Mill Site Purchase, below).

At this stage of development, we are continuing to analyze a range of scenarios to determine the most advantageous approach. Notably, we are exploring downsizing the mill through the application of Kinetic Separation. In addition to variable sizing and the application of Kinetic Separation, we intend to retain the modular build approach, and the potential to utilize multiple facility locations.

Colorado Mill Site Purchase

On October 1, 2024, Western, through its wholly owned subsidiary, Western Uranium Corporation, executed a binding Stock Purchase Agreement (the “PRC Agreement”) to purchase 100% of the shares of Pinon Ridge Corporation, a Colorado corporation (“PRC”), from a private investor group and thereby acquire Pinion Ridge Resources Corporation (“PRRC”), which is a wholly owned subsidiary of PRC. PRRC owns an approximately 900-acre property located in Montrose County, Colorado, where a uranium processing mill was previously licensed but never constructed. While the mill was never constructed, it was fully licensed and thus provides leverage from past expenditures unique to this specific site supporting the permitting process. The acquisition becomes the second property package, that Western has acquired in addition to the Maverick Minerals Processing Plant site in Utah, and is part of Western’s plans for developing and licensing one or more uranium and vanadium processing facilities to process production from its resource properties in Colorado and Utah.

Pursuant to the PRC Agreement, the former PRC shareholders were paid $829,167 for their PRC equity and shareholder loan repayments. As of October 3, 2024, Western has completed all such payments and the transaction has closed. After closing, a creditor holding a security interest against PRRC was paid a total of $1,148,125 to pay off an outstanding promissory note. Western also assumed certain PRC liabilities and obligations in the transaction, including royalty obligations payable to an unrelated third party based upon the mineral volume processed through any mineral processing plant that is located on the property.

The transaction will be accounted for as a purchase of an asset.

George Glasier, the President, CEO and a director of Western, and his wife Kathleen owned 50% of the shares of PRC, and Andrew Wilder, a director of Western, indirectly owned 3% of the shares of PRC, and so the transaction was considered a related party transaction. The Company’s Board of Directors established an independent committee of the Board comprised of directors who were not considered to have an interest in the transaction, and the independent committee oversaw the negotiation and approved the entering into the Agreement on behalf of the Company. Of the total cash paid to the sellers, approximately $414,000 was paid to George Glasier and approximately $24,000 was paid to an affiliate of Andrew Wilder.

The operations team has moved rapidly to deploy instruments for the collection of water and air quality data. This baseline testing is being completed to update existing site data as a critical input for the permitting and licensing application.

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

The TENEX force majeure notices require U.S. customers to secure waivers within 60 days that exempt them from the new U.S. Russian uranium ban or risk being moved to the back of the line for uranium deliveries if they are granted a waiver later. TENEX’s notice is based on their intention to honor their contracts, but they acknowledge this could be overridden by the Kremlin. This deadline has now passed and the DOE is currently granting waivers to the ban. Multiple waivers have been partially or fully approved, however the details are not in the public domain. The waiver process does not appear restrictive and will likely allow the majority of previously contracted Russian material into the United States prior to January 1, 2028. Western is unaware of TENEX taking any further actions subsequent to its force majeure notices.

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

We continue to believe the shift away from Russia/Rosatom will be a major catalyst in the realignment of nuclear fuel markets which will benefit western producers. We anticipate this process will culminate in tremendous support for the U.S. nuclear fuel industry. As a result, we have been and will be continuing to accelerate the advancement of our operational strategy in anticipation of increasing uranium price levels that will reward near-term scaled-up production.

Nuclear Fuel and Uranium Market Conditions

During the first nine months of 2024, the spot uranium price decreased $9.00 from $91.00 to $82.00. Notably, the long-term price increased from $68.00 to $81.50 during a period of rising conversion and enrichment services prices. However this follows an extremely strong period in the market where spot uranium prices have reacted to supply/demand constraints and geopolitical risks. Since July 2023, spot uranium increased from the approximately $50/lbs. level to over $100/lbs. in January 2024, before settling back into its current levels. The events of 2022 have set in motion uranium market and nuclear fuel opportunities for the next decade and beyond. There are positive catalysts across multiple levels of the nuclear fuel and uranium markets. Underlying fundamentals are the strongest in decades. This is attributable to multiple factors, including climate change, energy security, supply chain and energy scarcity initiatives. The supply/demand imbalance has flipped from a market with excess supply into a market with excess future demand. With the reduced availability of secondary supplies, utilities have begun adding multi-year contracts with mining companies for primary supply. The drivers expanding the demand for nuclear fuel include non-nuclear nations adding nuclear power generation, nuclear nations expanding fleets and/or extending lives of existing reactors, idled nuclear reactors being redeployed, the reversal of phase-outs and shutdowns, and the deployment of advanced reactors / SMRs. However, the challenge is in meeting increasing demand simultaneously with supply constraints from the world’s largest suppliers. We believe uranium equity prices will continue to strengthen and reflect the underlying positive fundamentals in the nuclear/uranium sector. Most notably during the quarter, multiple market analysts have flagged low availability of mobile secondary inventories. We believe the continued draw down of inventories to be a market catalyst of the recent uptick in uranium prices.

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

In the second quarter of 2024, investors began purchasing nuclear and uranium equities as a means to create long exposure for their positive view on Artificial Intelligence (AI), due to the vast energy requirements of data centers. Recent transactions have been announced as tech giants Microsoft, Amazon, and Google have sought deals to source nuclear power for their data centers from full scale reactors and SMRs. Microsoft most prominently signed an agreement with Constellation Energy to restart a Three Mile Island reactor in Pennsylvania and purchase 100% of the power generated for two decades.

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

Military alliances are changing as the Junta has signed a new military agreement with Russia and has brought Russian military instructors into the country in April 2024. In addition to the French military evacuating/being expelled from Niger, the U.S. military has agreed to depart the country. During May 2024 in a joint statement, Niger and the U.S. announced that no later than September 2024 all U.S. military troops would be withdrawn from Niger. Under pressure from the government of Niger, the U.S. completed the final withdrawal of all military personnel on August 5, 2024. The Junta is now utilizing Russian military support as a replacement.

This conflict is impacting future global uranium supply. Several uranium mine development projects in the country continue to proceed despite the evacuation of many foreign nationals and difficulties receiving supplies. Re-establishing political stability is likely a prerequisite to these companies receiving the funding packages needed to cover the significant project development costs. Recently, the government of Niger has revoked operating permits from foreign uranium companies, including Orano in June 2024 and Goviex in July 2024. Subsequently in October 2024, Orano suspended production at its last operating mine in Niger. This was due to the financial strain from a border closing, which has stranded stockpiled uranium. Further, the government is not responding to proposed export alternatives.

During October 2023, geopolitical instabilities spread further to the Middle East after a Hamas attack on Israel triggered a counterattack by Israel on the Gaza Strip. The Israel-Hamas hostilities have escalated over the Summer of 2024 and then spread to other countries in the Middle East. This additional hot spot further increases volatility in the world and destabilizes the Middle East region that is highly influential on global energy prices.

United States Presidential Election

On November 5, 2024, the United States held a highly contested Presidential election between Republicans (Trump-Vance) and Democrats (Harris-Walz). The Trump-Vance Republican ticket won, thus returning former-President Donald Trump to a second Presidential term. Also, Republicans appear to have assumed control of Congress by achieving majorities in both the Senate and House of Representatives. Nuclear energy currently enjoys bipartisan support, but each of these Presidential Administrations has taken a different approach in their support. Given the Republican wins in these elections, this is likely to lead to changes in the approach to various issues that could affect the Company’s business but can’t be predicted with any certainty. However, based upon available information, we speculate that Biden-Harris’ climate change and clean energy initiatives will be de-emphasized in favor of Trump administration campaign themes involving energy independence and America first policies.

Results of Operations

The following table presents the Company’s financial results for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$52,981	$89,144	$147,035	$357,908
Expenses
Mining expenditures	1,166,343	730,854	3,860,173	1,992,503
Professional fees	127,049	44,382	484,926	303,312
General and administrative	813,403	365,197	2,604,516	1,384,316
Consulting fees	247,850	48,251	738,204	48,988
Total operating expenses	2,354,645	1,188,684	7,687,819	3,729,119
Operating loss	(2,301,664)	(1,099,540)	(7,540,784)	(3,371,211)
Accretion and interest income, net	(62,492)	(39,498)	(199,202)	(126,979)
Other income, net	1,998	-	1,998	(4,000)
Net loss	(2,241,170)	(1,060,042)	(7,343,580)	(3,240,232)
Other Comprehensive (loss) income
Foreign currency translation adjustment	14,018	(43,474)	(190,861)	14,716
Comprehensive loss	$(2,227,152)	$(1,103,516)	$(7,534,441)	$(3,225,516)

Three Months Ended September 30, 2024 as Compared to the Three Months Ended September 30, 2023

Summary:

Our condensed consolidated net loss for the three months ended September 30, 2024 and 2023 was $2,241,170 and $1,060,042, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the three months ended September 30, 2024 and 2023 was $2,227,152 and $1,103,516, respectively.

Revenues

Our revenue for the three months ended September 30, 2024 and 2023 was $52,981 and $89,144, respectively. The decrease in revenues of $36,163, or 41% was primarily related to lower oil and gas well volumes attributable to production decline curves during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Mining Expenditures

Mining expenditures for the three months ended September 30, 2024 were $1,166,343 as compared to $730,854 for the three months ended September 30, 2023. The increase in mining expenditures of $435,489, or 60% was principally attributable to scaling up mining activities at the Company’s Sunday Mine Complex which involved the hiring of additional mining personnel, increased mining services and supplies costs, and increased maintenance and depreciation costs for mining equipment and vehicles placed into service.

Professional Fees

Professional fees for the three months ended September 30, 2024 were $127,049 as compared to $44,382 for the three months ended September 30, 2023. The increase in professional fees of $82,667, or 186% was due to increased accounting and legal costs in connection with increased business and mining activities.

General and Administrative

General and administrative expenses for the three months ended September 30, 2024 were $813,403 as compared to $365,197 for the three months ended September 30, 2023. The increase in general and administrative expense of $448,206, or 123%, is primarily due to an increase in headcount and employee benefits, non-cash stock-based compensation expense and insurance costs in connection with increased mining activities.

Consulting fees

Consulting fees for the three months ended September 30, 2024 were $247,850 as compared to $48,251 for the three months ended September 30, 2023. The increase in consulting fees of $199,599 was due to the increased costs incurred for the licensing and permitting of a mineral processing plant.

Accretion and interest income, net

Accretion and interest income, net for the three months ended September 30, 2024 was $62,492 as compared to $39,498 for the three months ended September 30, 2023. The increase in interest income, net of $22,994 or 58% was principally attributable to higher interest rates earned and larger invested cash balances during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Other income, net

Other income, net for the three months ended September 30, 2024 was $1,998 as compared to $0 for the three months ended September 30, 2023. The change was attributable to a loss on the sale of a used vehicle during the three months ended September 30, 2024.

Foreign currency translation adjustment

Foreign currency translation adjustment for the three months ended September 30, 2024 was a gain of $14,018 as compared to a loss of $43,474 for the three months ended September 30, 2023. The change in foreign exchange is primarily due to the strengthening of the USD against the CAD.

Nine Months Ended September 30, 2024 as Compared to the Nine Months Ended September 30, 2023

Summary:

Our condensed consolidated net loss for the nine months ended September 30, 2024 and 2023 was $7,343,580 and $3,240,232, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the nine months ended September 30, 2024 and 2023 was $7,534,441 and $3,225,516, respectively.

Revenues

Our revenue for the nine months ended September 30, 2024 and 2023 was $147,035 and $357,908, respectively. The decrease in revenues of $210,873, or 59% was primarily related to lower production volumes from the oil and gas wells due to short-term well-pad maintenance shutdown in the second quarter and lower well performance during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Mining Expenditures

Mining expenditures for the nine months ended September 30, 2024 were $3,860,173 as compared to $1,992,503 for the nine months ended September 30, 2023. The increase in mining expenditures of $1,867,670, or 94% was principally attributable to scaling up mining activities at the Company’s Sunday Mine Complex, which involved the hiring of additional mining personnel, increased mining services and supplies costs, and increased maintenance and depreciation costs for mining equipment and vehicles placed into service.

Professional Fees

Professional fees for the nine months ended September 30, 2024 were $484,926 as compared to $303,312 for the nine months ended September 30, 2023. The increase in professional fees of $181,614, or 60% was due to increased accounting and legal costs in connection with increased business and mining activities.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2024 were $2,604,516 as compared to $1,384,316 for the nine months ended September 30, 2023. The increase in general and administrative expense of $1,220,200, or 88% is primarily due to an increase in headcount and employee benefits, non-cash stock-based compensation expense and insurance costs in connection with increased mining activities.

Consulting fees

Consulting fees for the nine months ended September 30, 2024 were $738,204 as compared to $48,988 for the nine months ended September 30, 2023. The increase in consulting fees of $689,216 was due to the increased costs incurred for the licensing and permitting of a mineral processing plant.

Accretion and interest income, net

Accretion and interest income, net for the nine months ended September 30, 2024 was $199,202 as compared to $126,979 for the nine months ended September 30, 2023. The increase in interest income, net of $72,223, or 57% was principally attributable to higher interest rates earned and larger invested cash balances during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Other income, net

Other income, net for the nine months ended September 30, 2024 was a loss of $1,998 as compared to a gain of $4,000 for the nine months ended September 30, 2023. The change was principally attributable to a gain on the sale of a used vehicles during the nine months ended September 30, 2023 compared to a loss on the sale of a used vehicle during the nine months ended September 30, 2024.

Foreign currency translation adjustment

Foreign currency translation adjustment for the nine months ended September 30, 2024 was a loss of $190,861 as compared to a gain of $14,716 for the nine months ended September 30, 2023. The change in foreign exchange is primarily due to the weakening of the USD against the CAD.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash balance as of September 30, 2024 was $7,459,395. Our cash position is highly dependent on our ability to raise capital through the issuance of debt and equity and our management of expenditures for mining development and for fulfillment of our public company reporting responsibilities. Our management believes that in order to finance the development of the mining properties and Kinetic Separation, to secure regulatory licenses and to construct the Maverick Minerals Processing Plant for the processing of uranium and vanadium, we will be required to raise additional capital by way of debt and/or equity. We will also require additional working capital to continue to scale-up its mining operations at the Sunday Mine Complex. This outlook is based on our current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash used in operating activities

Net cash used in operating activities was $5,762,812 for the nine months ended September 30, 2024, as compared with $2,563,287 for the nine months ended September 30, 2023. The increase of $3,199,525 in cash used in operating activities was principally driven by an increase in net loss of $4,103,348, offset by an increase of $542,788 in stock-based compensation and an increase of $269,925 in depreciation.

Net cash used in investing activities

Net cash used in investing activities was $1,178,935 for the nine months ended September 30, 2024, as compared with $1,874,183 for the nine months ended September 30, 2023. The decrease in cash used in investing activities of $695,248 was principally due to elevated purchases of equipment in the 2023 period in connection initial mining mobilization related to the Sunday Mine Complex.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2024 and 2023 were $4,605,458 and $551,629, respectively. The increase in cash provided by financing activities of $4,053,829 was due to proceeds of $4,605,458 from the exercise of warrants during the nine months ended September 30, 2024.

Reclamation Liability

Our mines are subject to certain asset retirement obligations, which we have recorded as reclamation liabilities. The reclamation liabilities of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The reclamation liability represents our best estimate of the present value of future reclamation costs in connection with the mineral properties. In connection with our San Rafael Mine, during the three months ended September 30, 2024, we incurred an additional gross and discounted reclamation liability of $61,403 and $12,154, respectively. We determined the gross reclamation liabilities of the mineral properties to be $812,027 and $751,444, as of September 30, 2024 and December 31, 2023, respectively. The portion of the reclamation liability related to the Van 4 Mine, which is in reclamation as of September 30, 2024, and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,075. During the nine months ended September 30, 2024, our internal mining operations team has been performing the Van 4 Mine reclamation work, and the State of Colorado has not yet reduced the reclamation liability amount. We expect to begin incurring the reclamation liability after 2054 for all mines that are not in reclamation and accordingly, have discounted the gross liabilities over their remaining lives using a discount rate of 5.4%. The net discounted aggregated values as of September 30, 2024 and December 31, 2023 were $262,880 and $241,562, respectively. The gross reclamation liabilities as of September 30, 2024 and December 31, 2023 are secured by financial warranties in the amount of $812,027 and $751,444, respectively.

Oil and Gas Lease and Easement

We entered into an oil and gas lease that became effective with respect to minerals and mineral rights owned by us on approximately 160 surface acres of our property in Colorado. As consideration for entering into the lease, the lessee has agreed to pay us a royalty from the lessee’s revenue attributed to oil and gas produced, saved, and sold attributable to the net mineral interest. We have also received cash payments from the lessee related to the easement that we are recognizing incrementally over the eight year term of the easement.

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

Under the oil and gas lease and easement arrangements, during the three months ended September 30, 2024 and 2023, we recognized aggregate revenue of $52,981 and $89,144, respectively, and for the nine months ended September 30, 2024 and 2023, the Company recognized aggregate revenue of $147,035 and $357,908, respectively, under these oil and gas lease arrangements

Related Party Transactions

We have transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $346,820 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. We assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, we recorded the deferred contingent consideration as an assumed liability in the amount of $346,820 and $340,650 as of September 30, 2024 and December 31, 2023, respectively.

On October 1, 2024, Western, through its wholly owned subsidiary, Western Uranium Corporation (“WUC”), executed a binding Stock Purchase Agreement (the “PRC Agreement”) to purchase 100% of the shares of Pinon Ridge Corporation, a Colorado corporation (“PRC”), from a private investor group and thereby acquire an approximately 900-acre property located in Montrose County, Colorado, where a uranium processing plant was previously licensed but never constructed. George Glasier, the President, CEO and a director of Western, and his wife Kathleen owned 50% of the shares of PRC, and Andrew Wilder, a director of Western, indirectly owned 3% of the shares of PRC. Therefore, this transaction constitutes a related party transaction. The Company’s Board of Directors established an independent committee of the Board, comprised of directors who are not considered to have an interest in the transaction. The independent committee of the Board has overseen the negotiation and approved the entering into the Agreement on behalf of the Corporation. Of the total cash paid to the sellers, approximately $414,000 was paid to George Glasier and approximately $24,000 was paid to an affiliate of Andrew Wilder.

We have multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. We incurred rent expense of $26,325 and $17,925 in connection with these arrangements for the three months ended September 30, 2024 and 2023, respectively. We incurred rent expense of $76,175 and $53,775 in connection with these arrangements for the nine months ended September 30, 2024 and 2023, respectively.

We are obligated to pay Mr. Glasier for reimbursable expenses in the amount of $23,832 and $50,010, included within accounts payable and accrued liabilities, as of September 30, 2024 and December 31, 2023, respectively.

During the nine months ended September 30, 2024 and 2023, the Company purchased approximately $9,000 and $25,800 of mining related equipment from Silver Hawk Ltd, respectively.

Going Concern

With the exception of the quarter ended June 30, 2022, we had incurred losses from our operations and as of September 30, 2024, had an accumulated deficit of $26,161,437 and working capital of $6,174,805.

Since inception, we have met our liquidity requirements principally through the issuance of notes, the sale of our common shares and from limited revenue sources. During the nine months ended September 30, 2024, we received $4,605,458 in proceeds from the exercise of our common share warrants. On December 12, 2023, we closed a non-brokered private placement of 5,215,828 units at a price of CAD $1.39 per unit. The aggregate gross proceeds raised in the private placement amounted to CAD $7,250,000 (USD $4,836,867 in net proceeds). During the year ended December 31, 2023, we received $1,004,044 in proceeds from the exercise of our common share warrants.

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

Off Balance Sheet Arrangements

As of September 30, 2024, there were no off-balance sheet transactions. We have not entered into any specialized financial agreements to minimize our investment risk, currency risk or commodity risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Based upon its assessment, as of September 30, 2024, management has identified the following material weaknesses in its internal control over financial reporting, inclusive of the control weakness related to disclosure controls and procedures:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a- 15 or 15d-15 under the Exchange Act that occurred during the Company’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of September 30, 2024, the ultimate disposition of which would have a material adverse effect on our condensed interim consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, including in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Forward-Looking Statements” and elsewhere in Item 2, the risks and uncertainties which could adversely affect our business, financial condition, results of operations and future growth prospects that we believe are most important for you to consider are discussed in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 16, 2024. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2023 are not the only risks we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. Western went into active mining operations at the Sunday Mine Complex during 2021. During the quarter ended September 30, 2024, Mine Safety and Health Administration (MSHA) mine inspections have not yielded any disclosures required by Section 1503(a) of the Dodd-Frank Act.”

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

WESTERN URANIUM & VANADIUM CORP.

Date: November 14, 2024	By:	/s/ George Glasier
George Glasier Chief Executive Officer and President

Date: November 14, 2024	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer