Form 10-K
period 2024-12-31
Western Uranium & Vanadium Corp.
filed 2025-04-15
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-55626

WESTERN URANIUM & VANADIUM CORP.

(Exact Name of Registrant as Specified in Its Charter)

Ontario, Canada	98-1271843
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5 Church Street Toronto, Ontario, Canada	M5E 1M2
(Address of Principal Executive Offices)	(Zip Code)

(970) 864-2125

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $63.9 million, based on the closing price of the registrant’s common shares of $1.27 per share.

As of April 14, 2025, 59,386,546 of the registrant’s no par value common shares were outstanding.

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

On June 30, 2023, Western re-qualified as a foreign private issuer as that term is defined in Rule 3b-4(c) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). As a result, the Company may now utilize certain accommodations made to foreign private issuers, including (1) an exemption from complying with the Commission’s proxy rules, (2) an exemption from the Company’s insiders having to comply with the reporting and short-swing trading liability provisions of Section 16 under the Exchange Act, (3) the ability to make periodic filings with the Commission on the Form 20-F and Form 6-K foreign issuer forms, and (4) the ability to offer and sell unrestricted securities outside of the United States pursuant to Rule 903 of Regulation S. The Company plans to take advantage of these accommodations. However, the Company currently has decided to voluntarily continue to file periodic reports with the Commission using domestic issuer forms including filing annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. On the subsequent measurement date, June 30, 2024, Western reconfirmed its qualification as a foreign private issuer.

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

v

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

Furthermore, related to Kinetic Separation in connection with the acquisition of Black Range, the Company assumed a call option agreement between Black Range and Mr. George Glasier. Prior to the Black Range Transaction, George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $309,138 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation. Western assumed this contingent payment obligation in connection with the Black Range Transaction.

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

On June 30, 2023, Western re-qualified as a foreign private issuer as that term is defined in Rule 3b-4(c) promulgated under the Exchange Act. As a result, the Company may now utilize certain accommodations made to foreign private issuers, including (1) an exemption from complying with the Commission’s proxy rules, (2) an exemption from the Company’s insiders having to comply with the reporting and short-swing trading liability provisions of Section 16 under the Exchange Act, (3) the ability to make periodic filings with the Commission on the Form 20-F and Form 6-K foreign issuer forms, and (4) the ability to offer and sell unrestricted securities outside of the United States pursuant to Rule 903 of Regulation S. The Company plans to take advantage of these accommodations. However, the Company currently has decided to voluntarily continue to file periodic reports with the Commission using domestic issuer forms including filing annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. On the subsequent measurement date, June 30, 2024, Western reconfirmed its qualification as a foreign private issuer.

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

Our common shares are listed on the Canadian Securities Exchange, also known as the “CSE,” under the symbol “WUC”, and are also quoted in the United States on the OTCQX Best Market under the symbol “WSTRF.” We are headquartered in Ontario, Canada with mining operations in the two U.S. states of Utah and Colorado. The mailing address of our headquarters is 5 Church Street, Toronto, Ontario, M5E 1M2, Canada, and the telephone number is (970) 864-2125. Our corporate website is located at http://www.western-uranium.com/.

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

Our wholly-owned subsidiaries are Western Uranium Corporation (Utah) (“Western Utah”), PRM, Black Range, Black Range Copper Inc., Ranger Resources Inc., Black Range Minerals Inc., Black Range Minerals Colorado LLC, Black Range Minerals Wyoming LLC, Haggerty Resources LLC, Ranger Alaska LLC, Black Range Minerals Utah LLC, Black Range Minerals Ablation Holdings Inc., Black Range Development Utah LLC, Maverick Strategic Minerals Corp, Pinon Ridge Corporation (“PRC”) and Mustang Mineral Processing Inc (“Mustang”).

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

Our mineral properties are located in western Colorado and eastern Utah and adjacent areas of the western United States. We have committed to permitting and building our own mill to process uranium and vanadium and incorporating Kinetic Separation into our licensing. Our primary focus consists of the mining operations at the fully permitted Sunday Mine, the commercialization of Kinetic Separation, completing the permitting and construction of mineral processing facilities (uranium and vanadium), and permitting the San Rafael Project.

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

OUR STRATEGY

Our vision is to become a regional uranium and vanadium developer, producer, and processor. Our strategy is to build value for shareholders by advancing our projects for further scaled-up mining production. We have committed to permitting and building our own processing plant to mill uranium and vanadium and incorporating Kinetic Separation into our licensing. Facility design and permitting have begun on parcels of land acquired in Utah and Colorado, on which we intend to develop and build our processing facilities. In 2022, Western began acquiring mining equipment and vehicles and building a mining team to put in place an in-house mining capability and to replace its previous outsourced mining contractor. During 2024 and 2023, this team was conducting mining operations at the Sunday Mine Complex developing the mine for future production and extracting ore to be stockpiled underground, to assure the availability of feedstock to baseload the mineral processing facilities.

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

Capital Raising

On November 20, 2024, the Company closed a private placement of 4,142,906 units at a price of $0.94 (CAD $1.32) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,897,166 (CAD $5,468,636) and proceeds net of issuance costs were $3,546,870 (CAD $4,975,966). Each unit is comprised of one common share of Western and one common share purchase warrant. Each warrant is exercisable into one common share at a price of $1.27 (CAD $1.78) per share for a period of four years following the closing date of the private placement.

On December 12, 2023, the Company closed a non-brokered private placement of 5,215,828 units at a price of $1.02 (CAD $1.39) per unit. The aggregate gross proceeds raised in the private placement amounted to $5,324,989 (CAD $7,250,000 as of December 31, 2023). Issuance costs, consisting principally of commissions and legal fees, were $488,122 (CAD $661,912 as of December 31, 2023). Each unit consisted of one common share plus one half of one warrant. Each warrant is exercisable into one share at a price of $1.38 (CAD $1.88) per common share for a period of four years following the closing date of the private placement. A total of 5,215,828 common shares and warrants to purchase 2,607,913 common shares were issued to investors in connection with the private placement.

During the years ended December 31, 2024 and 2023, an aggregate of 5,198,540 and 1,165,450 warrants were exercised for total proceeds of $4,605,458 (CAD $6,238,248) and $1,004,044 (CAD $1,358,565), respectively.

On November 28, 2024, The Company’s Board approved amendments to extend the term and reduce the exercise price of 2,868,541 previously issued common share purchase warrants. These warrants, originally issued during December 2021 and January 2022, had initial exercise prices of $1.94 (CAD $2.50) and $2.00 (CAD $2.50) per share, respectively, and were set to expire three years post-issuance. Effective November 28, 2024, the term was extended to January 20, 2026, a date that is less than five years since the original date of issuance. Effective February 27, 2025 the exercise price was reduced to $1.39 (CAD $2.00), the date upon which the Canadian Securities Exchange (CSE) accepted the warrant repricing and the amended Form 13 filing was approved for filing. During the year ended December 31, 2024, the Company recorded an incremental fair value of $184,308 arising from the extension of the term. On February 27, 2025, the Company recorded an incremental fair value of $104,840 for the modification of the exercise price. The cost of the warrant modifications was accounted for as a cost of raising capital. This modification was granted to facilitate the raising of additional equity capital by extending the exercise period and lowering the exercise price, thereby providing warrant investors with more time and incentive to exercise their warrants.

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

Thereafter, Western began the acquisition of a full complement of mining equipment and personnel to take over mining operations. Western’s transition from employing a mining contractor to building an in-house mining operation has now been substantially completed. Since this transition began in spring 2022, additional employees have been hired to support mining operations and mining equipment and vehicles have been acquired to support deployment of two (2) fully equipped mining teams. The equipment has been prepared for operations and readied for deployment; site infrastructure upgrades have been finished. In early 2023, the mines were reopened for ventilation and infrastructure upgrades. Mining operations restarted in April 2023 and have been continually focused on additional development in multiple areas of the mine.

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

Prior to the planned processing plant becoming licensed and operational, our in-house mining teams will be stockpiling uranium/vanadium mined material. When the processing plant is constructed, Western will become fully operational and begin processing the accumulated stockpiles. Western believes that its mineral resources have a reasonable prospect for economic extraction. However, the Company has not completed a preliminary economic assessment under NI 43-101 or a feasibility study or preliminary feasibility study under S-K 1300 that would be needed to establish the existence of proven or probable reserves and has instead allocated that capital to the aforementioned mining operations at the Sunday Mine Complex.

Uranium/Vanadium Processing Facilities Development

Mustang Minerals Processing Plant

Our current plans call for the permitting and construction of a mineral processing plant at our newly acquired site in Colorado. Western expects to benefit from the prior site owner’s completion of all phases of licensing and permitting of the Pinon Ridge Mill project. The Company’s plans are to develop its initial mill at the Colorado location, which is much closer to the Sunday Mine Complex than the Maverick site. This mill is expected to have a cost of approximately $75 million and is targeted to start up in 2029. This facility will be designed to recover uranium and vanadium both from conventional materials mined from Company mines and materials produced by other mining companies. The processing plant will utilize the latest processing technology, including Western’s patented Kinetic Separation process. These technology advancements will result in lower overall capital and processing costs. After permitting and construction, and subject to the availability of financing, the processing of uranium and vanadium materials is expected to commence in early 2029.

Maverick Minerals Processing Plant

The development of the Maverick Minerals Processing Plant in Green River, Utah, has advanced since this project commenced. In the second quarter 2023, the land acquisition was completed and in the third quarter 2023 the project design and permitting activities began with the engagement of a full team of consulting firms, chosen for their expertise in engineering / mill design, permit preparation, environmental, hydrology, and air quality. Site evaluation work was undertaken and a preliminary plant and property site plan was compiled for the location of monitor wells, meteorological towers, buildings, processing circuits, tailings and evaporation ponds, roads/infrastructure and ore storage facilities. At a pre-application permitting meeting in November 2023, the Company and its consultants met onsite with local officials. During 2024, additional baseline data required for submission of the permitting application was collected from the onsite meteorological towers. A final plant and animal study was completed. This study confirmed the site is clear of endangered plant life that is only observable during the spring growing season. Additional consulting commitments were made to advance the licensing and development with Precision Systems Engineering (PSE), a leading engineering and design consulting firm headquartered in Sandy, Utah. PSE was working to release the preliminary engineering design and cost estimate for a 500 ton per day mill. Next steps for site work included the planned installation of monitor wells. Additional work has been deferred while Western reassesses its design and strategy now that it has purchased a previously licensed mill site in Colorado (please see Colorado Mill Site Purchase, below). This location remains valuable to Western due to its close proximity, approximately 4 miles, to the San Rafael project which is slated as Western’s second production center.

Mustang Mineral Processing Site Acquisition

On October 1, 2024, Western, through its wholly owned subsidiary, Western Utah, executed a binding stock purchase agreement (the “PRC Agreement”) to purchase 100% of the shares of PRC from a private investor group and thereby acquire Mustang, which is a wholly owned subsidiary of PRC. Mustang owns an 880-acre property located in Montrose County, Colorado, where a uranium processing mill was previously licensed but never constructed. The acquisition becomes the second property that Western has acquired, in addition to the Maverick site in Utah. It also becomes part of Western’s plans for developing and licensing one or more uranium and vanadium processing facilities to process production from its resource properties in Colorado and Utah.

Pursuant to the PRC Agreement, the former PRC shareholders were paid $829,167 for their equity and shareholder loans. After closing, a creditor holding a security interest against Mustang was paid a total of $1,148,125 to retire an outstanding promissory note. Western also assumed certain PRC liabilities in the transaction and royalty obligations to an unrelated third party with future commitments to be satisfied. These royalties are based on the volume of minerals processed through any mineral processing plant located on the property.

The transaction was accounted for as a purchase of an asset.

URANIUM MARKET OUTLOOK

World demand for clean, reliable, and affordable electricity is growing. The future demand for uranium is expected to increase due to the construction of additional nuclear reactors around the world. Multiple Japanese utilities have nuclear reactors in the process of restarting. Chinese utilities continue to aggressively build new reactors and buy uranium, with the goal of becoming the world leader in nuclear electricity generation. In total, according to the World Nuclear Association (WNA), there are many new reactors under construction in the world. Existing and new nuclear technologies are receiving unprecedented support on a global basis, as a base load electricity source with zero carbon emissions.

After the 2011 Fukushima nuclear accident, uranium markets endured a decade long bear market due to excess supply created by nuclear reactor shutdowns and large quantities of new material entering the market. In recent years, this excess supply has been depleted by utility use, production curtailments, COVID-19 induced production suspensions, and financial buyers purchasing physical uranium (“U3O8”). A uranium global supply/demand imbalance had been projected by analysts to impact uranium prices in coming years. In 2020 COVID-19 induced mine closures and in 2021 Sprott Physical Uranium Trust (“SPUT”) purchased 23 million lbs of U3O8, underscoring the imbalance. Both of these catalysts have depleted excess inventories and accelerated the timing of the supply/demand impact. Demand is increasing with new reactors being built, next generation reactors being advanced, operating reactor life being extended, idle reactors being restarted, and nuclear phase-out plans being reversed. At a macro-level, the electrification transition and climate change initiatives have increased global support for nuclear.

In 2022, geopolitical events became the main driver of uranium markets. During January, mass government protests in Kazakhstan were suppressed by the Collective Security Treaty Organization, a military alliance of regional allies led by Russia. Uranium markets reacted as Kazakhstan was responsible for 45% of the 2021 global uranium production. In February, the Russian invasion of Ukraine added more volatility due to Russia’s dominant position in nuclear fuel services including 38% of world conversion capacity and 46% of world enrichment capacity. These events led to new SPUT capital inflows and the purchase of 12 million lbs of U3O8 during the first quarter of 2022.

With equity markets having their worst year since 2008, 2022 became a transformational year for the normally staid nuclear power and physical uranium markets as the status quo was disrupted. There was a rush on contracts for the limited available conversion and enrichment capacity which caused a price surge. Due to shrinking secondary supplies, utilities followed by signing new uranium supply contracts that increased long-term U3O8 prices from $43 to $52 during the year.

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

In July 2023, the government of Niger was overthrown by its military. This is significant because the new regime is opposed to Western interests and this landlocked West African country holds the 7th largest uranium resource in the world and was producing about 5% of global production. Multiple uranium mine development projects in the county continue to proceed despite the evacuation of many foreign nationals. The situation in Niger is a developing matter and the conflict has an anti-French sentiment. The Junta has initiated multiple actions that are counter to French interests. Most importantly, Niger’s Junta has threatened the export of uranium to France which has serious implications because France had acquired 20% of its natural uranium from Niger.

In December 2023, in a show of bipartisan support, the U.S. House of Representatives passed the Prohibiting Russian Uranium Imports Act. The reliance on Russian uranium, conversion and enrichment services is being viewed quite differently than it has for decades. The legislative process toward enacting a Russian uranium ban culminated in one being enacted in May 2024. However, the ban will not take full effect until 2028, and it appears that multiple waivers have been granted on preexisting contracts.

Spot uranium prices reacted to longer-term supply/demand constraints and geopolitical risks hitting their peak at over $100/lb in January 2024. During 2024, there were periods of notable support as giant tech companies made plans to utilize nuclear energy and artificial intelligence (AI) and data centers were projected to consume increasing amounts of energy in the future. While term prices increased to the $80/lb range, spot uranium prices have endured a slow decline from the high to the $64/lb level at the end of March 2025.

Events of the last few years have set in motion uranium market and nuclear fuel opportunities for the next decade and beyond. There are positive catalysts across multiple levels of the nuclear fuel and uranium markets. This is occurring at a time when aggregate uranium inventory has declined to its lowest levels in over a decade. We believe that restocking of utility inventories, new demand and shifting demand will catalyze a uranium bull market that will increase uranium prices toward levels that will drive uranium mining company production, profits and equity prices. As a result, Western made the largest investments in the Company’s history during 2024 in advancing its operational strategy and mining operations.

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

Because of the Ukraine invasion, new contracts are largely not being signed with Rosatom, but deliveries under existing contracts continue to be made. Customer dependencies upon the Russian supply of uranium, conversion and enrichment are being addressed slowly by governments as alternative suppliers were not currently available. However, a desire to stay away from bad actors and the threat of Russia weaponizing energy exports or a Russian embargo has elicited responses. Worldwide, utilities have accelerated their contracting of non-Russian conversion and enrichment services. New uranium supply agreements are being signed with western producers. There has been significant legislative progress favorable to increasing domestic uranium and nuclear fuel production in the United States. In advance of the United States putting in place a ban or sanctions on Russian uranium, the DOE continues to make preparations for a Russian counter-sanction terminating the flow of nuclear fuel and services from Russia.

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

United States Ban of Russian Uranium

In response to Russia’s war in Ukraine, the United States legislature passed the Prohibiting Russian Uranium Imports Act (H.R. 1042) to ban Russian uranium imports into the U.S. Unanimous passage of The Prohibiting Russian Uranium Imports Act (H.R. 1042) in April 2024 by the U.S. Senate followed the U.S. House of Representatives’ passage of the bill in December 2023. Subsequently, on May 13, 2024, President Biden signed this legislation into law. The ban became effective 90 days after its enactment on August 11, 2024 and was phased in under Department of Energy conditional waivers before becoming a complete ban on January 1, 2028. Importantly, the enactment of a Russian ban releases funding to support the American nuclear supply chain. This funding was deployed by the DOE under a new program called the Low-Enriched Uranium (LEU) – Enrichment Acquisition. The United States has the world’s largest civilian nuclear reactor fleet, and it has now taken steps to reduce its reliance on state-sponsored Russian nuclear fuel.

Russian Response to Uranium Ban

On May 14, 2024, the day following the ban enactment, Bloomberg reported that Russia had responded with TENEX issuing force majeure notices to U.S. utility customers. TENEX is the subsidiary of Rosatom, the state nuclear energy corporation, and the entity through which U.S. counterparties contract for Russian uranium product imports into the United States.

The TENEX force majeure notices required U.S. customers to secure waivers within 60 days that exempt them from the new U.S. Russian uranium ban or risk being moved to the back of the line for uranium deliveries if they are granted a waiver later. TENEX’s notice was based on their intention to honor their contracts, but they acknowledge this could be overridden by the Kremlin. This deadline has now passed and the DOE is currently granting waivers to the ban. Multiple waivers have been partially or fully approved, however the details are not in the public domain.

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

OVERVIEW OF THE URANIUM INDUSTRY

The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. The global nuclear and uranium mining industries continue to benefit from the convergence of multiple trends and increased public, political and government support due to coming new technologies, climate change initiatives, and energy crisis shortages. These are resulting in extensions to operating lives, a large number of nuclear reactors under construction, new builds, investments in next generation nuclear technology, and in Japan, increased urgency to re-start the nuclear reactor fleet. Additionally with the rapid expansion of artificial intelligence (AI) the demand for electricity is surging, particularly to power energy-intensive data centers. This increase in electricity consumption is driving greater reliance on nuclear power, a reliable energy source, thereby strengthening the demand for uranium as a critical fuel for nuclear reactors.

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

Since the Fukushima disaster in 2011, uranium spot prices entered a steady decline until June 2014, when they rebounded slightly and peaked again in March 2015 at $39 per pound. After that peak, prices again began to fall steadily, reaching their lowest point of $18 per pound in November 2016. Prior to COVID-19, annual uranium production was at its lowest in over a decade, creating a global supply deficit where production was only about two-thirds of consumption. In May 2020, after COVID-19 related production shutdowns, spot prices hit a $34 per pound price before declining to close the year at $30 per pound. During 2021, market participation by the Sprott Physical Uranium Trust and other secondary market uranium buyers caused prices to rise to $42.05 per pound at December 31, 2021. Uranium prices held these levels until Russia’s invasion of Ukraine caused uranium markets to surge. Prior to the invasion on February 24, 2022, uranium spot prices were in the $43 per pound range and rose to slightly over $63 per pound by April 2022. Later in May 2022 and June 2022, the spot price receded to $45 levels, before recovering to the $50 +/- per pound price level in September 2022 to March 2023. Subsequently in July 2023, spot uranium increased from the approximately $50/lb level to over $100/lb in January 2024. Since January 2024, spot uranium had a slow decline from a high of $100/lb level to $64/lb level at the end of March 2025.

Geopolitical events, technological advances, and the nuclear energy growth path provide favorable pricing factors specific to the uranium industry. As a result, we foresee a uranium pricing environment which in the coming years will allow Western to initiate full-scale production at its best properties. As a result, Western made the largest investments in the Company’s history during 2024, advancing its operational strategy and mining operations.

Nuclear Fuel and Uranium Market Conditions

During the year ended December 31, 2024, the spot uranium price decreased $18 from $91 to ~$73. Notably, the long-term price increased from $68 to ~$81 during a period of rising conversion and enrichment services prices. However, this follows an extremely strong period in the market where spot uranium prices have reacted to supply/demand constraints and geopolitical risks. Since January 2024, spot uranium had a slow decline from a high of $100/lb level to $64/lb level at the end of March 2025. The events of 2022 set in motion uranium market and nuclear fuel opportunities for the next decade and beyond. There are positive catalysts across multiple levels of the nuclear fuel and uranium markets. Underlying fundamentals are the strongest in decades. This is attributable to multiple factors, including climate change, energy security, supply chain and energy scarcity initiatives. The supply/demand imbalance has flipped from a market with excess supply into a market with excess future demand. With the reduced availability of secondary supplies, utilities have begun adding multi-year contracts with mining companies for primary supply. The drivers expanding the demand for nuclear fuel include non-nuclear nations adding nuclear power generation, nuclear nations expanding fleets and/or extending lives of existing reactors, idled nuclear reactors being redeployed, the reversal of phase-outs and shutdowns, and the deployment of advanced reactors / SMRs. However, the challenge is in meeting increasing demand simultaneously with supply constraints from the world’s largest suppliers. We believe uranium equity prices will continue to strengthen and reflect the underlying positive fundamentals in the nuclear/uranium sector. Multiple market analysts have flagged low availability of mobile secondary inventories. We believe the continued draw down of inventories to be a market catalyst for uranium prices.

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

In July 2023, the government of Niger was overthrown by its military. This is significant because the new regime is opposed to Western interests and this landlocked West African country holds the 7th largest uranium resource in the world and was producing about 5% of global production. The conflict has an anti-French sentiment, and the Junta has initiated multiple actions that are counter to French interests. Most importantly, Niger’s Junta has threatened the export of uranium to France which has serious implications because France acquires 20% of its natural uranium from Niger. In addition to the French evacuating/ being expelled from Niger, the U.S. military also departed the country. The Junta is utilizing Russian military support as a replacement. In addition, the Niger government has revoked operating permits from foreign uranium companies, including Orano in June 2024 and Goviex in July 2024. In November 2024, Orano further reported that it had lost operational control, to authorities in Niger, of another of its uranium mines. This mine was in production, but had been impacted by export restrictions imposed by the Junta.

During October 2023, geopolitical instabilities spread further to the Middle East after a Hamas attack on Israel triggered a counterattack by Israel on the Gaza Strip. The Israel-Hamas hostilities escalated over the Summer of 2024 and then spread to other countries in the Middle East. At the beginning of 2025, Israel and Hamas agreed to a ceasefire which ended in March 2025. Hostilities resumed in March and it’s not clear when and if the combatants will be able to negotiate a new ceasefire or an end to military actions. This additional hot spot further increases volatility in the world and destabilizes the Middle East region that is highly influential on global energy prices.

Vanadium

With the exception of the Hansen/Taylor Deposit, most of the Company’s mining assets, including the Sunday Mine Complex, contain vanadium either as a stand-alone product or a co-product to uranium.

Conventional and new vanadium applications include steelmaking, aerospace, stationary energy storage, batteries, and chemicals.

When a very small amount of vanadium is added to steel, the hardening effect greatly increases its strength. And while steelmaking accounts for roughly 90% of all vanadium currently consumed, it is estimated that vanadium is only used in about 9% of all steels today. After steelmaking, the second largest market for vanadium is that of catalysts and chemical applications. A significant new source of demand for vanadium is from vanadium redox flow batteries (VRFB) as their adaptation grows with the stationary storage market.

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

The vanadium market price closed at $5.80 per pound as of December 31, 2024, which was a decrease from the December 31, 2023 closing price of $6.00 per pound. During the first quarter of 2025, vanadium prices further declined to $5.40. Cyclical business activities and its principal product use as a steel hardener has seen a softening in demand, resulting in a decline in the price of vanadium.

Uranium Section 232 Investigation/Nuclear Fuel Working Group Process

An investigation under Section 232 of the Trade Expansion Act of 1962 was undertaken by the DoC in 2018 to assess the impact to national security of the importation of the vast majority of uranium utilized by the approximately 100 operative civilian nuclear reactors within the United States. In response to the Section 232 report, the White House disseminated a Presidential Memorandum in July 2019. At that time, President Trump formed the Nuclear Fuel Working Group (“NFWG”) to find solutions for reviving and expanding domestic nuclear fuel production and reinvigorating recommendations.

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

The Russian invasion of Ukraine has fast tracked the Uranium Reserve Program. On May 5, 2022, the U.S. Secretary of Energy, Jennifer Granholm, testified before the Senate Committee on Energy and Natural Resources that the DoE “would make direct purchases of domestically mined and converted uranium this calendar year to establish a strategic uranium reserve”. Secretary Granholm stated that “We should not be sending any money to Russia for any American energy or for any other reason,” and “if we move away from Russia right away, we want to make sure we have the ability to continue to keep the fleet afloat.” To accomplish this, she further disclosed that the DoE was “developing a full-on uranium strategy that’s going through the interagency process.”

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

Western aims to possess a strategic advantage by completing the construction of its own uranium and vanadium mill during 2029. The Company will have its own mining teams, equipment and infrastructure, which will dramatically reduce its operational costs and increase margin. Moreover, by using Kinetic Separation, we expect the cost of production of uranium to be reduced by approximately 40%.

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

Reclamation and Restoration Costs and Bonding Requirements

At the conclusion of conventional mining, a site is decommissioned and reclaimed. Reclamation involves removing evidence of surface disturbance. The asset retirement obligations (“ARO”) of the U.S. mines are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The asset retirement obligation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross asset retirement obligations as of December 31, 2024 of the mineral properties to be $1,163,978.

The Company is required by state regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has provided performance bonds issued for the benefit of the Company in the amount of $812,993 to satisfy such regulatory requirements as of December 31, 2024.

EMPLOYEES

As of December 31, 2024, we had 32 full-time employees.

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

We expect to generate operating losses for the next several years as we incur expenses to further expand our mining operations at our Sunday Mine Complex, including acquiring additional mining equipment, adding to the mining team and scaling up mining operations, as wells as the for the permitting and construction of our mineral processing facility. During the year ended December 31, 2024, we generated a net loss of $10,112,037. As of December 31, 2024, we had an accumulated deficit of $28,929,894 and working capital of $5,240,584.

The Company’s ability to continue its planned operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financings, to secure regulatory approval to fully utilize its Kinetic Separation technology, to scale up its mining operations at Sunday Mine Complex, to construct its own mineral processing mill that is expected to be licensed to utilize Kinetic Separation, and to initiate the processing of ore to generate operating cash flows.

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

As more fully described under “Liquidity and Capital Resources” of Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations”, we have a history of significant negative cash flows and net losses, with an accumulated deficit balance of $28,929,894 and $18,817,857 at December 31, 2024 and 2023, respectively. We have been reliant on royalty revenues and equity financings from the sale of our common shares in order to fund our operations. We do not expect to achieve profitability or develop positive cash flows from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flows and net losses to date, it may be difficult to evaluate our future performance.

At December 31, 2024 and 2023, we had working capital of $5,240,584 and $8,970,434, respectively. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing. However, there is no assurance that we will be successful in securing any form of additional financing in the future; therefore, substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable the Company to continue its operations over the next twelve months. The consolidated financial statements for the years ended December 31, 2024 and 2023 were prepared assuming that the Company would continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Because the number of mills permitted for processing of uranium and vanadium is very limited, we have determined that we will seek a permit and then construct our own uranium and vanadium ore processing facility. The capital required and risks involved in such an endeavor could negatively affect our ability to do business.

The construction of facilities for the processing of uranium ore is both a capital-intensive and regulatory intensive endeavor. Obtaining a license to construct and operate a processing plant to mill uranium and vanadium is subject to a number of risks including local, state and national regulations, and political and environmental considerations. Furthermore, we must raise sufficient capital to fund the permitting efforts and construction of the mill. We are subject to the risks that adequate capital in general may not be available at the levels needed and risks that adequate capital may not be available for investments in the front-end of the nuclear fuel cycle. If we are not able to address these risks and build a processing plant/mill then, we would need to arrange with a third party for conventional milling services. It may be difficult for the Company to gain access to a third party’s mill on favorable terms, or at all. This could result in increased costs and/or significant delays in, interruption of, or cessation of the Company’s business activities.

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

Our business, financial condition and results of operations may be negatively affected by economic and other consequences from Russia’s military action against Ukraine and the international sanctions imposed in response to that action, as well as from other military conflicts in the Middle East and elsewhere.

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

In the event of a general economic downturn or a recession, there can be no assurance that our business, financial condition and results of operations would not be materially adversely affected. The occurrence of unforeseen or extended catastrophic events, including in particular the emergence of a future pandemic or other widespread health emergency (or concerns over the possibility of such an emergency) could create economic and financial disruptions. These types of challenges can impact commodity prices, including for uranium and vanadium, as well as currencies and global stock markets. In the case of a future pandemic or other widespread health emergency, quarantine or otherwise, requirements or circumstances may require the Company to change the way it conducts its business and operations, including requiring the Company to reduce or cease operations at some or all its facilities for an indeterminate period of time. Furthermore, our critical supply chains may similarly be disrupted for an indeterminate amount of time. All these factors could have a material impact on the Company’s business, operations, personnel and financial condition.

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

Changing global and regional political and economic conditions, including changes in U.S. laws and policies regulating international trade, including the imposition of import tariffs, changes to regulations affecting cross-border trade and transactions, trade and other disputes between the United States and other jurisdictions could adversely impact our business.

Recent political and economic shifts, both domestic and international, may create uncertainty and pose risks to our operations and business. Government policies related to protectionism, economic nationalism and attitudes toward multinational corporations have recently resulted in, and could result in additional, regulatory changes, trade barriers, or investment restrictions. Additionally, international trade disputes – including tariffs, counter-tariffs, export controls, sanctions and currency regulations – may increase costs, further disrupt supply chains, and have other negative impacts on our business and operating models. Furthermore, market volatility, driven by shifts in U.S. and foreign trade policies, fluctuating interest rates or currency controls, may affect commodity prices, capital availability and investor confidence. Even the perception of these risks could lead to reduced investment, higher production and operating costs, and other operational challenges. If such trends continue, they may have a material adverse effect on our business and financial performance. It is difficult to estimate the potential impact on our business. To the extent these conditions adversely affect our business as discussed, they may also have the effect of heightening many of the other risks described in this Item 1A such as those relating to cyber-security, supply chain, inflationary and other volatility in prices of goods and materials, and the condition of the markets including as related to our ability to access additional capital, any of which could negatively affect our business.

Risks Related to Our Stock

If we are unable to raise additional capital, our business may fail and shareholders may lose their entire investment.

We had $5,482,631 in cash and cash equivalents as of December 31, 2024. There can be no assurance that we will be able to obtain additional capital after we exhaust our current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing shareholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

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

George Glasier, our CEO, beneficially owns, in the aggregate, about 9.7% of our common shares. As a result, Mr. Glasier might be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company and may affect the market price of our stock.

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

Risks Related to Our Regulatory Environment

The SEC’s adoption of the “Modernization of Property Disclosures for Mining Registrants,” as codified in S-K 1300, created new disclosure requirements for mineral reserves and mineral resources that create some ambiguity for issuers required to comply with both the requirements of S-K 1300 and NI 43-101 and may result in increased compliance costs.

SEC Industry Guide 7 has been rescinded and replaced by S-K 1300, which requires that we disclose specific information related to our material mining operations, including with particularity any mineral resources and mineral reserves. Although we have established the existence of mineralized materials on our uranium properties, we have not established any measured mineral resources or any proven or probable reserves through the completion of a feasibility study for any of our uranium properties and we have no current plans to seek to do so, as it would not serve a business purpose at the present time. Nevertheless, if in the future we were to seek to identify any measured mineral resources or to establish any proven or probable reserves, we would be required to provide disclosure in that regard under both S-K 1300 and NI 43-101. While S-K 1300 is substantively similar to NI 43-101 (with the primary difference being between the format required for an S-K 1300 technical report summary and the format required for an NI 43-101 technical report), we would incur additional costs from having to comply with both sets of regulatory requirements, and since S-K 1300 is potentially subject to unknown interpretations, the Company could be required to incur substantial additional costs associated with compliance. We cannot predict the nature of any future enforcement, interpretation, or application of S-K 1300. Any further revisions to, or interpretations of, S-K 1300 or NI 43-101 could result our company incurring unforeseen costs associated with compliance with both of those disclosure regimes.

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

In addition, our Board of Directors (the “Board”) will oversee any cybersecurity risk management framework and a dedicated committee of the Board or an officer appointed by the Board will review and approve any cybersecurity policies, strategies and risk management practices.

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

ITEM 2. PROPERTIES

Company headquarters is maintained at 5 Church Street, Toronto, Ontario, Canada M5E 1M2.

An operations facility is rented at 31617 Hwy 90 Road, Nucla, Colorado, USA which houses the Kinetic Separation units and a shop office. In 2022, the rental of a new mining operations office was added at 31525 Hwy 90 Road, Nucla, Colorado, USA.

The diagram below illustrates the location of the Company’s properties:

1.	Sunday Mine Complex

2.	San Rafael

3.	Sage

4.	Dunn

5.	Van 4

6.	Hansen/Taylor Ranch

7.	Bullen Property (Weld County)

8.	Maverick Minerals Mill Site (Emery County)

9.	Mustang Mineral Mill Site (Montrose County)

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

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of December 31, 2024, include:

●	San Rafael Uranium Project located in Emery County, Utah

●	The Sunday Mine Complex located in western San Miguel County, Colorado

●	The Van 4 Mine located in western Montrose County, Colorado

●	The Sage Mine project located in San Juan County, Utah and San Miguel County, Colorado

●	Dunn Project located in San Juan County, Utah.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of December 31, 2024, include:

●	Hansen, North Hansen, High Park, and Hansen Picnic Tree, located in Fremont and Teller Counties, Colorado

●	The Keota Uranium project acreage located in Weld County, Colorado

●	Ferris Haggerty located in Carbon County, Wyoming

The Company has a 100% interest in the Hansen/Taylor Ranch Project properties that it has elected to retain.

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

The property consists of 221 unpatented claims on public land managed by the U.S. Bureau of Land Management (“BLM”) Tres Rios Field Office, covering approximately 3,800 acres. The area covers parts of sections 10, 13, 14, 15, 23, 24, and 26 T44N R18W, and sections 18, 19, 20, and 30 T44N R17W. Total annual BLM claim maintenance fees are approximately $36,465 due September 1st each year. The property has access to grid power and has a natural underground source of water due to an aquifer. As a mine that has produced in the recent past, the Sunday Mine Complex has a robust infrastructure. The roads are all-weather, electric power is grid-tied, surface facility structures that meet Colorado State standards exist, and water is present. During 2019, Western restarted these mines and after pausing for COVID-19, these mines have reengaged in active mining operations.

Claims for the Sunday Mine Complex carry a 1.0% royalty on all ore produced, also, in addition, the GMG, Sunshine, and Patsun claims (totaling twenty claims in the northeast portion of the property) carry a 12.5% royalty on all ore produced.

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

History

The Sunday Mine Complex consists of six different mines. These are the Topaz, West Sunday, Sunday, St. Jude, Carnation, and the GMG. The mines have had a number of owners and operators. Maps and documents made available to the author show that the following companies have been involved in the all or parts of the property prior to WUC acquisition of the Sunday Mine Complex Uranium (“SMC”) in April 2014: Matterhorn Mining (1950’s-1960’s, Climax Uranium 1960’s, Union Carbide Corporation (UCC) 1970’s-1980’s, Atlas Minerals (1980’s), Energy Fuels Nuclear (early 1990’s), International Uranium Corp. (1990’s-2000’s), Denison Mines (USA) (2000’s), and Energy Fuels (2010’s). The documents are incomplete as so this list may be as well. Since UCC days, the ownership has been clear. In 1983 Union Carbide transferred its mineral interests to UMETCO, a wholly-owned subsidiary. For the sake of consistency, the name Union Carbide will be used even if technically the ownership was UMETCO at the time.

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

Restoration and Reclamation

Each of the mines are permitted separately with the DRMS. The mines and their permitted acres and financial warranties are, from east to west, the Sunday (60 acres, $330,242), Carnation (9.8 acres, $40,245), Saint Jude (9.8 acres, $69,828), West Sunday (12.1 acres, $85,036), and Topaz (30 acres, $110,792).

Permitting Status

The air permits for the site are currently being renewed with APCD. A Stormwater permit is in place with the WQCD and a Stormwater Management Plan is in effect. However, a mine water treatment plant may need to be permitted for treating mine water, as there is currently 55 million gallons of water in the lower portion of the mine where most of the remaining resource is located. This will require a discharge permit with the WQCD and revisions to the Plan of Operations, EPP, and one of the DRMS mine permits. Special Use Permits are also in place with San Miguel County, which mainly address road maintenance and transportation issues with some limitations in effect on when and how many trucks may be used for ore haulage to the mill.

The Company has been working toward the completion of an updated Topaz Mine Plan of Operations (“Topaz Mine Plan”), which is a separate federal requirement of the U.S. Bureau of Land Management (“BLM”) for the conduct of mining activities on the federal land at the Topaz Mine. This is a prerequisite to re-permit the Topaz Mine with Colorado’s DRMS. In connection with the Topaz Mine Plan, an environmental assessment was prepared by an outside consultant and submitted to the BLM on June 24, 2024. The BLM issued a letter to the Company on August 2, 2024 advising that the application for the Topaz Mine Plan had run past the allowed evaluation period and was cancelled. Pursuant to the Fiscal Responsibility Act of 2023, the Company has a one year time limit for BLM reviews. Under the transitional rules, the Topaz project was not eligible for an extension due to its duration. However, the project can be resubmitted and be picked up where it was left off. The re-scoping process will need to be repeated to start the one year time clock. Consultants are conducting new work toward gathering additional inputs for the BLM resubmission, but have not yet restarted the BLM clock by making an amended submission.

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

The unpatented claims are located on approximately 2,900 acres of land administered by the U.S. Bureau of Land Management in sections 13, 14, 23, 24, 25, 26, and 35, T21S, R14E, SLPM, Emery County, Utah. Holding cost $24,090 due to BLM for claim maintenance fees prior to September 1 each year.

During 2024, the Company conducted work to make the San Rafael Uranium Project its second mining production center. Western has acquired an exploration permit which will allow the installation of monitor wells as a next step.

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

Restoration and Reclamation

A financial warranty is posted with the State of Utah Division of Oil, Gas and Mining for the amount of $61,403 (2 acres).

Permitting Status

All exploration permits have been terminated and related bonding released. An EA was completed by BLM in 2008 for drilling up to 150 holes. A large area has been surveyed for cultural and paleontological resources which would expedite future exploration permits. No mine permitting activities have yet occurred.

Although the mine is permitted (E/015/0293) and bonded ($61,403) for exploration, it is not permitted for mining.

Existing permits include:

Exploration permit.

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

The 94 unpatented claims are located on approximately 1,942 acres land administered by the U.S. Bureau of Land Management in sections 34 and 35, T32S, R26E, SLPM, San Juan County, Utah and sections 25 and 26, T43N, R20W, NMPM, and sections 19, 29, 30, 31, and 32, T43N, R19W, NMPM San Miguel County, Colorado.  Holding cost is $15,510 due to BLM for claim maintenance fees prior to September 1 each year. The property has access to grid power, however, no source of industrial water has yet been identified. The Sage Mine Project is currently being held as a property that is exploratory in nature with no identified reserves. Exploration and mining plans have not been prepared for the project. Western Uranium & Vanadium Corp. is currently evaluating conducting rehabilitation at the mine and is pursuing the next steps required. Western Uranium & Vanadium Corp has not yet undertaken any development work at the property.

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

History

The property includes the historic producing Sage Mine and boarders the famous Deremo Mine and the Calliham Mine (combined historic production of over 8 million lbs of U3O8 and 70 million lbs of V2O5). The uranium-vanadium deposits occur in the upper and middle sandstones of the Salt Wash Member of the Morrison Formation.

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

Restoration and Reclamation

A financial warranty is posted with the Colorado Mined Land Reclamation Board for the amount of $40,124.

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

4. Dunn

The Property

The 11 unpatented claims are located on approximately 220 acres of land administered by the BLM in sections 14 and 15, T32S, R25E, SLPM, San Juan County, Utah. Holding costs of the 11 claims will be $1,815 due to BLM before September 1 each year.

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

5. Van #4

The Property

The Van#4 is located in the Uravan Mineral Belt on Monogram Mesa in Montrose County, Colorado. The property had been held by Denison and its predecessors for many years. The property consists of 47 unpatented mining claims covering the mine site and long-known deposit to the east, plus two large claim groups to the north, east, and south with exploration potential.

The 80 unpatented claims are located on approximately 1,900 acres land administered by the U.S. Bureau of Land Management in sections 27, 28, 29, 33, and 34, T48N, R17W, NMPM, and some in section 3, T47N, R17W, Montrose County, Colorado. The Holding costs of the 80 claims will be $7,755 due to BLM before September 1 each year. There are no royalties encumbering these claims.

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

A prior owner of the Company’s Van 4 Mine had been granted a first Temporary Cessation from reclamation of the mine by the Colorado Mined Land Reclamation Board (“MLRB”) which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second five-year Temporary Cessation for the Van 4 Mine. Thereafter, the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing must include all of the parties in the proceeding. The plaintiff organizations are seeking for the court to set aside the board order granting a second five-year Temporary Cessation period to PRM for the Van 4 Mine. The Colorado state Attorney General was defending this action in the Denver Colorado District Court. On May 8, 2018, the Denver Colorado District Court ruled in favor, whereby the additional five-year temporary cessation period was granted. The Plaintiffs appealed this ruling to the Colorado Court of Appeals and on July 25, 2019 the ruling was reversed, whereby the additional five-year temporary cessation period should not have been granted. Thereafter, the MLRB and the Colorado Attorney General advised Western that it will not make an additional appeal of the ruling. Further, the time period for an appeal has passed. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 Mine into reclamation. On January 22, 2020, the MLRB held a hearing and afterward on March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has five years to complete the reclamation of the Van 4 Mine. The reclamation commenced in the spring of 2020 and is fully covered by the reclamation bonds posted upon acquisition of the property. Western’s Operations team has completed the last of the reclamation work prior to the reclamation deadline. The Company expects that CDRMS will complete another inspection by Q2 of 2025, after which the Company expects the reclamation bond to be released.

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

The Company owned 49% of the resource property and had an option to purchase the remaining 51% of the resource property that the Company did not already own. In 2019 Western did not exercise the option and the option expired unexercised. Currently, Western still retains 49% of the resource land package.

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

History

Uranium mineralization was discovered in the Tallahassee Creek District in 1954 by two groups of prospectors. Between 1954 and 1972, 16 small open pit and underground mines were operated in the district. Discoveries, and most producing mines and production were in the Tallahassee Creek Conglomerate, with one mine, the Smaller Mine, producing from the Echo Park Formation. Exploration efforts were minimal until Rampart Exploration Company (Rampart), under contract to Cyprus, explored the Taylor Ranch area beginning in 1974 and discovered the Hansen Uranium Deposit along with other uranium deposits in the district. Cyprus took the Hansen and Picnic Tree deposits through a positive final feasibility analysis in 1980 for an open-pit mining and conventional uranium milling operation and secured all necessary operating permits in 1981. The collapse of the uranium market led to Cyprus abandoning the project which lay dormant until Black Range Minerals began activities in late 2006.

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

Project Geology

The deposits that make up the Project are tabular sandstone deposits associated with redox interfaces. The mineralization is hosted in Tertiary sandstones and/or clay bearing conglomerates within an extinct braided stream, fluvial system or palaeochannel. Mineralization occurred post sediment deposition when oxygenated uraniferous groundwater moving through the host rocks came into contact with redox interfaces, the resultant chemical change caused the precipitation of uranium oxides. The most common cause of redox interfaces is the presence of carbonaceous material that was deposited simultaneously with the host sediments. In parts of the Project the palaeochannel has been covered by Tertiary volcanic rocks and throughout the Project basement consists of Pre-Cambrian plutonics and metamorphic rocks. The volcanic and Pre-Cambrian rocks are believed to be the source of the uranium.

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

8. Maverick Minerals Mill Site (Emery County, Utah)

The Property

The Maverick Minerals Mill Site land package was assembled through the purchase of three parcels on which to permit and construct mineral processing facilities. Engineering and design work, as well as site testing, was performed during 2024. In October 2024, Western acquired a second site (please see discussion of Mustang site below), which was larger, located closer to the Company’s Sunday Mine Complex and was a more advanced site for the permitting and construction of the Company’s initial mineral processing mill. The Maverick Minerals Mill Site is in close proximity to Western’s San Rafael project.

Accessibility

The Maverick Minerals Mill Site is accessible by Utah public roads year round.

Ownership

The Maverick Minerals Mill Site is owned by Western.

Permitting Status

Western has collected certain environmental testing data to be utilized in connection with a future permit application. Baseline data collection was paused prior to commencing monitor well installation. Western is currently evaluating next steps and timing for this site.

History

The Maverick Minerals Mill Site acquisition was completed in 2023.

Planned Operations and Maintenance

Subsequent to the acquisition of the Mustang Mineral Mill Site, Western is evaluating the next steps for this site.

Environmental Matters

The Maverick Minerals Mill Site consists principally of an undeveloped parcel of land. There are no known environmental matters to report.

Total Cost of Project

Western is currently evaluating the expected use for this site and the related costs that will be incurred.

The Company’s Planned Work

There are no near term plans for operations at this site.

9. Mustang Mineral Mill Site (Montrose County, Colorado)

The Property

The Mustang Mineral Mill Site is an 880 acre parcel of land located in Montrose County, Colorado, situated approximately 50 road miles from Western’s Sunday Mine Complex. This is the second site acquired by Western for the permitting, development and construction of a mineral processing facility. The Mustang Mineral Mill site was purchased in October 2024, where a uranium processing mill was previously licensed, but never constructed. Western expects to benefit from the prior site owner’s completion of all phases of licensing and permitting of its mill project. Western’s mill is expected to have a cost of approximately $75 million and is planned to start up in 2029. When purchased, the Mustang Mineral Mill Site included certain infrastructure already in place, including nine monitoring wells and three production wells, meteorological data towers, electric power access and initial power infrastructure, paved roads and gravel roads. The 880 acre site provides abundant space for tailings disposal to support 40 years of continuous mill operations.

Accessibility

The site is accessible by public roads year around.

Ownership

The site is owned by Western.

Permitting Status

Western has started permitting for the Mustang Mineral Mill Plant and the site was previously permitted for a uranium mill that was never constructed.

History

The site was acquired during 2024.

The mill is under development by the Western team. However, under a prior owner it was fully licensed and thus provides leverage from past expenditures unique to this specific site supporting the permitting process. The Colorado Department of Public Health and Environment (CDPHE) has issued a license for this facility twice, underscoring the site’s compliance with stringent regulatory requirements.

Environmental Matters

None. The land was previously used for grazing land. A Cultural Study was conducted previously and it was determined that the facility will not affect properties of religious or cultural significance to any Indian tribe. There are no residual environmental issues.

Total Cost of Project

Western is expecting the mill to be constructed at a cost of approximately $75 million. Preliminary engineering designs from the Maverick Mill are applicable as well as engineering and licensing application work completed on this same site for the Pinon Ridge Mill.

The Company’s Planned Work

The Company’s plans are to develop and license a uranium and vanadium processing facility to process production from its resources in Colorado in addition to those in Utah.

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

On December 1, 2016 a determination was made by the CDPHE considering the NRC Advisory Opinion, the Colorado public meeting process, and the CDPHE regulatory and evaluation framework. This determination stated that the proposed Kinetic Separation operations at the Sunday Mine by Black Range Minerals must be regulated by the CDPHE through a milling license. Previously, the Company was unable to deploy Kinetic Separation as it was without a regulatory framework, but as a result of this determination the Company is now able to deploy Kinetic Separation under a milling license. The Colorado milling license that Western is currently seeking will likely incorporate Kinetic Separation via an amendment to the initial license – as Western’s current plan is to submit a licensing application that is substantially identical to the application used previously for the Pinon Ridge Mill (which did not include the Company’s Kinetic Separation technology).

The Company holds mineral properties as outlined below.

Pinon Ridge Properties

On August 18, 2014, the Company purchased mining assets from Energy Fuels Holding Corp. in an arm’s length transaction. The mining assets include both owned and leased land in the states of Utah and Colorado. All of the mining assets represent properties which have previously been mined to different degrees for uranium. As some of the properties have not formally established proven or probable reserves, there may be greater inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated. Western has a 1% royalty obligation on the market value of the recovered uranium and vanadium owed to the previous property owner.

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

Shareholders

According to our transfer agent, as of April 15, 2025 there were approximately 3,342 holders of record of our common shares.

Unregistered Sales of Securities

On November 20, 2024, the Company closed a private placement of 4,142,906 units at a price of $0.94 (CAD $1.32) per unit. Each unit was comprised of one common share and one common share purchase warrant. Each warrant is exercisable into one common share at a price of $1.27 (CAD $1.78) per share for a period of four years following the closing date of the private placement. For units sold in the United States, we relied on the private offering exemption from registration provided by Rule 506(b) of Regulation D under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”), based on the offers and sales having been made without any general solicitation or advertising solely to accredited investors who represented they purchased the units for their own account for investment and not for distribution. For units sold outside of the United States, we relied on Rule 903 of Regulation S under the U.S. Securities Act based our status as a foreign issuer with no substantial U.S. market interest and based on the offers and sales having been made in offshore transactions without any directed selling efforts.

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

On August 18, 2014, the Company closed on the purchase of certain mining properties in Colorado and Utah from Energy Fuels Holding Corp. Assets purchased included both owned and leased lands in Utah and Colorado, and all represent properties that have been previously mined for uranium to varying degrees in the past. The acquisition included the purchase of the Sunday Mine Complex. The Sunday Mine Complex is located in western San Miguel County, Colorado. The complex consists of the following five individual mines: the Sunday mine, the Carnation mine, the St. Jude mine, the West Sunday mine and the Topaz Mine. The operation of each of these mines requires a separate permit, and all such permits have been obtained by Western and are currently valid. In addition, each of the mines has good access to a paved highway, electric power to existing declines, office/storage/shop and change buildings, and an extensive underground haulage development with several vent shafts complete with exhaust fans. The Sunday Mine Complex is the Company’s core resource property and in July 2021 was assigned “Active” status when mining operations were restarted.

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

On June 30, 2023, Western re-qualified as a foreign private issuer as that term is defined in Rule 3b-4(c) promulgated under the Exchange Act. As a result, the Company may now utilize certain accommodations made to foreign private issuers, including (1) an exemption from complying with the Commission’s proxy rules, (2) an exemption from the Company’s insiders having to comply with the reporting and short-swing trading liability provisions of Section 16 under the Exchange Act, (3) the ability to make periodic filings with the Commission on the Form 20-F and Form 6-K foreign issuer forms, and (4) the ability to offer and sell unrestricted securities outside of the United States pursuant to Rule 903 of Regulation S. The Company plans to take advantage of these accommodations. However, the Company currently has decided to voluntarily continue to file periodic reports with the Commission using domestic issuer forms including filing annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. On the subsequent measurement date, June 30, 2024, Western reconfirmed its qualification as a foreign private issuer.

The Company has registered offices at 5 Church Street, Toronto, Ontario, Canada, M5E 1M2, and its common shares are listed on the CSE under the symbol “WUC” and are traded on the OTCQX Best Market under the symbol “WSTRF”. Its principal business activity is the acquisition and development of uranium and vanadium resource properties in the states of Utah and Colorado in the United States of America (“United States”).

Recent Developments

Ore Purchase Agreement

On April 8, 2025, PRM entered into an Ore Purchase Agreement (the “Ore Purchase Agreement”) with subsidiaries of Energy Fuels Inc. (“Purchaser”). The Ore Purchase Agreement is for a one year period and provides for the delivery of up to 25,000 short tons of uranium bearing ore to the White Mesa Mill in Blanding, Utah. PRM shall make deliveries at its own cost and the purchase price per ton will be based upon the average grade of uranium within each lot, and other qualifying conditions. Within 30 days after each lot is closed, the Purchaser shall pay to PRM an 85% provisional payment calculated based upon the sampled grade and an agreed upon pricing schedule. Within 30 days after each lot is fed to processing, the Purchaser shall pay to PRM a final settlement payment calculated based upon the assayed grade and the agreed upon pricing schedule, net of a royalty, pursuant to a previously existing royalty agreement with the Purchaser.

Mustang Mineral Mill Site Acquisition

On October 1, 2024, Western, through its wholly owned subsidiary, Western Utah, executed a binding stock purchase agreement to purchase 100% of the shares of PRC from a private investor group and thereby acquire Mustang, which is a wholly owned subsidiary of PRC. Mustang owns an 880-acre property located in Montrose County, Colorado, where a uranium processing mill was previously licensed but never constructed. The acquisition becomes the second property that Western has acquired, in addition to the Maverick site in Utah. It also becomes part of Western’s plans for developing and licensing one or more uranium and vanadium processing facilities to process production from its resource properties in Colorado and Utah.

The Company assumed an obligation to an unrelated third party to remit a royalty based on the volume of minerals processed through any mineral processing plant located on the property.

George Glasier, the President, CEO and a director of Western, and his wife Kathleen owned 50% of the shares of PRC and Andrew Wilder, a director of Western, indirectly owned 3% of the shares of PRC, and so the transaction was considered a related party transaction. The Company’s Board of Directors established an independent committee of the Board comprised of directors who were not considered to have an interest in the transaction, and the independent committee oversaw the negotiation and approved the entering into the agreement on behalf of the Company.

The total purchase price of PRC was $1.98 million, which consisted of an aggregate of $829,167 in payments to former PRC shareholders for their equity interests and outstanding loans made to PRC and related accrued interest and a $1,148,125 payment for principal and interest to a third party in satisfaction of an assumed liability of Mustang. For the 53% ownership of PRC, $414,584 was paid to George Glasier and $24,875 was paid to an affiliate of Andrew Wilder.

The transaction was accounted for as a purchase of an asset.

Mustang Mineral Processing Plant

Our current plans call for the permitting and construction of a mineral processing plant at its newly acquired site in Colorado. Western expects to benefit from the prior site owner’s completion of all phases of licensing and permitting of their Pinon Ridge Mill project. The Company’s plans are to develop its initial mill at the Colorado location, which is much closer to the Sunday Mine Complex. This mill is expected to have a cost of approximately $75 million and is planned to start-up in 2029. This facility will be designed to recover uranium and vanadium both from conventional materials mined from Company mines and materials produced by other mining companies. The processing plant will utilize the latest processing technology, including Western’s patented Kinetic Separation process. These technology advancements will result in lower overall capital and processing costs. After permitting and construction, and subject to available financing, the processing of uranium and vanadium materials is targeted to commence in 2029.

Bullen Property (Weld County)

In 2017, the Company entered into an oil and gas lease that became effective with respect to minerals and mineral rights owned by the Company of approximately 160 surface acres of the Company’s mining property in Colorado. As consideration for entering into the lease, the lessee has agreed to pay the Company a royalty from the lessee’s revenue attributed to oil and gas produced, saved, and sold attributable to the net mineral interest. The Company has also received cash payments from the lessee related to the easement that the Company is recognizing incrementally over the eight year term of the easement.

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

During the years ended December 31, 2024 and 2023, we recognized aggregate revenue of $183,803 and $431,065, respectively, under these oil and gas lease arrangements.

Kinetic Separation Licensing

On December 1, 2016 a determination was made by the CDPHE considering the NRC Advisory Opinion, the Colorado public meeting process, and the CDPHE regulatory and evaluation framework. This determination stated that the proposed Kinetic Separation operations at the Sunday Mine by Black Range Minerals must be regulated by the CDPHE through a milling license. Previously, the Company was unable to deploy Kinetic Separation as it was without a regulatory framework, but as a result of this determination the Company is now able to deploy Kinetic Separation under a milling license. The Colorado milling license that Western is currently seeking will likely incorporate Kinetic Separation via an amendment to the initial license – as Western’s current plan is to submit a licensing application that is substantially identical to the application that was used previously for the Pinon Ridge Mill (which did not include the Company’s Kinetic Separation technology).

Stockpiled Mined Materials Inventory

From December 2021 through March 2022, 3,140 tons of uranium/vanadium material was mined from the Sunday Mine Complex. The mining contractor calculated uranium grades based upon scintillometer sampling of each 10-ton truckload and vanadium quantities were derived by applying the 6:1 historical ratio. The estimated stockpiled inventory is 50,289 pounds of uranium and 301,736 pounds of vanadium. The value of this stockpile is not reflected as an asset on the balance sheet as the costs to produce the stockpiled inventory was expensed in accordance with Regulation SK-1300. The in-house mining team stockpiled limited quantities of additional mined material in the current year. It is Western’s intent to sell some of this stockpiled material to Energy Fuels under the Ore Purchase Agreement.

November 2024 Private Placement

On November 20, 2024, the Company closed a private placement of 4,142,906 units at a price of $0.94 (CAD $1.32) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,897,166 (CAD $5,468,636) and proceeds net of issuance costs were $3,546,870 (CAD $4,975,966). Each unit is comprised of one common share of Western and one common share purchase warrant. Each warrant is exercisable into one common share at a price of $1.27 (CAD $1.78) per share for a period of four years following the closing date of the private placement.

Incentive Stock Option Plan

The Company maintains an Incentive Stock Option Plan (the “Plan”) that permits the granting of stock options as incentive compensation.

Stock Option Grants

On December 20, 2023, the Board of Directors granted options under the Plan for the purchase of an aggregate of 1,525,000 common shares to individuals consisting of directors and officers of the Company. Each of these options have a term which ends five years from the vesting date, an exercise price of $1.20 (CAD $1.60 as of December 31, 2023) and vest equally in thirds on January 31, 2024, July 31, 2024 and January 31, 2025.

On July 14, 2024, the Board of Directors granted an option under the Plan for the purchase of an aggregate of 100,000 common shares to a director of the Company. This option has a term which ends five years from the vesting date, an exercise price of $1.47 (CAD $2.00 as of July 14, 2024) and vests one half on each of July 31, 2024 and January 31, 2025.

On November 24, 2024, the Board of Directors granted options under the Plan for the purchase of an aggregate of 1,375,000 common shares to individuals consisting of directors and officers of the Company. Each of these options have a term which ends five years from the vesting date, an exercise price of $0.94 (CAD $1.32 as of November 29, 2024) and vest equally in thirds on January 31, 2025, July 31, 2025 and January 31, 2026.

Biden-Harris, Trump 1.0 and Trump 2.0 Administration Initiatives

During the first Trump Administration, the U.S. government focused on market distortions caused by foreign state-owned enterprises and the economic and geopolitical influence lost by allowing Russia and China to take the global lead in nuclear power. In support of the world’s largest nuclear reactor fleet, the U.S. has implemented some of the recommendations of the Nuclear Fuel Working Group which followed the uranium Section 232 investigation. The Russia/Ukraine war has highlighted the nuclear fuel supply chain risks and the geopolitical risks of dependence on the direct and indirect sourcing of nuclear fuel from state owned enterprises in Russia and former Soviet Union republics. This led to the implementation of the Uranium Reserve Program where the U.S. Department of Energy  (“DOE”) purchased 1,100,000 lbs of U.S. domestic origin uranium in the first quarter of 2023.

Upon taking office, the Biden-Harris Administration team immediately rejoined the Paris Climate Accord, reversed a number of pro-fossil fuel energy policies, and gave all agencies climate change initiatives. The Administration continued to advance a national clean energy standard. U.S. utilities were expected to be required to produce an increasing proportion of electricity generation from clean energy power sources. On August 16, 2022, the Inflation Reduction Act was signed into law authorizing governmental investments of approximately $369 billion in climate and energy, a portion of which would benefit the U.S. domestic nuclear industry and battery technologies.

On November 5, 2024, the United States held a highly contested Presidential election between Republicans (Trump-Vance) and Democrats (Harris-Walz). The Trump-Vance Republican ticket won, returning former President Donald Trump to the Presidency on January 20, 2025.  In addition, Republicans have achieved Congressional majorities in both the Senate and House of Representatives. As a result, President Trump’s legislative priorities will likely face less resistance in Congress. Currently, nuclear energy enjoys bipartisan support. With the change in Presidential Administrations, we are already observing the climate change and clean energy initiatives of the Biden-Harris Administration being de-emphasized. In his first day in office, President Trump signed Executive Orders declaring a National Energy Emergency and a U.S. withdrawal from the Paris Climate Agreement for a second time. The new Administration is seeking a reduction in the federal government’s size and regulatory power, and the newly-established Department of Government Efficiency (DOGE) has implemented workforce layoffs with the goal of a federal government headcount reduction. On February 14, 2025, President Trump signed an Executive Order creating the National Energy Dominance Council. On March 20, 2025 to boost domestic production of critical minerals and reduce reliance on foreign imports, President Trump signed an Executive Order titled “Immediate Measures to Increase American Mineral Production.” On April 9, 2025, President Trump signed an Executive Order entitled “Zero-based Regulatory Budgeting to Unleash American Energy” to reduce costs on energy production by requiring conditional sunset dates for regulations. However, these positive developments for domestic energy have been overshadowed by the announcements of U.S. tariffs and reciprocal tariffs on the U.S.’s largest trading partners. Tariffs have been implicated as the driver of volatility across global capital markets. Subsequently, President Trump authorized a 90-day pause on reciprocal tariffs and instead implemented a flat 10% tariff while the pause is in effect. This action calmed markets. Most countries benefited from this pause; however, it was implemented in parallel with an increase on Chinese tariffs, and thus escalated a U.S. – China trade war.

Nuclear Fuel and Uranium Market Conditions

During the year ended December 31, 2024, the spot uranium price decreased $18 from $91 to ~$73. Notably, the long-term price increased from $68 to ~$81 during a period of rising conversion and enrichment services prices. However, this follows an extremely strong period in the market where spot uranium prices have reacted to supply/demand constraints and geopolitical risks. Since January 2024, spot uranium had a slow decline from a high of $100/lb level to $64/lb level at the end of March 2025. The events of 2022 have set in motion uranium market and nuclear fuel opportunities for the next decade and beyond. There are positive catalysts across multiple levels of the nuclear fuel and uranium markets. Underlying fundamentals are the strongest in decades. This is attributable to multiple factors, including climate change, energy security, supply chain and energy scarcity initiatives. The supply/demand imbalance has flipped from a market with excess supply into a market with excess future demand. With the reduced availability of secondary supplies, utilities have begun adding multi-year contracts with mining companies for primary supply. The drivers expanding the demand for nuclear fuel include non-nuclear nations adding nuclear power generation, nuclear nations expanding fleets and/or extending lives of existing reactors, idled nuclear reactors being redeployed, the reversal of phase-outs and shutdowns, and the deployment of advanced reactors / SMRs. However, the challenge is in meeting increasing demand simultaneously with supply constraints from the world’s largest suppliers. We believe uranium equity prices will continue to strengthen and reflect the underlying positive fundamentals in the nuclear/uranium sector. Multiple market analysts have flagged low availability of mobile secondary inventories. We believe the continued draw down of inventories to be a market catalyst for uranium prices.

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

In July 2023, the government of Niger was overthrown by its military. This is significant because the new regime is opposed to Western interests and this landlocked West African country holds the 7th largest uranium resource in the world and was producing about 5% of global production. The conflict has an anti-French sentiment, and the Junta has initiated multiple actions that are counter to French interests. Most importantly, Niger’s Junta has threatened the export of uranium to France which has serious implications because France acquires 20% of its natural uranium from Niger. In addition to the French evacuating/ being expelled from Niger, the U.S. military also departed the country. The Junta is utilizing Russian military support as a replacement. In addition, the Niger government has revoked operating permits from foreign uranium companies, including Orano in June 2024 and Goviex in July 2024. In November 2024, Orano further reported that it had lost operational control, to authorities in Niger, of another of its uranium mines. This mine was in production, but had been impacted by export restrictions imposed by the Junta.

During October 2023, geopolitical instabilities spread further to the Middle East after a Hamas attack on Israel triggered a counterattack by Israel on the Gaza Strip. The Israel-Hamas hostilities have escalated over the Summer of 2024 and then spread to other countries in the Middle East. At the beginning of 2025, Israel and Hamas agreed to a ceasefire which ended in March 2025; the hostilities resumed in March and it’s not clear when and if the combatants will be able to negotiate a new ceasefire or an end to military actions. This additional hot spot further increases volatility in the world and destabilizes the Middle East region that is highly influential on global energy prices.

Results of Operations

Year Ended December 31, 2024 as Compared to the Year Ended December 31, 2023

The following table presents the Company’s financial results for the years ended December 31, 2024 and 2023.

	For the Years Ended December 31,
	2024	2023
Revenues	$183,803	$431,065

Expenses
Mining expenditures	5,285,140	2, 951,579
Professional fees	613,403	386,473
General and administrative	3,599,460	1,884,456
Consulting fees	1,020,577	304,457
Total operating expenses	10,518,580	5,526,965

Operating loss	(10,334,777)	(5,095,900)

Interest income, net	224,738	158,904
Other expense, net	(1,998)	(5,598)

Net loss	(10,112,037)	(4,942,594)

Other comprehensive (loss) income
Foreign currency translation adjustment	(159,862)	187,123

Comprehensive loss	$(10,271,899)	$(4,755,471)

Summary:

Our consolidated net loss for the years ended December 31, 2024 and 2023 was $10,112,037 and $4,942,594, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the years ended Decembers 31, 2024 and 2023 was $10,271,899 and $4,755,471, respectively.

Revenues

Revenues for the year ended December 31, 2024 were $183,803 as compared to $431,065 for the year ended December 31, 2023. The decrease in revenues of $247,262, or 57%, was primarily related to lower production volumes from the oil and gas wells due to short-term well-pad maintenance shutdown in the second quarter and lower well performance attributable to production decline curves during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Mining Expenditures

Mining expenditures for the year ended December 31, 2024 were $5,285,140 as compared to $2,951,579 for the year ended December 31, 2023. The increase in mining expenditures of $2,333,561, or 79%, was principally attributable to the scaling up of mining activities at the Sunday Mine Complex, which involved the hiring of additional mining personnel, increased mining services and supplies costs, and increased maintenance and depreciation costs for mining equipment and vehicles placed into service.

Professional Fees

Professional fees for the year ended December 31, 2024 were $613,403 as compared to $386,473 for the year ended December 31, 2023. The increase in professional fees of $226,930, or 59%, was primarily due to increased accounting and legal costs in connection with an elevated level of business, mining and acquisition activities.

General and Administrative

General and administrative expenses for the year ended December 31, 2024 were $3,599,460 as compared to $1,884,456 for the year ended December 31, 2023. The increase in general and administrative expenses of $1,715,004, or 91%, is primarily due to increases in employee headcount and compensation, employee benefits, non-cash stock-based compensation and insurance costs in connection with increased mining activities.

Consulting Fees

Consulting fees for the year ended December 31, 2024 were $1,020,577 as compared to $304,457 for the year ended December 31, 2023. The increase in consulting fees of $716,120 was due to the costs incurred during the period for the licensing and permitting of the mineral processing plant sites in Utah and Colorado.

Interest Income, Net

Interest income, net for the year ended December 31, 2024 was $224,738 as compared to $158,904 for the year ended December 31, 2023. The increase in interest income, net of $65,834, or 41%, was principally attributable to higher interest rates earned on higher cash balances during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Other Expense, Net

Other expense, net for the year ended December 31, 2024 was $1,998 as compared to $5,598 for the year ended December 31, 2023. The decrease in other expense, net was primarily due to a lower loss on the sale of a used vehicle during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Foreign Currency Translation Adjustment

Foreign currency translation adjustment for the year ended December 31, 2024 was a loss of $159,862 as compared to a gain of $187,123 for the year ended December 31, 2023. The change in foreign currency translation adjustment is primarily due to the weakening of the CAD against the USD.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash balance as of December 31, 2024 was $6,295,624. Our cash position is highly dependent on our ability to raise capital through the issuance of debt and equity and our management of expenditures for mining and for the development of our mineral processing mill and for the fulfillment of our public company reporting responsibilities. Our management believes that in order to finance the development and mining operations of the mining properties, to construct our Kinetic Separation equipment and operations and to secure regulatory licenses for and to construct our uranium and vanadium minerals processing facilities, we will be required to raise additional capital by way of debt and/or equity. We will also require additional working capital to continue to scale-up our mining operations at the Sunday Mine Complex. This outlook is based on our current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net Cash Used In Operating Activities

Net cash used in operating activities was $8,297,043 for the year ended December 31, 2024, as compared with $4,089,495 used in operating activities for the year ended December 31, 2023. The increase of $4,207,548 in cash used in operating activities was principally driven by an increase in net loss of $5,169,443, offset by an increase of $713,112 in stock-based compensation and an increase of $350,778 in depreciation.

Net Cash Used In Investing Activities

Net cash used in investing activities was $3,391,888 for the year ended December 31, 2024, as compared with $2,404,440 for the year ended December 31, 2023. The increase in cash used in investing activities of $987,448 was principally due to the purchase of land for the Mustang mill site of $1,982,093 in connection with the acquisition of PRC.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $8,152,328 for the year ended December 31, 2024, as compared with $5,844,411 for the year ended December 31, 2023. The increase in cash provided by financing activities of $2,307,917 was principally due to a $3,601,414 increase in proceeds from warrant exercises, partially reduced by a $1,289,997 decrease in aggregate net proceeds from the private placement during the calendar year 2024 as compared to the calendar year 2023.

Asset Retirement Obligations

Our mines are subject to certain AROs, which we have recorded as liabilities. The AROs of the United States mines are subject to legal and regulatory requirements and estimates of the costs of asset retirement obligations are reviewed periodically by the applicable regulatory authorities. The ARO represents our best estimate of the present value of future reclamation costs in connection with the mineral properties.

During the year ended December 31, 2024, in connection with our San Rafael Mine and Sunday Mine Complex, we incurred additional gross and discounted asset retirement obligations of $412,534 and $80,508, respectively. We determined the aggregate gross ARO of the mineral properties to be $1,163,978 and $751,444 as of December 31, 2024 and December 31, 2023, respectively. The portion of the asset retirement obligation related to the Van 4 Mine, which is in reclamation as of December 31, 2024, and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. During the year ended December 31, 2024, our internal mining operations team has been performing the Van 4 Mine reclamation work, and the State of Colorado has not yet reduced the associated asset retirement obligation amount.

The Company’s asset retirement obligations are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The asset retirement obligations represent the Company’s estimate of the present value of future reclamation costs, discounted using a credit adjusted risk-free interest rates of 5.4% for the years ended December 31, 2024 and 2023. The net discounted aggregated values as of December 31, 2024 and 2023 were $410,098 and $316,619, respectively. On September 17, 2024 and March 13, 2025, the Company remitted $61,403 and $351,131, respectively in connection with the aforementioned 2024 incremental AROs. Financial warranties to secure AROs as of December 31, 2024 and 2023 were $812,993 and $751,444, respectively.

Oil and Gas Lease and Easement

In 2017, we entered into an oil and gas lease that became effective with respect to minerals and mineral rights owned by us of approximately 160 surface acres of our property in Colorado. As consideration for entering into the lease, the lessee has agreed to pay us a royalty from the lessee’s revenue attributed to oil and gas produced, saved, and sold attributable to the net mineral interest. We have also received cash payments from the lessee related to the easement that we are recognizing incrementally over the eight year term of the easement.

On June 23, 2020, the same entity as discussed above elected to extend the oil and gas lease easement for three additional years, through July 2023. This was done to provide additional time in order to complete well construction and commence oil and gas production. During 2021, the operator completed a first set of eight (8) wells which commenced oil and gas production by August 2021. During 2022, the operator completed a second set of eight (8) wells which commenced oil and gas production by August 2022. All sixteen (16) wells remain in production and monthly royalty payments will be ongoing in perpetuity as long as oil and/or gas are produced from the pooled unit containing these sixteen (16) wells.

During the years ended December 31, 2024 and 2023, we recognized aggregate revenue of $183,803 and $431,065, respectively, under these oil and gas lease arrangements.

Related Party Transactions

We have transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $309,138 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. We assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, we recorded the deferred contingent consideration as an assumed liability in the amount of $309,138 and $340,650 as of December 31, 2024 and 2023, respectively.

On October 1, 2024, Western, through its wholly owned subsidiary, Western Utah, executed a binding stock purchase agreement (the “PRC Agreement”) to purchase 100% of the shares of PRC from a private investor group and thereby acquire an 880 acre property located in Montrose County, Colorado, where a uranium processing plant was previously licensed but never constructed. George Glasier, the President, CEO and a director of Western, and his wife Kathleen owned 50% of the shares of PRC, and Andrew Wilder, a director of Western, indirectly owned 3% of the shares of PRC. Therefore, this transaction constitutes a related party transaction. The Company’s Board of Directors established an independent committee of the Board, comprised of directors who are not considered to have an interest in the transaction. The independent committee of the Board oversaw the negotiation and approved the entering into the PRC Agreement on behalf of Western. Of the total cash paid to the sellers, $414,584 was paid to George Glasier and $24,875 was paid to an affiliate of Andrew Wilder.

We have multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for our rental of office, workshop, warehouse and employee housing facilities. We incurred rent expense of $106,500 and $71,700 in connection with these arrangement for the years ended December 31, 2024 and 2023, respectively.

During the years ended December 31, 2024 and 2023, we purchased equipment from Silver Hawk Ltd. for $9,000 and $25,800, respectively.

We are obligated to pay Mr. Glasier for reimbursable expenses in the amount of $83,554 and $84,040, included within accounts payable and accrued expenses, as of December 31, 2024 and 2023, respectively.

Going Concern

With the exception of the quarter ended June 30, 2022, we had incurred losses from our operations. During the years ended December 31, 2024 and 2023, we generated net losses of $10,112,037 and $4,942,594, respectively. We expect to generate operating losses for the foreseeable future as we incur expenses to bring our mineral processing facilities online and further expand our mining operations. As of December 31, 2024 and 2023, we had an accumulated deficit of $28,929,894 and $18,817,857, respectively, and working capital of $5,240,584 and $8,970,434, respectively.

Since inception, we have met our liquidity requirements principally through the issuance of notes, the sale of our common shares and from limited revenue sources. During the year ended December 31, 2024, we received $4,605,458 in proceeds from the exercise of our common share warrants. During November 2024, we closed a brokered private placement of 4,142,906 units at a price of $0.94 (CAD $1.32) per unit. The aggregate net proceeds raised in the private placement amounted to $3,546,870 (CAD $4,975,966).

Our ability to continue our operations and to pay our obligations when they become due is contingent upon us obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financings, to secure regulatory approval licenses to fully utilize our Kinetic Separation, to permit and construct the Mustang Minerals Processing Plant for the processing of uranium and vanadium to generate operating cash flows. We will also require capital to fund the ongoing in-house mining operations at the Sunday Mine Complex.

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

Off Balance Sheet Arrangements

As of December 31, 2024, there were no off-balance sheet transactions. We have not entered into any specialized financial agreements to minimize our investment risk, currency risk or commodity risk.

Critical Accounting Estimates and Policies

The preparation of these consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period.

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting period, that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, include, but are not limited to, the following: fair value of transactions involving common shares, assessment of the useful life and evaluation for impairment of intangible assets, valuation and impairment assessments of mineral properties and equipment, deferred contingent consideration, asset retirement obligations, valuation of stock-based compensation, and HST. Other areas requiring estimates include allocations of expenditures, depletion and amortization of mineral rights and properties.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of our chief executive officer and chief financial officer, concluded that, as of December 31, 2024, our internal control over financial reporting was not effective based on those criteria.

Based upon its assessment as of December 31, 2024, management identified the following material weaknesses in its internal control over financial reporting, inclusive of the control weakness related to disclosure controls and procedures:

1.	The lack of sufficient dedicated accounting personnel, resulting in delays around the timely collection of inputs and the preparation and review of financial reporting, as well as the inability to provide for effective segregation of duties, and

2.	The lack of formal documentation of the design of the control environment and the related control processes and procedures.

Remediation Efforts to Address Material Weaknesses

We have identified and implemented, and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting. These remediation efforts are ongoing and include the following measures to address the material weaknesses identified:

●	We have engaged additional accounting resources from our consultants. These additional resources have enabled us to improve the timeliness and initial recording of inputs as well as for the preparation of account reconciliations.

●	We have engaged a new member of the management team into our cash disbursement function, thus providing an improvement in segregating duties for incompatible roles.

●	We have implemented additional procedures in connection with our monthly accounting closing process.

While we believe the steps taken to date will improve the effectiveness of our internal control over financial reporting, we have not yet completed all of our planned remediation efforts.

Attestation Report

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of our board of directors (the “Board”) and our executive officers.

Name	Age	Position(s)
George Glasier	81	President, Chief Executive Officer and Director

Robert Klein	59	Chief Financial Officer

Michael Rutter	48	Chief Operating Officer (effective January 30, 2024)

Bryan Murphy	56	Director, Chairman

Andrew Wilder	54	Director

Michael Skutezky	77	Director (effective June 27, 2024)

Executive Officers

George Glasier, J.D., founded Western Uranium & Vanadium Corp. and has served as a Director and as President and Chief Executive Officer since 2014. He has over thirty years’ experience in the uranium industry in the United States, with extensive experience in sales and marketing; project development and permitting uranium processing facilities. He is the founder of Energy Fuels Inc. (Volcanic Metals Exploration Inc.) and served as its Chief Executive Officer and President from January 2006 to March 2010. He was responsible for assembling a first-class management team, acquiring a portfolio of uranium projects, and leading the successful permitting process that culminated in the licensing of the Piñon Ridge uranium mill; originally planned for construction in Western Montrose County, Colorado. He began his career in the uranium industry in the late 1970’s with Energy Fuels Nuclear, which built and operated the White Mesa Mill near Blanding, Utah, becoming the largest uranium producer in the United States.

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

Michael Rutter has served as the Chief Operating Officer (“COO”) of Western Uranium & Vanadium since January 30, 2024. As COO, Mr. Rutter is in charge of Western’s mining and milling operations; all operations teams report to Mr. Rutter. Mr. Rutter hires staff, procures equipment and is responsible for the maintenance and scaling-up of activities at Western’s resource properties. Beginning in 2016 and until he was appointed COO, Mr. Rutter served as Western’s Vice President of Operations, serving part-time until 2022 and then full-time since. In his role as Vice President of Operations, Mr. Rutter was in charge of overseeing resource properties and the advancement of Kinetic Separation. He was the project coordinator for the development of all of Western’s resource properties and spearheaded efforts at the Sunday Mine Complex, and certain reclamation projects. During the prior period from 2014 to 2016, Mr. Rutter provided services to Western as a consultant on a part-time basis. Mr. Rutter’s experience also included working for Veolia Nuclear Solutions Federal Services during 2014 through 2022, where Mr. Rutter oversaw electrical and mechanical operations at the Paradox Valley Unit of the Colorado River Basin Salinity Control Program and working for Energy Fuels Inc. from 2007 through 2014 as Maintenance and Operations Superintendent in uranium production in Utah, Colorado and Arizona.

Non-Employee Directors

Andrew Wilder serves as a Director and the Chairman of the Audit Committee for Western Uranium & Vanadium Corporation, positions he has held since 2014, and as a member of the Governance, Nominating & Compensation Committee. He is the Founder and the Chief Executive Officer of Cross River Infrastructure Partners, a platform designed to accelerate global sustainability through the development and construction of infrastructure projects deploying transformative industrial technologies. Areas of focus include capturing and sequestering carbon emissions, generating green hydrogen and ammonia, generating clean power with advanced small modular nuclear reactors, and up cycling bio-waste into renewable natural gas. Mr. Wilder is also currently a Board Member for Bedford 2030, a community-based climate action non-profit organization for the Township of Bedford, New York. In 2011, prior to launching Cross River Infrastructure Partners, Mr. Wilder founded and managed the Cross River Group, an advisory business providing capital and business development services to alternative asset managers and institutions. In 2001, Mr. Wilder co-founded and served as Chief Operating and Chief Financial Officer for North Sound Capital LLC, an equity hedge fund manager with $3 billion peak assets under management. Mr. Wilder’s prior career included serving as a Manager in the audit group of Deloitte. Mr. Wilder received the Chartered Accountant (Canada) designation, holds the CFA designation, and received an MBA from the University of Toronto and a BA from the University of Western Ontario. Our board of directors believe that Mr. Wilder’s extensive experience in financial management and in the energy industry qualifies him to serve on our board of directors.

Bryan Murphy has served as a Director of Western Uranium & Vanadium Corp. since 2018 and serves on both the Audit Committee and the Governance, Nominating & Compensation Committee. He is the founder of Magellan Limited, an advisory firm focusing on providing strategic, M&A, and financial advisory services and currently serves as CFO and Head of Finance for Biome Renewables Inc., an early stage renewable energy innovation and industrial design company. Formerly, Mr. Murphy was Co-Founder and Managing Partner of Quest Partners, a boutique investment bank that focuses on the provision of M&A, corporate finance, and business strategy services. In these capacities, Mr. Murphy has developed extensive international experience and relationships advising high-growth businesses across North America, Europe, and the Middle East. In the prior dozen years, Mr. Murphy held senior management roles at Canadian Tire Corporation overseeing divisions and business lines. Additionally, Mr. Murphy was formerly a board member of Covenant House Toronto, one of Canada’s largest homeless youth agencies. Bryan has an Honours Bachelor of Arts in Business Administration majoring in Finance and an MBA with Distinction from the University of Western Ontario Richard Ivey School of Business. Bryan earned the ICD.D designation from the Rotman School of Management at the University of Toronto and the Institute of Corporate Directors. Our board of directors believe that Mr. Murphy’s extensive experience in strategic and other advisory and executive leadership qualifies him to serve on our board of directors.

Michael Skutezky was elected to the Board of Directors in June 2024 and serves as the Chairman of the Governance, Nominating & Compensation Committee and as a member of the Audit Committee. He brings over 40 years of experience as an officer, counsel, and director in the financial sector in Canada. His career includes serving as Assistant General Counsel at Royal Bank of Canada, where he specialized in international and Canadian project financing, and as Senior Vice President, Personal Trust at National Trust. Currently, Mr. Skutezky is the Chairman and sole shareholder of Rhodes Capital Corporation, a firm that provides alternative financing solutions for small to mid-sized businesses and startups. The Company specializes in business financing strategies designed to enhance working capital and cash flow. Since 2019, Mr. Skutezky has served as Secretary and Senior Legal Counsel for Voyager Metals Inc. He has also been a Director of New Break Resources Ltd. since April 2014, where he previously held the role of Corporate Secretary until stepping down in October 2021. However, he continues to serve as a Director. Additionally, he has been a Director of Green Shift Commodities Ltd. since June 2022. Mr. Skutezky holds a B.A. in Business from Bishop’s University and an LL.B. from Dalhousie Law School. He is a member of the Canadian and International Bar Associations and a non-practicing member of the Law Society of Ontario. Our board of directors believe that Mr. Skutezky’s extensive legal, financial and uranium industry experience qualifies him to serve on our board of directors.

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

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors, employees and consultants. A copy of the code of ethics will be sent, free of charge, to any person who sends a written request for a copy to Western Uranium & Vanadium Corp., 5 Church Street, Toronto, Ontario, Canada M5E 1M2.

Insider Trading Policy and Procedures

We have adopted a Disclosure, Confidentiality and Insider Trading Policy that includes insider trading policies and procedures that we believe are reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and the CSE’s continued listing standards.

Audit Committee

Western has established a separately designated audit committee of the Board comprised of Andrew Wilder, Bryan Murphy, and Michael Skutezky. Our audit committee is responsible for oversight of audits, corporate governance, board nominations, and executive compensation. The Board has determined that one of its members, Andrew Wilder, who has previously served as Western’s Chief Financial Officer, qualifies as an “audit committee financial expert”. We have also determined that Mr. Wilder, Mr. Murphy, and Mr. Skutezky are independent directors as defined in Nasdaq Listing Rule 5605(a)(2).

Governance, Nominating & Compensation Committee

Western has established a separately designated Governance, Nominating & Compensation Committee of the Board comprised of Michael Skutezky (Chair of the Governance, Nominating & Compensation Committee), Andrew Wilder, and Bryan Murphy. Our Governance, Nominating & Compensation Committee is responsible to assist the Board in fulfilling its oversight responsibilities relating to establishing corporate governance policies, evaluating the effectiveness and independence of the directors of the Company planning Board composition, overseeing director education, and developing a management continuity plan along with a competitive compensation strategy to enhance the Company’s sustainable profitability and growth.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	TOTAL ($)
George Glasier(1)	2024	300,000	31,500	-	102,667	15,000	449,167
President and Chief Executive Officer	2023	250,000	53,000	-	178,751	15,000	496,751

Robert Klein(2)	2024	200,000	21,500	-	102,667	15,000	339,167
Chief Financial Officer	2023	150,000	33,000	-	178,751	15,000	376,751

Michael Rutter(3)	2024	185,000	18,500	-	89,833	-	293,333
Chief Operating Officer

(1)	On November 24, 2024, Mr. Glasier was granted a non-qualified option to purchase 200,000 of our common shares at an exercise price of $0.94 (CAD $1.32) per share which expires five years from each of the respective vesting dates. This option will vest in three installments: one-third on January 31, 2025, one-third on July 31, 2025 and one-third on January 31, 2026. On December 20, 2023, Mr. Glasier was granted a non-qualified option to purchase 250,000 of our common shares at an exercise price of $1.20 (CAD $1.60) per share which expires five years from each of the respective vesting dates. This option will vest in three installments: one-third on January 31, 2024, one-third on July 31, 2024 and one-third on January 31, 2025. For each of the years December 31, 2024 and 2023, Mr. Glasier received a reimbursement of $15,000 in lieu of participation in Western’s health plan, which was initiated in 2023.

(2)	On November 24, 2024, Mr. Klein was granted a non-qualified option to purchase 200,000 of our common shares at an exercise price of $0.94 (CAD $1.32) per share which expires five years from each of the respective vesting dates. This option will vest in three installments: one-third on January 31, 2025, one-third on July 31, 2025 and one-third on January 31, 2026. On December 20, 2023, Mr. Klein was granted a non-qualified option to purchase 250,000 of our common shares at an exercise price of $1.20 (CAD $1.60) per share which expires five years from each of the respective vesting dates. This option will vest in three installments: one-third on January 31, 2024, one-third on July 31, 2024 and one-third on January 31, 2025. For each of the years ended December 31, 2024 and 2023, Mr. Klein received a reimbursement of $15,000 in lieu of participation in Western’s health plan, which was initiated in 2023.

(3)	Mr. Rutter became an executive officer on January 30, 2024. On November 24, 2024, Mr. Rutter was granted a non-qualified option to purchase 175,000 of our common shares at an exercise price of $0.94 (CAD $1.32) per share which expires five years from each of the respective vesting dates. This option will vest in three installments: one-third on January 31, 2025, one-third on July 31, 2025 and one-third on January 31, 2026.

Employment Agreements

George Glasier

On February 8, 2017, the Company entered into an employment agreement with George Glasier, its Chief Executive Officer. The employment agreement automatically renews each year unless either party provides a 90-day advance written notice of their desire to not renew the agreement. The employment agreement provides for a base salary of $180,000 per year, the amount of which is subject to review by the board of directors at least annually. The agreement also provides for a discretionary annual cash bonus to be determined by the Board. On May 30, 2019, the Board approved an addendum to Mr. Glasier’s employment agreement, increasing his annual base salary from $180,000 to $220,000. In December 2021, the Board approved an increase to Mr. Glasier’s base salary from $220,000 to $250,000. In January 2024, the Board approved an increase to Mr. Glasier’s base salary from $250,000 to $300,000. Pursuant to the employment agreement, if the Company terminates the employment agreement without cause, or if a change of control occurs, the Company is required to pay to Mr. Glasier a lump sum payment equal to two and one-half times his annual base salary.

Robert Klein

On November 12, 2020, the Company entered into a new employment agreement with Robert Klein, its Chief Financial Officer. The agreement was effective as of October 1, 2020 and has an initial term that ends on September 30, 2021. The agreement will automatically renew for successive annual terms unless either party provides a 90-day advance written notice of their intention not to renew. The agreement provides for a base salary of $150,000 per year, the amount of which is subject to review by the board of directors at least annually. Under the agreement, Mr. Klein is eligible to receive bonuses after the end of each calendar year or earlier in the discretion of the Board, and a bonus will also be considered upon the closing of a strategic transaction by the Company. In January 2024, the Board approved an increase to Mr. Klein’s base salary from $150,000 to $200,000. The agreement provides that Mr. Klein is eligible to participate generally in any employee benefit plan of the Company or its affiliates and to receive annual stock option grants under the Company’s incentive stock option plan in amounts to be determined and approved by the Board.

Outstanding Equity Awards Table

The following table sets forth unexercised options, unvested stock and equity incentive plan awards outstanding for our named executive officers as of December 31, 2024.

Outstanding Option Awards at December 31, 2024

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($ CAD)	Option expiration date
George Glasier	41,667	-	1.03	01/06/2025
	41,666	-	1.03	01/31/2025
	41,667	-	1.03	06/30/2025
	66,667	-	1.76	02/09/2027
	66,666	-	1.76	04/01/2027
	66,667	-	1.76	07/01/2027
	150,000	-	1.60	10/31/2027
	150,000	-	1.60	04/30/2028
	83,333	-	1.60	01/31/2029
	83,333	-	1.60	07/31/2029
	-	83,334	1.60	01/31/2030
	-	66,666	1.32	1/31/2030
	-	66,666	1.32	7/31/2030
	-	66,668	1.32	1/31/2031

Robert Klein	41,666	-	1.03	01/31/2025
	41,668	-	1.03	06/30/2025
	66,667	-	1.76	02/09/2027
	66,666	-	1.76	04/01/2027
	66,667	-	1.76	07/01/2027
	150,000	-	1.60	10/31/2027
	150,000	-	1.60	04/30/2028
	83,333	-	1.60	01/31/2029
	83,333	-	1.60	07/31/2029
	-	83,334	1.60	01/31/2030
	-	66,666	1.32	1/31/2030
	-	66,666	1.32	7/31/2030
	-	66,668	1.32	1/31/2031

Michael Rutter	33,333	-	1.76	2/9/2027
	33,334	-	1.76	4/1/2027
	33,333	-	1.76	7/1/2027
	75,000	-	1.60	10/31/2027
	75,000	-	1.60	4/30/2028
	75,000	-	1.60	1/31/2029
	75,000	-	1.60	7/31/2029
	-	75,000	1.60	1/31/2030
	-	58,333	1.32	1/31/2030
	-	58,333	1.32	7/31/2030
	-	58,334	1.32	1/31/2031

Outstanding Stock Awards at Fiscal Year-End for 2024

None.

Director Compensation

The following table sets forth a summary of the compensation for the fiscal year ended December 31, 2024 earned by each director who is not a named executive officer and who served on the Board during the year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Andrew Wilder(1)	43,823	-	102,667	146,490
Bryan Murphy(2)	79,231	-	102,667	181,898
Michael Skutezky(3)	24,760	-	182,167	208,963

(1)	During the year ended December 31, 2024, the Company incurred $43,823 in director fees for Mr. Wilder’s services as a Director. On November 25, 2024, Mr. Wilder was granted a non-qualified option to purchase 200,000 of our common shares at an exercise price of $0.94 (CAD $1.32) per share which expires five years from each of the respective vesting dates. This option will vest in three installments: one-third on January 31, 2025, one-third on July 31, 2025 and one-third on January 31, 2026.

(2)

During the year ended December 31, 2024, the Company incurred $79,231 in director fees for Mr. Murphy’s services as a Director. On November 25, 2024, Mr. Murphy was granted a non-qualified option to purchase 200,000 of our common shares at an exercise price of $0.94 (CAD $1.32) per share which expires five years from each of the respective vesting dates. This option will vest in three installments: one-third on January 31, 2025, one-third on July 31, 2025 and one-third on January 31, 2026.

(3)

Michael Skutezky was elected to the Board of Directors on June 27, 2024. During the year ended December 31, 2024, the Company incurred $24,760 in director fees for Mr. Skutezky’s services as a Director. On July 14, 2024, Mr. Skutezky was granted a non-qualified option to purchase 100,000 of our common shares at an exercise price of $1.47 (CAD $2.00) per share which expires five years from each of the respective vesting dates. These options will vest in two installments: 50,000 on July 31, 2024 and 50,000 on January 31, 2025. On November 25, 2024, Mr. Skutezky was granted a non-qualified option to purchase 200,000 of our common shares at an exercise price of $0.94 (CAD $1.32) per share which expires five years from each of the respective vesting dates. This option will vest in three installments: one-third on January 31, 2025, one-third on July 31, 2025 and one-third on January 31, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our class of common shares as of April 15, 2025 by:

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

Except as otherwise set forth in the footnotes to the table below, the address of persons listed below is c/o Western Uranium & Vanadium Corp., 5 Church Street, Toronto, Ontario, Canada M5E 1M2. Unless otherwise indicated in the footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated common shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of class (1)
5% or Greater Shareholders:
Common shares	George Glasier, CEO	5,835,868	(2)	9.7%
Common shares	ALPS Advisors, Inc.	6,871,000	(3)	11.6%
Common shares	MMCAP International Inc. SPC	5,829,121	(4)	9.3%
Common shares	Global X Management Company LLC	3,268,064	(5)	5.5%

Directors and Named Executive Officers:
Common shares	George Glasier, CEO	5,835,868	(2)	9.7%
Common shares	Robert Klein, CFO	904,176	(6)	1.5%
Common shares	Michael Rutter, COO	546,654	(7)	0.9%
Common shares	Andrew Wilder	869,452	(8)	1.4%
Common shares	Bryan Murphy	977,006	(9)	1.6%
Common shares	Michael Skutezky	182,740	(10)	0.3%

	All executive officers and directors as a group (6 persons)	9,315,896		14.6%

(1)	Based on 59,386,546 common shares outstanding on April 15, 2025 and, with respect to each individual holder, rights to acquire our common shares exercisable within 60 days of April 15, 2025.

(2)

Consists of 4,810,869 common shares and 858,333 common shares issuable upon the exercise of stock options held by Mr. Glasier. Also includes 166,666 common shares issuable upon the exercise of stock options held by Mr. Glasier’s spouse, the beneficial ownership of which Mr. Glasier disclaims.

(3)	Consists of 6,871,000 common shares. The address for ALPS Advisors, Inc. is 1290 Broadway, Suite 1000, Denver, Colorado 80203.

(4)	Consists of 2,702,666 common shares and 3,126,455 common shares issuable upon the exercise of warrants beneficially owned by MMCAP International Inc. SPC. The address for MMCAP International Inc. SPC is 161 Bay Street, TD Canada Trust Tower Suite 2240, Toronto, Ontario, M5J 2S1, Canada.

(5)	Consists of 3,268,064 common shares. The address for Global X Management Company LLC is 605 3rd Avenue, 43rd Floor, New York, NY 10158

(6)	Consists of 45,842 common shares and 858,334 common shares issuable upon the exercise of stock options held by Mr. Klein.

(7)	Consists of 13,321 common shares and 533,333 common shares issuable upon the exercise of stock options held by Mr. Rutter.

(8)	Consists of 11,118 common shares and 858,334 common shares issuable upon the exercise of stock options held by Mr. Wilder.

(9)

Consists of 56,172 common shares owned directly, 62,500 common shares beneficially owned indirectly through Magellan Limited, and 858,334 common shares issuable upon the exercise of stock options held by Mr. Murphy.

(10)	Consists of 5,500 common shares owned directly, 3,787 common shares beneficially owned indirectly through Rhodes Capital Corporation, 6,787 common shares issuable upon the exercise of warrants beneficially owned indirectly through Rhodes Capital Corporation, and 166,666 common shares issuable upon the exercise of stock options held Mr. Skutezky.

Equity Compensation Plan Information

The Company maintains the Plan that permits the granting of stock options as incentive compensation. Shareholders of the Company approved the Plan on June 30, 2008 and amendments to the Plan on June 20, 2013. The board of directors approved additional changes to the Plan on September 12, 2015. On October 1, 2021, the Company further amended the Plan. On May 24, 2023, the Board of Directors approved and on June 29, 2023 the shareholders approved an amendment to the Plan.

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

At December 31, 2024, a total of 5,723,336 stock options issued under the Plan were outstanding.

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of December 31, 2024, a total of 59,382,696 common shares were outstanding. As of December 31, 2024, the maximum number of stock options eligible to be issued under the Plan would be 5,938,269, and net of 5,723,336 options outstanding as of December 31, 2024, there remain 214,933 stock options available to be issued under the Plan.

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

Equity Compensation Plan Information

As of December 31, 2024

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	5,723,336	$1.14	214,933
Equity compensation plans not approved by shareholders	-	n/a	-
Total	5,723,336	$1.14	214,933

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $309,138 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. The Company assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $309,138 and $340,650 as of December 31, 2024 and 2023, respectively.

George Glasier, the President, CEO and a director of Western, and his wife, Kathleen, owned 50% of the shares of PRC, and Andrew Wilder, a director of Western, indirectly owned 3% of the shares of PRC, and so the transaction was considered a related party transaction. The Company’s Board of Directors established an independent committee of the Board comprised of directors who were not considered to have an interest in the transaction, and the independent committee oversaw the negotiation and approved the entering into the agreement on behalf of the Company. Of the total cash paid to the sellers, $414,584 was paid to George Glasier and $24,875 was paid to an affiliate of Andrew Wilder.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife, Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. The Company incurred rent expense of $106,500 and $71,700 in connection with these arrangements for the years ended December 31, 2024 and 2023, respectively.

The Company is obligated to pay Mr. Glasier for reimbursable expenses in the amount of $83,554 and $84,040, included within accounts payable and accrued liabilities, as of December 31, 2024 and 2023, respectively.

During the years ended December 31, 2024 and 2023, the Company purchased equipment from Silver Hawk Ltd. for $9,000 and $25,800, respectively.

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

The Company’s Board currently consists of three directors. Currently, Andrew Wilder, Bryan Murphy and Michael Skutezky are independent directors based upon the tests for independence set forth in National Instrument 52-110 Audit Committees.

SEC rules require a separate determination of independence of the Company’s directors based on the definition of independence of a U.S. national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Because the Company’s common shares are not currently listed on a national securities exchange, we currently use the definition in Nasdaq Listing Rule 5605(a)(2) for determining director independence. Under that definition, Andrew Wilder, Bryan Murphy and Michael Skutezky would be considered independent directors. Mr. Wilder, Mr. Murphy and Michael Skutezky would also be considered independent directors under Rule 5605(c)(2)’s provisions relating to audit committee composition.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by MNP LLP (“MNP”), our independent registered accounting firm for the fiscal years ended December 31, 2024 and December 31, 2023. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

	2024	2023
Audit fees	$127,354	$98,169
Audit-related fees	-	-
Tax fees	15,836	14,373
All other fees	-	-
Total fees	$143,190	$112,542

Audit fees: Consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements. These fees also include the review of registration statements and the delivery of consents in connection with registration statements.

Audit-related fees: There were no fees billed by MNP for professional services rendered for audit-related services for the years ended December 31, 2024 and 2023.

Tax fees: Consists of fees incurred for the Company’s U.S. and Canadian tax preparation fees and tax consulting fees.

All other fees: There were no fees billed by MNP for professional services rendered for other compliance purposes for the years ended December 31, 2024 and 2023.

The Company’s Board of Directors has established pre-approval policies and procedures, pursuant to which the Board approved the foregoing audit and tax services provided by MNP in 2024 and 2023 consistent with the Board’s responsibility for engaging Western’s independent auditors. The Board also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Board has determined that the rendering of such services is compatible with MNP maintaining its independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

(a) The following financial statements are being filed as part of this Annual Report.

(b) The following exhibits are being provided as required by Item 601 of Regulation S-K.

Exhibit No.	Description
2.1(1)	Share Exchange Agreement between Pinon Ridge Mining LLC, Homeland Uranium Inc., Homeland Uranium (Utah), et al., dated November 6, 2014.
2.2(1)	Merger Implementation Agreement between Black Range Minerals Limited and Western Uranium Corporation, dated March 20, 2015.
2.3(1)	Credit Facility between Western Uranium Corporation and Black Range Minerals Limited, dated March 20, 2015.
2.4(2)	Termination and Liquidation Agreement between Ablation Technologies LLC, Black Range Minerals Ablation Holdings Inc. and Mineral Ablation, LLC dated March 17, 2015
3.1(1)	Certificate of Incorporation, as amended.
3.2(1)	Amended and Restated By-laws.
4.1(8)	Description of Capital Stock
10.1(3)	Call Option Agreement
10.2(2)	Technology License Agreement between Ablation Technologies LLC and Black Range Mineral Ablation Holdings Inc. dated as of March 17, 2015
10.3(9)	Incentive Stock Option Plan (Rolling 10%), as amended
10.4(4)	Employment Agreement between George Glasier and Western Uranium & Vanadium Corporation dated February 8, 2017
10.5(4)	Employment Agreement between Robert Klein and Western Uranium & Vanadium Corporation dated May 12, 2017
10.6(5)	Employment Agreement between Robert Klein and Western Uranium & Vanadium Corporation dated November 13, 2017
10.7(6)	Addendum to Employment Agreement between George Glasier and Western Uranium & Vanadium Corporation dated May 30, 2019
10.8(7)	Employment Agreement, dated November 12, 2020, by and between Robert Klein and Western Uranium and Vanadium Corp.
14.1*	The Code of Business Conduct and Ethics
19.1*	Disclosure, confidentiality and Insider Trading Policy
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
95*	Mine Safety Disclosure Exhibit
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

+	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of the omitted schedules and exhibits to the SEC upon request.

*	Filed herewith

(1)	Previously filed as an exhibit to the Company’s Form 10 filed on April 29, 2016

(2)	Previously filed as an exhibit with Amendment No. 2 to the Company’s Form 10 filed on July 22, 2016

(3)	Previously filed as an exhibit with Amendment No. 1 to the Company’s Form 10 filed on June 22, 2016

(4)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 15, 2017

(5)	Previously filed as an exhibit to the Company’s Form 10-K filed on April 2, 2018

(6)	Previously filed as an exhibit to the Company’s Form 10-Q filed on August 14, 2019

(7)	Previously filed as an exhibit to the Company’s Form 10-Q filed on November 16, 2020

(8)	Previously filed as an exhibit to the Company’s Form 10-K filed on April 15, 2022

(9)	Previously filed as an exhibit to the Company’s Proxy filed on May 31, 2023

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM & VANADIUM CORP.

Date: April 15, 2025	By:	/s/ George Glasier
George Glasier Chief Executive Officer and President

Date: April 15, 2025	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2025	By:	/s/ George Glasier
George Glasier
Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: April 15, 2025	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 15, 2025	By:	/s/ Bryan Murphy
Bryan Murphy
Director

Dated: April 15, 2025	By:	/s/ Andrew Wilder
Andrew Wilder
Director

Dated: April 15, 2025	By:	/s/ Michael Skutezky
Michael Skutezky
Director

Western Uranium & Vanadium Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Western Uranium & Vanadium Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Uranium & Vanadium Corp. and subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations and other comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

April 15, 2025

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in USD)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$5,482,631	$9,217,585
Restricted cash, current portion	75,057	75,075
Prepaid expenses	352,058	382,314
Marketable securities	-	385
Other current assets	77,936	131,255
Total current assets	5,987,682	9,806,614

Restricted cash, net of current portion	737,936	676,369
Property, plant & equipment and mineral properties, net	17,702,569	14,926,289
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$33,916,238	$34,897,323

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$672,041	$761,123
Asset retirement obligations, current portion	75,057	75,057
Total current liabilities	747,098	836,180

Asset retirement obligations, net of current portion	335,041	241,562
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	309,138	340,650

Total liabilities	4,100,164	4,127,279

Commitments and Contingencies (Note 4)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 59,383,002 and 50,002,395 shares issued as of December 31, 2024 and 2023, respectively, and 59,382,696 and 50,002,089 shares outstanding as of December 31, 2024 and 2023, respectively	58,979,839	49,661,910
Treasury shares, 306 shares held in treasury as of December 31, 2024 and 2023	-	-
Accumulated deficit	(28,929,894)	(18,817,857)
Accumulated other comprehensive loss	(233,871)	(74,009)
Total shareholders’ equity	29,816,074	30,770,044
Total liabilities and shareholders’ equity	$33,916,238	$34,897,323

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

	For the Years Ended December 31,
	2024	2023

Revenues	$183,803	$431,065

Expenses
Mining expenditures	5,285,140	2,951,579
Professional fees	613,403	386,473
General and administrative	3,599,460	1,884,456
Consulting fees	1,020,577	304,457
Total operating expenses	10,518,580	5,526,965

Operating loss	(10,334,777)	(5,095,900)

Interest income, net	224,738	158,904
Other expense, net	(1,998)	(5,598)

Net loss	(10,112,037)	(4,942,594)

Other comprehensive (loss) income
Foreign currency translation adjustment	(159,862)	187,123

Comprehensive loss	$(10,271,899)	$(4,755,471)

Net loss per share - basic and diluted	$(0.18)	$(0.11)

Weighted average shares outstanding - basic and diluted	55,084,225	44,073,655

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

						Accumulated
						Other
	Common Shares		Treasury Shares		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Total
Balance as of January 1, 2023	43,602,565	$43,394,303	306	$-	$(13,875,263)	$(261,132)	$29,257,908

Private placement - December 12, 2023, net of offering costs	5,215,828	4,836,867	-	-	-	-	4,836,867
Proceeds from the exercise of warrants	1,165,450	1,004,044	-	-	-	-	1,004,044
Cashless exercise of stock options	18,246	-	-	-	-	-	-
Stock based compensation - stock options	-	426,696	-	-	-	-	426,696
Foreign currency translation adjustment	-	-	-	-	-	187,123	187,123
Net loss	-	-	-	-	(4,942,594)	-	(4,942,594)
Balance as of December 31, 2023	50,002,089	$49,661,910	306	$-	$(18,817,857)	$(74,009)	$30,770,044

Private placement - November 2024, net of offering costs	4,142,906	3,546,870	-	-	-	-	3,546,870
Proceeds from the exercise of warrants	5,198,540	4,605,458	-	-	-	-	4,605,458
Cashless exercise of stock options	39,161	-	-	-	-	-	-
Stock based compensation - stock options	-	1,165,601	-	-	-		1,165,601
Foreign currency translation adjustment	-		-	-	-	(159,862)	(159,862)
Net loss	-	-	-	-	(10,112,037)	-	(10,112,037)
Balance as of December 31, 2024	59,382,696	$58,979,839	306	$-	$(28,929,894)	$(233,871)	$29,816,074

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

	For the Years Ended December 31,
	2024	2023
Cash Flows Used In Operating Activities:
Net loss	$(10,112,037)	$(4,942,594)
Reconciliation of net loss to cash used in operating activities:
Depreciation	613,610	262,832
Loss on the sale of equipment	1,998	5,598
Accretion of asset retirement obligations	12,971	12,308
Stock-based compensation	1,142,541	429,429
Change in marketable securities	385	227
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	83,575	(27,376)
Accounts payable and accrued liabilities	(89,082)	209,508
Asset retirement obligations	80,508	4,035
Deferred revenue	-	(43,860)
Contingent consideration	(31,512)	398
Net cash used in operating activities	(8,297,043)	(4,089,495)

Cash Flows Used In Investing Activities
Purchase of property, plant & equipment and mineral properties	(3,395,888)	(2,404,440)
Proceeds from sale of equipment	4,000	-
Net cash used in investing activities	(3,391,888)	(2,404,440)

Cash Flows Provided By Financing Activities

Proceeds from private placements, net	3,546,870	4,836,867
Proceeds from warrant exercises	4,605,458	1,004,044
Cash received from note receivable	-	3,500
Net cash provided by financing activities	8,152,328	5,844,411

Effect of foreign exchange rate on cash	(136,802)	185,015

Net decrease in cash and cash equivalents and restricted cash	(3,673,405)	(464,509)

Cash and cash equivalents and restricted cash - beginning	9,969,029	10,433,538

Cash and cash equivalents and restricted cash - ending	$6,295,624	$9,969,029

Cash and cash equivalents	$5,482,631	$9,217,585
Restricted cash, current portion	75,057	75,075
Restricted cash, noncurrent	737,936	676,369
Total cash and cash equivalents and restricted cash	$6,295,624	$9,969,029

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,879	$-
Income taxes	$-	$-

Noncash transactions:
Notes received in exchange for equipment sold	$-	$8,000

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

The Company’s registered office is located at 5 Church Street, Toronto, Ontario, Canada, M5E 1M2, and its common shares are listed on the CSE under the symbol “WUC.” On April 22, 2016, the Company’s common shares began trading on the OTC Pink Open Market, and on May 23, 2016, the Company’s common shares were approved for trading on the OTCQX Best Market under the symbol “WSTRF”. The Company’s principal business activity is the acquisition and development of uranium and vanadium resource properties in the states of Utah and Colorado in the United States of America (“United States”).

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

Note 2 – Liquidity and going concern

With the exception of the quarter ended June 30, 2022, the Company has incurred losses from its operations. During the years ended December 31, 2024 and 2023, the Company generated net losses of $10,112,037 and $4,942,594, respectively. The Company expects to generate operating losses for the foreseeable future as it incurs expenses to bring its mineral processing facilities online and further expands its mining operations. As of December 31, 2024 and 2023, the Company had an accumulated deficit of $28,929,894 and $18,817,857, respectively, and working capital of $5,240,584 and $8,970,434, respectively.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes, the sale of its common shares and from limited revenue sources. During November 2024, the Company closed a private placement of 4,142,906 units at a price of $0.94 (CAD $1.32) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,897,166 (CAD $5,468,636) and proceeds net of issuance costs were $3,546,870 (CAD $4,975,966). During year ended December 31, 2024, the Company received $4,605,458 (CAD $6,238,248) in proceeds from the exercise of common share warrants to purchase 5,198,540 common shares. On December 12, 2023, the Company closed a non-brokered private placement of 5,215,828 units at a price of $1.02 (CAD $1.39) per unit. The aggregate gross proceeds raised in the private placement amounted to $5,324,989 (CAD $7,250,000) and proceeds net of issuance costs amounted to $4,836,867 (CAD $6,588,089). During the year ended December 31, 2023, the Company received $1,004,044 (CAD $1,358,565) in proceeds from the exercise of common share warrants to purchase 1,165,450 common shares.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 2 – Liquidity and going concern, CONTINUED

The Company’s ability to continue its planned operations and to pay its obligations when they become due is contingent upon the Company obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financing, to secure regulatory approval to fully utilize its kinetic separation (“Kinetic Separation”) technology, and to initiate the processing of mineral resources to generate operating cash flows.

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

The accompanying consolidated financial statements include the accounts of Western and its wholly-owned subsidiaries, Western Uranium Corporation (Utah) (“Western Utah”), PRM, Black Range, Black Range Copper Inc., Ranger Resources Inc., Black Range Minerals Inc., Black Range Minerals Colorado LLC, Black Range Minerals Wyoming LLC, Haggerty Resources LLC, Ranger Alaska LLC, Black Range Minerals Utah LLC, Black Range Minerals Ablation Holdings Inc., Black Range Development Utah LLC, Maverick Strategic Minerals Corp (“Maverick”), Pinon Ridge Corp (“PRC”) and Mustang Mineral Processing Inc (“Mustang”). All inter-company transactions and balances have been eliminated upon consolidation.

The Company has established the existence of mineralized materials for certain uranium projects. The Company has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”), through the completion of a “final” or “bankable” feasibility study for any of its uranium projects.

Segment Information

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and in assessing performance (the “CODM”). For the Company, its CODM is its Chief Executive Officer. The Company views its operations and manages its business as one operating and reporting segment. This single segment reflects the Company’s core business, which is the production of uranium minerals.

The Company’s CODM regularly reviews the segment net income (loss) that also is reported on the income statement as consolidated net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets.

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents at December 31, 2024 and 2023.

Marketable Securities

The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses reported as accumulated other comprehensive (loss) income, a separate component of shareholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. During the year ended December 31, 2024, the Company’s sole marketable security was fully impaired and written off.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, CONTINUED

Restricted Cash

Certain cash balances are restricted as they relate to deposits with banks that have been assigned to state reclamation authorities in the United States to secure various reclamation guarantees with respect to mineral properties in Utah and Colorado. As these funds are not available for general corporate purposes and secure the long term asset retirement obligation (“ARO”) (see Note 4), they have been separately disclosed and classified as long-term for the majority of the Company’s mines. As of December 31, 2024 and 2023, the Company has determined that the Van 4 Mine is considered to be in reclamation. The Company reflects the Van 4 Mine’s asset retirement obligation and its restricted cash in full on the Company’s consolidated balance sheets as current.

Property, Plant & Equipment and Mineral Properties, Net

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method.

Revenue Recognition

The Company leases certain of its mineral properties for the exploration and production of oil and gas reserves. The Company accounts for lease revenue in accordance with the FASB ASC 842, Leases. Lease payments received in advance are deferred and recognized on a straight-line basis over the related lease term associated with the prepayment. Royalty receipts are recognized as revenues based upon production.

Fair Values of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash – current portion, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. Marketable securities were adjusted to fair value at each balance sheet date based on quoted prices which were considered level 1 inputs. A portion of the Company’s operating and financing activities are conducted in Canadian dollars, and as a result, the Company is subject to exposure to market risks from changes in foreign currency rates. The carrying amount of restricted cash – net of current portion, approximates fair value as the accounts earn interest at market rates. The Company is exposed to credit risk through its cash and restricted cash but mitigates this risk by keeping these deposits at major financial institutions.

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

The fair value of the Company’s financial instruments are as follows (the Company had no marketable securities as of December 31, 2024):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities as of December 31, 2023	$385	$-	$-

Impairment of Long-Lived Assets

The Company reviews and evaluates its long-lived assets and Kinetic Separation technology for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected uranium prices (considering current and historical prices, trends, and related factors), production levels, operating costs of production, and capital, restoration and reclamation costs, based upon the projected remaining future uranium production from each project. The Company’s long-lived assets (which principally include its mineral assets and Kinetic Separation intellectual property) were acquired during the end of 2014 and in 2015 in arms-length transactions. During the year ended December 31, 2024, the Company acquired a parcel of land upon which it intends to develop and construct a facility for the processing of mineral resources (see Note 4). As of December 31, 2024, the Company evaluated the total estimated future cash flows on an undiscounted basis for its mineral properties and Kinetic Separation intellectual property and determined that no impairment was deemed to exist. Estimates and assumptions used to assess recoverability of the Company’s long-lived assets and to measure fair value of the Company’s uranium properties are subject to risk uncertainty. Changes in these estimates and assumptions could result in the impairment of the Company’s long-lived assets. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is more than 50 percent likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2024 and 2023, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2024 and 2023. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals, or material deviations from its position.

The Company has identified its federal Canadian and United States tax jurisdictions and its state tax jurisdictions in Colorado and Utah as its “major” tax jurisdictions, and such returns for the years 2018 through 2023 remain subject to examination.

Asset Retirement Obligations

Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining.

When an asset will require future reclamation and remediation costs, which include extraction equipment removal and environmental remediation, an ARO is accrued at the end of each period based on management’s best estimate of the costs expected to be incurred for each project. Such estimates are determined by the Company’s engineering studies which consider the costs of future surface and groundwater activities, current regulations, actual expenses incurred, and technology and industry standards.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Asset Retirement Obligations, continued

In accordance with the FASB ASC 410, Asset Retirement and Environmental Obligations, the Company capitalizes the measured fair value of asset retirement obligations to mineral properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. The asset retirement obligations are accreted to an undiscounted value until the time at which they are expected to be settled. The accretion expense is charged to earnings and the actual retirement costs are recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

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

Stock-Based Compensation

The Company follows the FASB ASC 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the fair value of the stock or the fair value of the service, whichever is more readily measurable. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards. The fair value is charged to earnings depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to the Company. The Company expenses the grant date fair value over the period for which it is expected to be earned. For employees and consultants, this is typically considered to be the vesting period of the award.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of net loss per share for each of the years ended December 31, 2024 and 2023 is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2024	2023
Warrants to purchase common shares	9,718,345	10,804,539
Options to purchase common shares	5,723,336	4,917,666
Total potentially dilutive securities	15,441,681	15,722,205

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances the disclosures required for reportable segments in annual and interim consolidated financial statements. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended December 31, 2024 retrospectively to all periods presented in the consolidated financial statements. The adoption of this ASU had no impact on reportable segments identified and had no effect on the Company’s consolidated financial position, results of operations, or cash flows. Additional required disclosure has been included within this Note 3, under subsection Segment Information.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Recent Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 – Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The standard is effective for public companies for annual periods beginning after December 15, 2024. Early adoption is available. The Company is still evaluating the full extent of the potential impact of the adoption of ASU 2023-09, but believes it will not have a material impact on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, – Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU requires disclosures about specific types of expenses included in the expense captions presented on the face of the statement of operation as well as disclosures about selling expenses. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company will evaluate the full extent of the potential impact of the adoption of ASU 2024-03, but believes it will not have a material impact on its consolidated financial statements and disclosures.

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY

The Company’s property, plant & equipment and mineral properties, net and kinetic separation intellectual property are:

	Estimated	As of December 31,
	Useful Lives	2024	2023
Mineral properties	N/A	$11,688,841	$11,688,841
Mining equipment	5 years	3,260,879	2,345,055
Vehicles	5 years	1,094,297	549,703
Plant facilities	5 - 10 years	207,490	-
Software	5 years	9,120	-
Construction in progress	N/A	36,343	312,384
Land	N/A	2,334,050	351,957
Total property, plant & equipment and mineral properties		$18,631,020	$15,247,940
Less: accumulated depreciation		928,451	321,651
Property, plant & equipment and mineral properties, net		$17,702,569	$14,926,289
Kinetic separation intellectual property		$9,488,051	$9,488,051

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of December 31, 2024 include: The San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. The Company is obligated to remit a 1.0% royalty based upon the market value of uranium recovered from these mining properties. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of December 31, 2024 include: Hansen, North Hansen and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County, Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, and Wyoming. All of the mining assets represent properties which have previously been mined, to different degrees, for uranium.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY, continued

During the years ended December 31, 2024 and 2023, Western made purchases of $3,395,888 and $2,404,440, to increase the Company’s mining and processing capacities. During the years ended December 31, 2024 and 2023, depreciation expense was $613,610 and $262,832, respectively, which was included in mining expenditures on the Company’s consolidated statements of operations and other comprehensive loss.

Mustang Mineral Mill Site

On October 1, 2024, Western, through its wholly owned subsidiary, Western Utah, executed a binding stock purchase agreement (the “PRC Agreement”) to purchase 100% of the shares of PRC from a private investor group and thereby acquire Mustang, which is a wholly owned subsidiary of PRC. Mustang owns an 880-acre property located in Montrose County, Colorado, where a uranium processing mill was previously licensed but never constructed. The acquisition becomes the second property that Western has acquired, in addition to the Maverick site in Utah. It also becomes part of Western’s plans for developing and licensing one or more uranium and vanadium processing facilities to process production from its resource properties in Colorado and Utah.

The Company assumed an obligation to an unrelated third party to remit a royalty based on the volume of minerals processed through any mineral processing plant located on the property. This transaction was accounted for as the purchase of an asset.

George Glasier, the President, CEO and a director of Western, and his wife Kathleen owned 50% of the shares of PRC and Andrew Wilder, a director of Western, indirectly owned 3% of the shares of PRC, and so the transaction was considered a related party transaction. The Company’s Board of Directors established an independent committee of the Board comprised of directors who were not considered to have an interest in the transaction, and the independent committee oversaw the negotiation and approved the entering into the PRC Agreement on behalf of the Company.

The purchase price consisted of the following components:

Cash paid to sellers, of which $414,584 was paid to George and Kathy Glasier and $24,875 was paid to an affiliate of Andrew Wilder	$829,167
Cash paid to retire the principal and interest on the loan the seller had assumed	1,148,125
Total	$1,977,292

The purchase price was allocated as shown below:

Cash	$8,781
Land	1,982,093
Accrued expenses	(13,582)
Total	$1,977,292

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

During the years ended December 31, 2024 and 2023, the Company recognized aggregate revenue of $183,803 and $431,065, respectively, under these oil and gas lease arrangements.

Asset Retirement Obligations

The Company’s mines are subject to certain AROs, which the Company has recorded as liabilities. The AROs of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of asset retirement obligations are reviewed periodically by the applicable regulatory authorities. The ARO represents the Company’s best estimate of the present value of future costs in connection with the mineral properties.

During the year ended December 31, 2024, in connection with the Company’s San Rafael Mine and Sunday Mine Complex, the Company incurred additional gross and discounted asset retirement obligations of $412,534 and $80,508, respectively. The Company determined the aggregate gross AROs of the mineral properties to be $1,163,978 and $751,444 as of December 31, 2024 and 2023, respectively. The portion of the asset retirement obligations related to the Van 4 Mine, which is in reclamation as of December 31, 2024, and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. During the year ended December 31, 2024, the Company’s internal mining operations team has been performing the Van 4 Mine reclamation work, and the State of Colorado has not yet reduced the associated asset retirement obligation amount.

The Company’s asset retirement obligations are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The asset retirement obligations represent the Company’s estimate of the present value of future reclamation costs, discounted using a credit adjusted risk-free interest rates of 5.4% for the years ended December 31, 2024 and 2023. The net discounted aggregated values as of December 31, 2024 and 2023 were $410,098 and $316,619, respectively. On September 17, 2024 and March 13, 2025, the Company remitted $61,403 and $351,131, respectively in connection with the aforementioned 2024 incremental AROs. Financial warranties to secure AROs as of December 31, 2024 and 2023 were $812,993 and $751,444, respectively.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – PROPERTY, PLANT & EQUIPMENT AND MINERAL PROPERTIES, NET AND KINETIC SEPARATION INTELLECTUAL PROPERTY, CONTINUED

Asset Retirement Obligations, continued

Asset retirement obligation activity consists of:

	For the Years Ended December 31,
	2024	2023
Beginning balance as of January 1	$316,619	$300,276
Adjustment to asset retirement obligations	80,508	4,035
Accretion	12,971	12,308
Ending balance as of December 31	$410,098	$316,619
Less: Asset retirement obligations, current portion	75,057	75,057
Asset retirement obligations, net of current portion	$335,041	$241,562

Topaz Mine Permitting Status

Upon an order from the Mined Land Reclamation Board (“MLRB”) in March 2023, the Topaz Mine was put into reclamation which is scheduled to be completed by March 2028. The Company has been working toward the completion of an updated Topaz Mine Plan of Operations (“Topaz Mine Plan”), which is a separate federal requirement of the U.S. Bureau of Land Management (“BLM”) for the conduct of mining activities on the federal land at the Topaz Mine. This is a prerequisite to re-permit the Topaz Mine with Colorado’s DRMS. In connection with the Topaz Mine Plan, an environmental assessment was prepared by an outside consultant and submitted to the BLM on June 24, 2024. The BLM issued a letter to the Company on August 2, 2024 advising that the application for the Topaz Mine Plan had run past its allowed evaluation period and was cancelled. Pursuant to the Fiscal Responsibility Act of 2023, each permitting project has a one year time limit for the BLM to complete a review. Under the transitional rules, the Topaz project was not eligible for an extension due to its duration. However, the project can be resubmitted and be picked up where it was left off. The re-scoping process will need to be repeated to start the one year time clock. Consultants have completed new work toward gathering additional inputs for the BLM resubmission, but have not yet restarted the BLM clock by making an amended submission.

San Rafael Permitting Status

The San Rafael Uranium Project, located in Emery County, Utah, is being developed as the Company’s second production facility. During the second quarter 2024, Western submitted a Notice of Intent to the BLM that was approved for a mineral and groundwater exploration project. During the third quarter of 2024, Utah’s Division of Oil, Gas & Mining gave its approval of the exploration permit application and the Company posted a $61,403 Financial Guarantee of reclamation costs with the BLM. Following the completion of repairs to access roads, the phase 1 drilling program is eligible to begin. Initially, groundwater monitoring wells will be installed at five drilling locations, reaching depths of approximately 1,000 feet. During the borehole completion process, mineralization will also be assessed and confirmed against historical drill data. This project will provide the baseline data needed for permitting application submission.

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

Kinetic Separation Intellectual Property, continued

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

NOTE 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	As of December 31,
	2024	2023
Trade accounts payable	$515,532	$562,831
Accrued liabilities	156,509	198,292
Total accounts payable and accrued liabilities	$672,041	$761,123

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to ratably receive such dividends, if any, as may be declared by the board of directors, out of legally available funds. Upon the liquidation, dissolution, or winding down of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of December 31, 2024 and 2023, an unlimited number of common shares were authorized for issuance.

Private Placements

On November 20, 2024, the Company closed a private placement of 4,142,906 units at a price of $0.94 (CAD $1.32) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,897,166 (CAD $5,468,636) and proceeds net of issuance costs were $3,546,870 (CAD $4,975,966). Each unit is comprised of one common share of Western and one common share purchase warrant. Each warrant is exercisable into one common share at a price of $1.27 (CAD $1.78) per share for a period of four years following the closing date of the private placement.

On December 12, 2023, the Company closed a non-brokered private placement of 5,215,828 units at a price of $1.02 (CAD $1.39) per unit. The aggregate gross proceeds raised in the private placement amounted to $5,324,989 (CAD $7,250,000) and proceeds net of issuance costs amounted to $4,836,867 (CAD $6,588,089). Each unit consisted of one common share plus one half of one warrant. Each warrant is exercisable into one share at a price of $1.38 (CAD $1.88) per common share for a period of four years following the closing date of the private placement. A total of 5,215,828 common shares and warrants to purchase 2,607,913 common shares were issued to investors in connection with the private placement.

Warrant Exercises

During the years ended December 31, 2024 and 2023, an aggregate of 5,198,540 and 1,165,450 warrants were exercised for total proceeds of $4,605,458 (CAD $6,238,248) and $1,004,044 (CAD $1,358,565), respectively.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Warrant Modification

On November 28, 2024, The Company’s Board approved amendments to extend the term and reduce the exercise price of 2,868,541 previously issued common share purchase warrants. These warrants, originally issued during December 2021 and January 2022, had initial exercise prices of $1.94 (CAD $2.50) and $2.00 (CAD $2.50) per share, respectively, and were set to expire three years post-issuance. Effective November 28, 2024, the term was extended to January 20, 2026, a date that is less than five years since the original date of issuance. Effective February 27, 2025 the exercise price was reduced to $1.39 (CAD $2.00), the date upon which the Canadian Securities Exchange (CSE) accepted the warrant repricing and the amended Form 13 filing was approved for filing. During the year ended December 31, 2024, the Company recorded an incremental fair value of $184,308 arising from the extension of the term. On February 27, 2025, the Company recorded an incremental fair value of $104,840 for the modification of the exercise price. The cost of the warrant modifications was accounted for as a cost of raising capital. This modification was granted to facilitate the raising of additional equity capital by extending the exercise period and lowering the exercise price, thereby providing warrant investors with more time and incentive to exercise their warrants.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of December 31, 2024, a total of 59,382,696 common shares were outstanding. As of December 31, 2024, the maximum number of stock options eligible to be issued under the Plan would be 5,938,269 and net of 5,723,336 options outstanding as of December 31, 2024, there remain 214,933 stock options available to be issued under the Plan.

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

Stock Options

On December 20, 2023, the Board of Directors granted options under the Plan for the purchase of an aggregate of 1,525,000 common shares to individuals consisting of directors and officers of the Company. Each of these options have a term which ends five years from the vesting date, an exercise price of $1.20 (CAD $1.60 as of December 31, 2023) and vest equally in thirds on January 31, 2024, July 31, 2024 and January 31, 2025.

On July 14, 2024, the Board of Directors granted an option under the Plan for the purchase of an aggregate of 100,000 common shares to a director of the Company. This option has a term which ends five years from the vesting date, an exercise price of $1.47 (CAD $2.00 as of July 14, 2024) and vests one half on each of July 31, 2024 and January 31, 2025.

On November 24, 2024, the Board of Directors granted options under the Plan for the purchase of an aggregate of 1,375,000 common shares to individuals consisting of directors and officers of the Company. Each of these options have a term which ends five years from the vesting date, an exercise price of $0.94 (CAD $1.32 as of November 29, 2024) and vest equally in thirds on January 31, 2025, July 31, 2025 and January 31, 2026.

During the year ended December 31, 2023, the Company issued 18,246 common shares pursuant to the cashless exercise of an option to purchase 50,000 common shares with an exercise price of $0.75 (CAD $1.00 as of December 31, 2023).

During the year ended December 31, 2024, the Company issued 39,161 common shares pursuant to the cashless exercise of an option to purchase 166,664 common shares with an exercise price $0.79 (CAD $1.03).

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options, continued

The Company utilized the Black-Scholes option pricing model to determine the fair value of this grant, using the assumptions as outlined below:

For the years ended
	December 31, 2024	December 31, 2023
Stock Price	CAD $1.29 – $2.00	CAD $1.56
Exercise Price	CAD $1.32 – $2.00	CAD $1.60
Dividend Yield	0%	0%
Expected Volatility	75% - 88%	90.9% - 96.1%
Weighted Average Risk-Free Interest Rate	4.31%	4.06%
Expected life (in years)	2.55 – 3.69	2.62 – 3.62

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding – January 1, 2024	4,917,666	$1.22	3.85	$214,875
Granted	1,475,000	0.98
Forfeited and expired	(502,666)	1.50
Exercised	(166,664)	0.79
Outstanding – December 31, 2024	5,723,336	$1.14	3.80	$-
Exercisable – December 31, 2024	3,823,328	$1.20	2.98	$-

The Company’s stock-based compensation expense (net of the effect of forfeitures) related to stock options for the year ended December 31, 2024 was $1,142,541 of which $251,557 and $890,984 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense related to stock options for the year ended December 31, 2023 was $429,429, of which $78,874 and $350,555 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s consolidated statements of operations and other comprehensive loss. As of December 31, 2024, there was approximately $597,448 of unrecognized share-based compensation for unvested stock options, which is expected to be recognized over a weighted average period of 0.44 years.

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value

Outstanding – January 1, 2024	10,804,539	$1.30	1.31	$1,576,511
Issued	4,142,906	1.27
Exercised	(5,198,540)	0.95
Expired/Forfeited	(30,560)	1.06
Outstanding – December 31, 2024	9,718,345	$1.52	2.76	$-
Exercisable – December 31, 2024	9,718,345	$1.52	2.76	$-

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 7 – Mining Expenditures

	For the Years Ended December 31,
	2024	2023
Mining costs	$2,668,625	$1,453,063
Permits	125,434	107,989
Labor and related benefits	2,486,443	1,383,074
Royalties	4,638	7,453
Total mining expenses	$5,285,140	$2,951,579

Joint Venture

During February 2024, PRM entered into a joint venture agreement with Rimrock Exploration and Development Inc. (“Rimrock”) to explore, develop and mine (the “Mining Operations”) certain uranium and vanadium permitted mines and mining claims located in Colorado and owned by Rimrock (the “JV”). Pursuant to the terms of the JV, Rimrock contributed certain assets into the JV and PRM contributed $200,000 (the “Initial Contribution”) to be used to fund the Mining Operations. Thereafter, each party will own a 50% interest in the assets of the JV. During the initial phase of the JV, Rimrock will be the operator and the permits and licenses for the operator will remain in the name of Rimrock. The JV intends to sell the mined material to the Company under terms to be determined. During the term of the JV, PRM will pay the costs of the Mining Operations and will be entitled to recover 50% of such costs subsequent to the contribution of the full amount of the Initial Contribution. The JV will fund the recovery payments to be made to PRM from the proceeds of the sale of mined material. During the year ended December 31, 2024, PRM funded an aggregate of $235,210 (inclusive of funding the Initial Contribution) to the JV, which was expensed to mining expenditures within the consolidated statements of operations and other comprehensive loss and reflected within mining cost in the table above. The Company has completed its earn-in through the Initial Contribution and now owns a 50% interest in the assets of the JV.

NOTE 8 – Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $309,138 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. The Company assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $309,138 and $340,650 as of December 31, 2024 and 2023, respectively.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. The Company incurred rent expense of $106,500 and $71,700 in connection with these arrangements for the years ended December 31, 2024 and 2023, respectively.

The Company is obligated to pay Mr. Glasier for reimbursable expenses in the amount of $83,554 and $84,040, included within accounts payable and accrued liabilities, as of December 31, 2024 and 2023, respectively.

During the years ended December 31, 2024 and 2023, the Company purchased approximately $9,000 and $25,800 of mining related equipment from Silver Hawk Ltd, respectively.

See Note 4 – Property, Plant & Equipment and Mineral Properties, Net and Kinetic Separation Intellectual Property.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 9 – Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryovers	$8,493,862	$6,985,894
Marketable securities	-	13,646
Amortization capitalized cost	1,446,396	925,249
Stock-based compensation	778,953	-
Unrealized foreign exchange	106,996	20,192
Accretion expense	12,623	9,899
Charitable contributions	1,784	-
Deferred tax assets, gross	10,840,614	7,954,880

Less: valuation allowance	(8,336,707)	(5,602,952)
Deferred tax assets, net	2,503,907	2,351,928

Deferred tax liabilities:
Property and equipment	(4,777,770)	(4,758,757)
Amortization annual expense	(435,024)	(302,058)

Deferred tax liabilities, net	$(2,708,887)	$(2,708,887)

The change in the Company’s valuation allowance is as follows:

	For the Years Ended December 31,
	2024	2023
Beginning of year	$5,602,952	$3,688,584
Increase in valuation allowance	2,733,755	1,914,368
End of year	$8,336,707	$5,602,952

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory federal income tax rate to income from operations before the provision for income taxes is as follows:

	For the Years Ended December 31,
	2024	2023
U.S. federal statutory rate	(21.0)%	(21.0)%
State and foreign taxes	-%	-%
Permanent differences
Stock-based compensation	-%	1.9%
Other	0.1%	-%
True-up to prior years return	(5.7)%	(24.4)%
Valuation allowance	26.6%	40.3%
Other	-%	3.2%
Effective income tax rate	-%	-%

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 9 – Income Taxes, Continued

The Company has net operating loss carryovers of approximately $26,092,449 for federal and state income tax purposes and net operating loss carryovers of $14,354,511 for Canadian provincial tax purposes which begin to expire in 2026. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company.

Based on losses from inception, the Company determined that as of December 31, 2024 it is more likely than not that the Company will not realize benefits from the deferred tax assets. The Company does not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a deferred tax asset valuation allowance of $8,336,707 and $5,602,952 was required as of December 31, 2024 and 2023, respectively.

Internal Revenue Code (“IRC”) Section 382 imposes limitations on the use of net operating loss carryovers when the share ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis over a period of three years by more than 50 percentage points. Management cannot control any ownership changes that occur. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. The Company has not performed an analysis to determine whether or not such has occurred during either of the years ended December 31, 2024 and 2023. If such ownership change under IRC section 382 had occurred, such change would substantially limit the Company’s ability to utilize its net operating loss carryforwards in the future.

NOTE 10 – FINANCIAL INSTRUMENTS

Fair Values

The Company’s financial instruments consist of cash and cash equivalents, restricted cash - current, accounts payable and accrued liabilities. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s financial instruments also incorporate marketable securities that are adjusted to fair value at each balance sheet date based on quoted prices which are considered level 1 inputs. The reclamation deposits, which are reflected in restricted cash on the consolidated balance sheets, are deposits mainly invested in interest bearing certificates of deposit at major financial institutions, and their fair values are estimated to approximate their carrying values. There were no transfers of financial instruments between Levels 1, 2, and 3 during the years ended December 31, 2024 and 2023.

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

(Stated in USD)

NOTE 10 – FINANCIAL INSTRUMENTS, CONTINUED

Concentration of Credit Risk

Concentration of credit risk is the risk of loss in the event that certain counterparties are unable to fulfil their obligations to the Company. The Company limits its exposure to credit loss on its cash and restricted cash by placing its cash with high credit quality financial institutions.

Liquidity Risk

Liquidity risk is the risk that the Company’s consolidated cash flows from operations will not be sufficient for the Company to continue operating and discharge is liabilities. The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to obtain financing, either in the form of debt or equity, or achieve profitable operations in order to satisfy its liabilities as they come due. As of December 31, 2024, the Company had working capital of $5,240,584 and cash and cash equivalents of $5,482,631.

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

NOTE 11 – Subsequent event

Ore Purchase Agreement

On April 8, 2025, PRM entered into an Ore Purchase Agreement (the “Ore Purchase Agreement”) with subsidiaries of Energy Fuels Inc. (“Purchaser”). The Ore Purchase Agreement is for a one year period and provides for the delivery of up to 25,000 short tons of uranium bearing ore to the White Mesa Mill in Blanding, Utah. PRM shall make deliveries at its own cost and the purchase price per ton will be based upon the average grade of uranium of each lot, and other qualifying conditions. Within 30 days after each lot is closed, Purchaser shall pay to PRM an 85% provisional payment calculated based upon the sampled grade and an agreed upon pricing schedule. Within 30 days after each lot is fed to processing, the Purchaser shall pay to PRM a final settlement payment calculated based upon the assayed grade and the agreed upon pricing schedule, net of a royalty, pursuant to a previously existing royalty agreement with the Purchaser.