Form 10-Q
period 2025-03-31
Western Uranium & Vanadium Corp.
filed 2025-05-13
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 9, 2025, 59,386,546 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in USD)

(Unaudited)

	As of
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,772,198	$5,482,631
Restricted cash, current portion	75,057	75,057
Prepaid expenses	287,056	352,058
Other current assets	108,031	77,936
Total current assets	3,242,342	5,987,682

Restricted cash, net of current portion	1,089,140	737,936
Property, plant & equipment and mineral properties, net	17,672,693	17,702,569
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$31,492,226	$33,916,238

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$612,533	$672,041
Asset retirement obligations, current portion	75,057	75,057
Total current liabilities	687,590	747,098

Asset retirement obligations, net of current portion	340,425	335,041
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	312,343	309,138

Total liabilities	4,049,245	4,100,164

Commitments and Contingencies (Note 4)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 59,386,852 and 59,383,002 shares issued as of March 31, 2025 and December 31, 2024, respectively, and 59,386,546 and 59,382,696 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	59,259,696	58,979,839
Treasury shares, 306 shares held in treasury as of March 31, 2025 and December 31, 2024	-	-
Accumulated deficit	(31,567,509)	(28,929,894)
Accumulated other comprehensive loss	(249,206)	(233,871)
Total shareholders’ equity	27,442,981	29,816,074
Total liabilities and shareholders’ equity	$31,492,226	$33,916,238

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Revenues	$41,221	$54,273

Expenses
Mining expenditures	1,691,149	1,308,879
Professional fees	171,620	112,690
General and administrative	732,078	966,245
Consulting fees	115,148	193,426
Total operating expenses	2,709,995	2,581,240

Operating loss	(2,668,774)	(2,526,967)

Interest income, net	31,159	50,079

Net loss	(2,637,615)	(2,476,888)

Other comprehensive (loss) income
Foreign currency translation adjustment	(15,335)	(142,359)

Comprehensive loss	$(2,652,950)	$(2,619,247)

Net loss per share - basic and diluted	$(0.04)	$(0.05)

Weighted average shares outstanding - basic and diluted	59,385,248	52,539,766

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

(Unaudited)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Total

Balance as of January 1, 2025	59,382,696	$58,979,839	306	$-	$(28,929,894)	$(233,871)	$29,816,074

Cashless exercise of stock options	3,850	-	-	-	-	-	-
Stock based compensation - stock options	-	279,857	-	-	-	-	279,857
Foreign currency translation adjustment	-	-	-	-	-	(15,335)	(15,335)
Net loss	-	-	-	-	(2,637,615)	-	(2,637,615)
Balance as of March 31, 2025	59,386,546	$59,259,696	306	$-	$(31,567,509)	$(249,206)	$27,442,981

Balance as of January 1, 2024	50,002,089	$49,661,910	306	$-	$(18,817,857)	$(74,009)	$30,770,044

Proceeds from the exercise of warrants	5,198,540	4,605,458	-	-	-	-	4,605,458
Cashless exercise of stock options	22,484	-	-	-	-	-	-
Stock based compensation - stock options	-	522,862	-	-	-	-	522,862
Foreign currency translation adjustment	-	-	-	-	-	(142,359)	(142,359)
Net loss	-	-	-	-	(2,476,888)	-	(2,476,888)
Balance as of March 31, 2024	55,223,113	$54,790,230	306	$-	$(21,294,745)	$(216,368)	$33,279,117

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows Used In Operating Activities:
Net loss	$(2,637,615)	$(2,476,888)
Reconciliation of net loss to cash used in operating activities:
Depreciation	196,383	113,319
Accretion of asset retirement obligations	4,237	2,995
Stock-based compensation	271,138	516,515
Change in marketable securities	-	(181)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	34,907	128,487
Accounts payable and accrued liabilities	(59,508)	(26,868)
Asset retirement obligations	1,147	-
Contingent consideration	3,205	(14,850)
Net cash used in operating activities	(2,186,106)	(1,757,471)

Cash Flows Used In Investing Activities
Purchase of property, plant & equipment and mineral properties	(166,507)	(403,369)
Net cash used in investing activities	(166,507)	(403,369)

Cash Flows Provided By Financing Activities
Proceeds from warrant exercises	-	4,605,458
Net cash provided by financing activities	-	4,605,458

Effect of foreign exchange rate on cash	(6,616)	(136,012)

Net decrease in cash and cash equivalents and restricted cash	(2,359,229)	2,308,606

Cash and cash equivalents and restricted cash - beginning	6,295,624	9,969,029

Cash and cash equivalents and restricted cash - ending	$3,936,395	$12,277,635

Cash and cash equivalents	$2,772,198	$11,526,118
Restricted cash, current portion	75,057	75,075
Restricted cash, noncurrent	1,089,140	676,442
Total cash and cash equivalents and restricted cash	$3,936,395	$12,277,635

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 2 – Liquidity and going concern

With the exception of the quarter ended June 30, 2022, the Company has incurred losses from its operations. During the three months ended March 31, 2025, the Company generated a net loss of $2,637,615. The Company expects to generate operating losses for the foreseeable future as it incurs expenses to bring its mineral processing facilities online and further expands its mining operations. As of March 31, 2025, the Company had an accumulated deficit of $31,567,509 and working capital of $2,554,752.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the United States Securities and Exchange Commission (the “SEC”), on April 15, 2025. Except as reflected below, there were no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K. Reflected in this note are updates to accounting policies, including the impact of the adoption of new policies.

Basis of Presentation and Principles of Consolidation

The accompanying condensed interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. However, in the opinion of management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these condensed interim consolidated financial statements. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2024, as filed with the SEC on April 15, 2025. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 notwithstanding its foreign private issuer status. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2025.

The accompanying condensed interim consolidated financial statements include the accounts of Western and its wholly-owned subsidiaries, Western Uranium Corporation (Utah) (“Western Utah”), PRM, Black Range, Black Range Copper Inc., Ranger Resources Inc., Black Range Minerals Inc., Black Range Minerals Colorado LLC, Black Range Minerals Wyoming LLC, Haggerty Resources LLC, Ranger Alaska LLC, Black Range Minerals Utah LLC, Black Range Minerals Ablation Holdings Inc., Black Range Development Utah LLC, Maverick Strategic Minerals Corp (“Maverick”), Pinon Ridge Corporation (“PRC”) and Mustang Mineral Processing Inc. (“Mustang”). All inter-company transactions and balances have been eliminated upon consolidation.

The Company has established the existence of mineralized materials for certain uranium projects. The Company has not established proven or probable reserves, as defined by the SEC, through the completion of a “final” or “bankable” feasibility study for any of its uranium projects.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, CONTINUED

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of net loss per share for each of the three months ended March 31, 2025 and 2024 is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2025	2024
Warrants to purchase common shares	9,619,360	5,578,739
Options to purchase common shares	5,556,671	4,548,334
Total potentially dilutive securities	15,176,031	10,127,073

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09 – Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The standard is effective for public companies for annual periods beginning after December 15, 2024. The Company adopted this standard as of January 1, 2025, which will result in additional disclosures in the notes to the Company’s consolidated financial statements.

Recent Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, – Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU requires disclosures about specific types of expenses included in the expense captions presented on the face of the statement of operation as well as disclosures about selling expenses. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company will evaluate the full extent of the potential impact of the adoption of ASU 2024-03, but believes it will not have a material impact on its condensed interim consolidated financial statements and disclosures.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY

The Company’s property, plant & equipment and mineral properties, net and kinetic separation intellectual property are:

	Estimated Useful Lives	As of March 31, 2025	As of December 31, 2024
Mineral properties	N/A	$11,688,841	$11,688,841
Mining equipment	5 years	3,378,869	3,260,879
Vehicles	5 years	1,094,297	1,094,297
Plant facilities	5 - 10 years	281,959	207,490
Software	5 years	9,120	9,120
Construction in progress	N/A	10,460	36,343
Land	N/A	2,334,050	2,334,050
Total property, plant & equipment and mineral properties		$18,797,596	$18,631,020
Less: accumulated depreciation		1,124,903	928,451
Property, plant & equipment and mineral properties, net		$17,672,693	$17,702,569
Kinetic separation intellectual property		$9,488,051	$9,488,051

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of March 31, 2025 include: The San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. The Company is obligated to remit a 1.0% royalty based upon the market value of uranium recovered from these mining properties. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of March 31, 2025 include: Hansen, North Hansen and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County, Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, and Wyoming. All of the mining assets represent properties which have previously been mined, to different degrees, for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

During the three months ended March 31, 2025 and 2024, Western made purchases of $166,507 and $403,369, to increase the Company’s mining and processing capacities. During the three months ended March 31, 2025, depreciation expense was $196,383, of which $195,976 was included in mining expenditures and $407 was included in general and administrative on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. During the three months ended March 31, 2024, depreciation expense was $113,319, which was included in mining expenditures on the Company’s condensed interim consolidated statements of operations and other comprehensive loss.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY, continued

Oil and Gas Lease and Easement

In 2017, the Company entered into an oil and gas lease that became effective with respect to minerals and mineral rights owned by the Company on approximately 160 surface acres of the Company’s property in Colorado. As consideration for entering into the lease, the lessee has agreed to pay the Company a royalty from the lessee’s revenue attributed to oil and gas produced, saved, and sold attributable to the net mineral interest. The Company has also received cash payments from the lessee related to the easement that the Company is recognizing incrementally over the eight year term of the easement. As of March 31, 2025, all sixteen (16) wells remain in production and monthly royalty payments will be ongoing in perpetuity as long as oil and/or gas are produced from the pooled unit containing these sixteen (16) wells.

During the three months ended March 31, 2025 and 2024, the Company recognized aggregate revenue of $41,221 and $54,273, respectively, under these oil and gas lease arrangements.

Asset Retirement Obligations

The Company’s mines are subject to certain asset retirement obligations (“AROs”), which the Company has recorded as liabilities. The AROs of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of asset retirement obligations are reviewed periodically by the applicable regulatory authorities. The ARO represents the Company’s best estimate of the present value of future costs in connection with the mineral properties.

The Company determined the aggregate gross AROs of the mineral properties to be $1,163,157 and $1,163,978 as of March 31, 2025 and December 31, 2024, respectively. The portion of the asset retirement obligations related to the Van 4 Mine, which is in reclamation as of March 31, 2025, and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. During the three months ended March 31, 2025, the Company’s internal mining operations team has been performing the Van 4 Mine reclamation work, and the State of Colorado has not yet reduced the associated asset retirement obligation amount.

The Company’s asset retirement obligations are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The asset retirement obligations represent the Company’s estimate of the present value of future reclamation costs, discounted using a credit adjusted risk-free interest rate of 5.4% as of March 31, 2025 and December 31, 2024. The net discounted aggregated values as of March 31, 2025 and December 31, 2024 were $415,482 and $410,098, respectively. On March 13, 2025, the Company remitted $351,131 in connection with the reevaluation of reclamation costs for existing mining properties. Financial warranties to secure AROs as of March 31, 2025 and December 31, 2024 were $1,163,157 and $812,993, respectively.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY, continued

Asset Retirement Obligations, continued

Asset retirement obligation activity consists of:

	For the Three Months Ended March 31,
	2025	2024
Beginning balance as of January 1	$410,098	$316,619
Adjustment to asset retirement obligations	1,147	-
Accretion	4,237	2,995
Ending balance as of March 31	$415,482	$319,614
Less: Asset retirement obligations, current portion	75,057	75,057
Asset retirement obligations, net of current portion	$340,425	$244,557

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

NOTE 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	As of
	March 31, 2025	December 31, 2024
Trade accounts payable	$400,361	$515,532
Accrued liabilities	212,172	156,509
Total accounts payable and accrued liabilities	$612,533	$672,041

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to ratably receive such dividends, if any, as may be declared by the board of directors, out of legally available funds. Upon the liquidation, dissolution, or winding down of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of March 31, 2025 and December 31, 2024, an unlimited number of common shares were authorized for issuance.

Warrant Exercises

There were no warrant exercises during the three months ended March 31, 2025. During the three months ended March 31, 2024, an aggregate of 5,198,540 warrants were exercised for total proceeds of $4,605,458 (CAD $6,238,248).

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of March 31, 2025, a total of 59,386,546 common shares were outstanding. As of March 31, 2025, the maximum number of stock options eligible to be issued under the Plan would be 5,938,654 and net of 5,556,671 options outstanding as of March 31, 2025, there remain 381,983 stock options available to be issued under the Plan.

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

Stock Options

There were no stock options granted during the three months ended March 31, 2025 and 2024.

During the three months ended March 31, 2025, the Company issued 3,850 common shares pursuant to the cashless exercise of options to purchase 83,332 common shares with an exercise price of $0.79 (CAD $1.03).

During the three-months ended March 31, 2024, the Company issued 22,484 common shares pursuant to the cashless exercise of options to purchase 41,666 common shares with an exercise price of $0.79 (CAD $1.03).

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options, continued

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding – January 1, 2025	5,723,336	$1.14	3.80	$-
Granted	-	-
Forfeited and expired	(83,333)	0.79
Exercised	(83,332)	0.79
Outstanding – March 31, 2025	5,556,671	$1.15	3.66	$25,515
Exercisable – March 31, 2025	4,639,998	$1.19	3.28	$25,515

The Company’s stock-based compensation expense (net of the effect of forfeitures) related to stock options for the three months ended March 31, 2025 was $271,138 of which $54,242 and $216,896 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense related to stock options for the three months ended March 31, 2024 was $516,515, of which $143,946 and $372,569 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. As of March 31, 2025, there was approximately $298,881 of unrecognized share-based compensation for unvested stock options, which is expected to be recognized over a weighted average period of 0.59 years.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value

Outstanding – January 1, 2025	9,718,345	$1.52	2.76	$-
Issued	-	-
Exercised	-	-
Expired/Forfeited	(98,985)	2.00
Outstanding – March 31, 2025	9,619,360	$1.33	2.54	$-
Exercisable – March 31, 2025	9,619,360	$1.33	2.54	$-

Note 7 – Mining Expenditures

	For the Three Months Ended March 31,
	2025	2024
Mining costs	$763,940	$620,017
Permits	34,160	26,099
Labor and related benefits	893,049	662,763
Total mining expenses	$1,691,149	$1,308,879

Joint Venture

During February 2024, PRM entered into a joint venture agreement with Rimrock Exploration and Development Inc. (“Rimrock”) to explore, develop and mine (the “Mining Operations”) certain uranium and vanadium permitted mines and mining claims located in Colorado and owned by Rimrock (the “JV”). Pursuant to the terms of the JV, Rimrock contributed certain assets into the JV and PRM contributed $200,000 (the “Initial Contribution”) to be used to fund the Mining Operations. Thereafter, each party will own a 50% interest in the assets of the JV. During the initial phase of the JV, Rimrock will be the operator and the permits and licenses for the operator will remain in the name of Rimrock. The JV intends to sell the mined material to the Company under terms to be determined. During the term of the JV, PRM will pay the costs of the Mining Operations and will be entitled to recover 50% of such costs subsequent to the contribution of the full amount of the Initial Contribution. The JV will fund the recovery payments to be made to PRM from the proceeds of the sale of mined material. During the three months ended March 31, 2025 and 2024, PRM funded an aggregate of $395 and $50,000, respectively (inclusive of funding the Initial Contribution) to the JV, which was expensed to mining expenditures within the condensed interim consolidated statements of operations and other comprehensive loss and reflected within mining cost in the table above. The Company has completed its earn-in through the Initial Contribution and now owns a 50% interest in the assets of the JV.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 8 – Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $312,343 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. The Company assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $312,343 and $309,138 as of March 31, 2025 and December 31, 2024, respectively.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. The Company incurred rent expense of $26,325 and $23,525 in connection with these arrangements for the three months ended March 31, 2025 and 2024, respectively.

The Company is obligated to pay Mr. Glasier for reimbursable expenses in the amount of $18,067 and $83,554, included within accounts payable and accrued liabilities, as of March 31, 2025 and December 31, 2024, respectively.

NOTE 9 – Subsequent event

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

Recent Developments

Ore Purchase Agreement

On April 8, 2025, PRM entered into an Ore Purchase Agreement (the “Ore Purchase Agreement”) with subsidiaries of Energy Fuels Inc. (“Purchaser”). The Ore Purchase Agreement is for a one year period and provides for the delivery of up to 25,000 short tons of uranium bearing ore to the White Mesa Mill in Blanding, Utah. PRM shall make deliveries at its own cost and the purchase price per ton will be based upon the average grade of uranium within each lot, and other qualifying conditions. Within 30 days after each lot is closed, the Purchaser shall pay to PRM an 85% provisional payment calculated based upon the sampled grade and an agreed upon pricing schedule. Within 30 days after each lot is fed to processing, the Purchaser shall pay to PRM a final settlement payment calculated based upon the assayed grade and the agreed upon pricing schedule, net of a royalty, pursuant to a previously existing royalty agreement with the Purchaser. During April and May of 2025, the Company focused on the operational preparations required to commence ore deliveries. During this period, an additional ore pad was constructed, equipment and vehicles were prepared and new equipment was purchased. As Western is planning to make deliveries with its own trucks and drivers, there were logistical, transportation, permitting, regulatory, insurance and driver qualification matters to finalize. In preparation for transport, significant quantities from the underground stockpiles have been hauled to the Sunday Mine Complex ore pads.

Sunday Mine Complex Project Update

In response to elevated uranium prices during early 2024, Western spent 2024 ramping up operations to achieve its annualized production target of 1 million pounds of uranium and 6 million pounds of vanadium. Following the expansion of infrastructure deeper into the West Sunday Mine, the mining teams commenced driving a drift to the Leonard & Clark deposit and the drilling teams continued to define additional mining areas utilizing underground horizontal drilling. During the third quarter of 2024, the operations team moved to an area of the Sunday Mine where the last operator ceased production. Existing underground workings were rehabilitated and utilities were installed in a large stope area close to the former production face.

With the recent decline in uranium prices, there has been a corresponding reduction in mining operations in 2025. The development of the Sunday Mine Complex will be the secondary focus during 2025 as the mining team will be alternating between mine development and hauling / delivery activities related to the Ore Purchase Agreement. In the first quarter of 2025, the extension of the GMG deposit secondary escape has been the main underground project.

Mustang Mineral Processing Plant

Our current plans call for the permitting and construction of a mineral processing plant at this newly acquired site in Colorado. Western expects to benefit from the prior site owner’s completion of all phases of licensing and permitting of their Pinon Ridge Mill project. The Company’s plans are to develop its initial mill at the Colorado location, which is much closer to the Sunday Mine Complex. This mill is expected to have a cost of approximately $75 million. This facility will be designed to recover uranium and vanadium both from conventional materials mined from Company mines and materials produced by other mining companies. The processing plant will utilize the latest processing technology, including Western’s patented Kinetic Separation process. These technology advancements will result in lower overall capital and processing costs. After permitting and construction, and subject to available financing, the processing of uranium and vanadium materials is targeted to commence in 2029. Site improvements were made as monitoring equipment and infrastructure were installed and the existing roads were graded. Air and water baseline data was collected for the full first quarter 2025. Western is working to verify that the original data collected by the prior owners is consistent with the data collected by Western beginning in the first quarter of 2025. A minimum of two to three quarters of data collections will be needed to make that comparison. Both datasets will be utilized for a projected 2026 licensing application submission.

Mustang Mineral Mill Site Acquisition

On October 1, 2024, Western, through its wholly owned subsidiary, Western Utah, executed a binding stock purchase agreement to purchase 100% of the shares of PRC from a private investor group and thereby acquire Mustang, which is a wholly owned subsidiary of PRC. Mustang owns an 880-acre property located in Montrose County, Colorado, where a uranium processing mill was previously licensed but never constructed. The transaction was accounted for as a purchase of an asset. The Company assumed an obligation to an unrelated third party to remit a royalty based on the volume of minerals processed through any mineral processing plant located on the property.

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

San Rafael

The San Rafael Uranium Project, located in Emery County, Utah, is being developed as the Company's second production facility. During the second quarter 2024, Western submitted a Notice of Intent to the U.S. Bureau of Land Management (“BLM”) that was approved for a mineral and groundwater exploration project. During the third quarter of 2024, Utah’s Division of Oil, Gas & Mining gave its approval of the exploration permit application and the Company posted a $60,300 financial guarantee of reclamation costs with the BLM. Currently all permits have been received that are needed for the drilling of monitor wells, and sinking of a mine shaft. When site work commences, following the completion of repairs to access roads, the phase 1 drilling program can begin. Initially, groundwater monitoring wells will be installed at five drilling locations, reaching depths of approximately 1,000 feet. During the borehole completion process, mineralization will also be assessed and confirmed against historical drill data. This project will provide the baseline data needed for permitting application submission. This project is currently on hold as our mining staff is focused on activities related to the Ore Purchase Agreement and mining operations at the Sunday Mine Complex.

Maverick Minerals Processing Plant

The development of the Maverick Minerals Processing Plant in Green River, Utah, has advanced since the land package acquisition was completed in 2023. Subsequently, a full team of consulting firms was chosen and engaged for their expertise in engineering / mill design, permit preparation, environmental, hydrology, and air quality. The project design and permitting activities include site evaluation work, compilation of a preliminary plant and property site plan, baseline data collection, plant and animal studies and a cultural survey. Additional consulting commitments were made to advance the licensing and development with Precision Systems Engineering (“PSE”), a leading engineering and design consulting firm headquartered in Sandy, Utah. The next steps were for PSE to complete a preliminary engineering design and cost estimate for a 500 ton per day mill and the installation of monitor wells. However, additional work has been deferred for Western to reassess its design strategy now that it has purchased a previously licensed mill site in Colorado (Mustang Mineral Processing Plant formerly the Pinon Ridge Mill). As processing facility development efforts have been shifted, some of the Maverick site infrastructure has been relocated to the Mustang site and notably the preliminary engineering work is also transferable. The Maverick site is located in close proximity (approximately 4 miles) to the San Rafael Uranium Project, however, it is approximately 170 miles from the Sunday Mine Complex.

Stockpiled Mined Materials Inventory

From December 2021 through March 2022, 3,140 tons of uranium/vanadium material was mined from the Sunday Mine Complex. The mining contractor calculated uranium grades based upon scintillometer sampling of each 10-ton truckload and vanadium quantities were derived by applying the 6:1 historical ratio. The estimated stockpiled inventory is 50,289 pounds of uranium and 301,736 pounds of vanadium. The value of this stockpile is not reflected as an asset on the balance sheet as the costs to produce the stockpiled inventory was expensed in accordance with Regulation SK-1300. The in-house mining team stockpiled limited quantities of additional mined material in 2024. It is Western’s intent to sell a portion of this stockpiled material to Energy Fuels under the Ore Purchase Agreement. In the recent past, during mine development activities, we have attempted to drift around mineralization, leaving the seam faces for quick access during the next period of full production. Each historical work project has yielded underground stockpiles as higher grade material was intersected, and this uranium/vanadium inventory is not included in the pounds of uranium and vanadium quantified above.

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

During the three months ended March 31, 2025 and 2024, we recognized aggregate revenue of $41,221 and $54,273, respectively, under these oil and gas lease arrangements. For the three months ended March 31, 2025, oil and gas royalties declined due to lower volumes attributable to production decline curves.

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

Biden-Harris, Trump 1.0 and Trump 2.0 Administration Initiatives

During the first Trump Administration, the U.S. government focused on market distortions caused by foreign state-owned enterprises and the economic and geopolitical influence lost by allowing Russia and China to take the global lead in nuclear power. In support of the world’s largest civilian nuclear reactor fleet, the U.S. has implemented some of the recommendations of the Nuclear Fuel Working Group which followed the uranium Section 232 investigation. This led to the implementation of the Uranium Reserve Program and the American Assured Fuel Supply program. Subsequently, the Russia/Ukraine war has highlighted the nuclear fuel supply chain risks and the geopolitical risks of dependence on the direct and indirect sourcing of nuclear fuel from state owned enterprises in Russia and former Soviet Union republics.

Upon taking office, the Biden-Harris Administration team immediately rejoined the Paris Climate Accord, reversed a number of pro-fossil fuel energy policies, and gave all agencies climate change initiatives. The Administration worked to advance a national clean energy standard. In August 2022, the Inflation Reduction Act was signed into law authorizing governmental investments of approximately $369 billion in climate and energy, a portion of which would benefit the U.S. domestic nuclear industry and battery technologies.

In November 2024, the United States held a highly contested Presidential election between Republicans (Trump-Vance) and Democrats (Harris-Walz). The Trump-Vance Republican ticket won, returning former President Donald Trump to the Presidency.  Republicans also achieved Congressional majorities in both the Senate and House of Representatives. Nuclear energy now enjoys bipartisan support. However, with the change in Presidential Administrations, the Biden emphasis on climate change and clean energy initiatives was replaced by Trump pro-energy initiatives. In his first day in office, President Trump signed Executive Orders declaring a National Energy Emergency and a U.S. withdrawal from the Paris Climate Agreement for a second time. The new administration is seeking a reduction in the federal government’s size and regulatory power; we believe this is likely to expedite the permitting and development of energy resource projects.

The Trump Administration has put forth multiple measures that are very positive for U.S. domestic energy, mining and Western. On February 14, 2025, President Trump signed an Executive Order creating the National Energy Dominance Council. On March 20, 2025 to boost domestic production of critical minerals and reduce reliance on foreign imports, President Trump signed an Executive Order titled “Immediate Measures to Increase American Mineral Production.” On April 9, 2025, President Trump signed an Executive Order entitled “Zero-based Regulatory Budgeting to Unleash American Energy” to reduce costs on energy production by requiring conditional sunset dates for regulations. Then on April 15, 2025, an Executive Order was released entitled “Ensuring National Security and Economic Resilience through Section 232 Actions on Processed Critical Minerals and Derivative Products”. The Department of the Interior followed on April 23, 2025, by implementing emergency permitting procedures to strengthen domestic energy supply. In April / May 2025, in response to President Trump’s earlier March 20, 2025 Executive Order, the Federal Permitting Improvement Steering Council announced the first two waves of critical mineral production projects selected to benefit from expedited permitting, the second included two uranium projects.

The capital markets have yet to reflect the very positive impact of these pro-energy policies for the uranium mining sector as this has initially been overshadowed by the announcements of U.S. tariffs and reciprocal tariffs on the U.S.’s largest trading partners.

United States Ban of Russian Uranium due to Russian Invasion of Ukraine

In response to Russia’s war in Ukraine, the U.S. legislature passed the Prohibiting Russian Uranium Imports Act (H.R. 1042) to ban Russian uranium imports into the United States. Unanimous passage in April 2024 by the U.S. Senate followed the U.S. House of Representatives’ passage of the bill in December 2023. Subsequently, on May 13, 2024, President Biden signed this legislation into law. The ban became effective 90 days after its enactment on August 11, 2024 and is being phased in under Department of Energy conditional waivers before becoming a complete ban on January 1, 2028. Importantly, the enactment of a Russian ban releases funding to support the American nuclear supply chain. This funding was deployed by the DOE under a new program called the Low-Enriched Uranium (LEU) – Enrichment Acquisition. The United States has the world’s largest civilian nuclear reactor fleet, and it has now taken steps to reduce its reliance on state-sponsored Russian nuclear fuel.

In November 2024, in response to the U.S. ban on Russian uranium imports, Russia imposed a counter restriction on the export of enriched uranium to the United States. This was designed to create maximum uncertainty through its implementation on a shipment-by-shipment basis. Also in December 2024, Russia’s national nuclear company sold a 49% minority stake in a joint venture in a Kazakhstan uranium mine to a Chinese state-owned company. It was reported that this was done due to difficulties selling uranium to European or North American buyers due to sanctions recently imposed upon Russia.

The war in Ukraine is ongoing and it is unclear at this time when and how it will end but the parties have commenced negotiations under the guidance of the Trump Administration. In the early days of the new administration, President Trump appeared to be more open toward Russia’s interests, which caused concern from traditional European allies. Recently, the Trump’s Administration position regarding the war in Ukraine has become more balanced. The earlier embrace of Russia negatively impacted the prices of uranium equities and physical uranium commodities during the first quarter of 2025.

Nuclear Fuel and Uranium Market Conditions

During the three months ended March 31, 2025, the spot uranium price decreased $9 from $73 to ~$64, and then rebounded to the $70 level by mid-May 2025. Notably, over this same three month period, the long-term price was steady at ~$80. However, this follows an extremely strong period in the market where spot uranium prices have reacted to supply/demand constraints and geopolitical risks. Since January 2024 and through April 2025, spot uranium had a slow decline from a high of $100/lb level to the aforementioned levels. There are positive catalysts across multiple levels of the nuclear fuel and uranium markets that. have set in motion uranium market and nuclear fuel opportunities for the next decade and beyond. Underlying fundamentals are the strongest in decades. This is attributable to multiple factors, including climate change, energy security, supply chain and energy scarcity initiatives. The supply/demand imbalance has flipped from a market with excess supply into a market with excess future demand. With the reduced availability of secondary supplies, utilities have begun adding multi-year contracts with mining companies for primary supply. The drivers expanding the demand for nuclear fuel include non-nuclear nations adding nuclear power generation, nuclear nations expanding fleets and/or extending lives of existing reactors, idled nuclear reactors being redeployed, the reversal of phase-outs and shutdowns, and the deployment of advanced reactors / SMRs. However, the challenge is in meeting increasing demand simultaneously with supply constraints from the world’s largest suppliers. We believe uranium equity prices will continue to strengthen and reflect the underlying positive fundamentals in the nuclear/uranium sector. Multiple market analysts have flagged low availability of mobile secondary inventories. We believe the continued draw down of inventories to be a market catalyst for uranium prices.

Positive nuclear energy news has continued to highlight the global growth of future nuclear electricity generation which will drive increased nuclear fuel demand. However, due to the lead time needed for future uranium production, we are entering a phase where the supply-demand fundamentals are in a deep multi-year structural supply deficit. The future is not clear as we believe some miners with available near-term production are waiting for higher price levels and/or project funding before making full start-up commitments. Utilities have also deferred contracting to understand how regulations and geopolitics will modify their future access to Russian uranium, conversion and enrichment services.

In the second quarter of 2024, investors began purchasing nuclear and uranium equities as a means to create long exposure for their positive view on Artificial Intelligence (AI), due to the vast energy requirements of data centers. Recent transactions have been announced as tech giants Microsoft, Amazon, and Google have sought deals to source nuclear power for their data centers from full scale reactors and SMRs. Microsoft most prominently signed an agreement with Constellation Energy to restart a Three Mile Island reactor in Pennsylvania and purchase 100% of the power generated for two decades. Many investors reversed their positions and began to sell these nuclear and uranium equities in the fourth quarter of 2024 and in the first quarter of 2025, and the nuclear and uranium equities that initially benefited saw a price reversal.

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

During October 2023, geopolitical instabilities spread further to the Middle East after a Hamas attack on Israel triggered a counterattack by Israel on the Gaza Strip. The Israel-Hamas hostilities have escalated over the Summer of 2024 and then spread to other countries in the Middle East. At the beginning of 2025, Israel and Hamas agreed to a ceasefire which ended in March 2025; the hostilities resumed in March and it’s not clear when and if the combatants will be able to negotiate a new ceasefire or an end to military actions. This additional hot spot further increases volatility in the world and destabilizes the Middle East region that is highly influential on global energy prices. Recently, India and Pakistan have exchanged small, but escalating strikes against each other’s interests. This is a concern as both countries have nuclear weapons capabilities.

Results of Operations

The following table presents the Company’s financial results for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024

Revenues	$41,221	$54,273

Expenses
Mining expenditures	1,691,149	1,308,879
Professional fees	171,620	112,690
General and administrative	732,078	966,245
Consulting fees	115,148	193,426
Total operating expenses	2,709,995	2,581,240
Operating loss	(2,668,774)	(2,526,967)

Accretion and interest income, net	31,159	50,079

Net loss	(2,637,615)	(2,476,888)

Other comprehensive (loss) income
Foreign currency translation adjustment	(15,335)	(142,359)

Comprehensive loss	$(2,652,950)	$(2,619,247)

Three Months Ended March 31, 2025 as Compared to the Three Months Ended March 31, 2024

Summary:

Our condensed consolidated net loss for the three months ended March 31, 2025 and 2024 was $2,637,615 and $2,476,888, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the three months ended March 31, 2025 and 2024 was $2,652,950 and $2,619,247, respectively.

Revenues

Our revenue for the three months ended March 31, 2025 and 2024 was $41,221 and $54,273, respectively. The decrease in revenues of $13,052, or 24% was primarily related to lower oil and gas well volumes attributable to production decline curves during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 and lower oil prices in the most recent quarter.

Mining Expenditures

Mining expenditures for the three months ended March 31, 2025 were $1,691,149 as compared to $1,308,879 for the three months ended March 31, 2024. The increase in mining expenditures of $382,270, or 29% was principally attributable to scaling up mining activities at the Company’s Sunday Mine Complex which involved the hiring of additional mining personnel, increased mining services and supplies costs, and increased maintenance and depreciation costs for mining equipment placed into service.

Professional Fees

Professional fees for the three months ended March 31, 2025 were $171,620 as compared to $112,690 for the three months ended March 31, 2024. The increase in professional fees of $58,930, or 52% was due to increased accounting and legal costs in connection with growth in our business and mining operations, as well as seasonal increases in our public company compliance costs.

General and Administrative

General and administrative expenses for the three months ended March 31, 2025 were $732,078 as compared to $966,245 for the three months ended March 31, 2024. The decrease in general and administrative expense of $234,167, or 24%, is primarily due to a decrease in non-cash stock-based compensation expense and a reduction in the administrative payroll expense.

Consulting fees

Consulting fees for the three months ended March 31, 2025 were $115,148 as compared to $193,426 for the three months ended March 31, 2024. The decrease in consulting fees of $78,278, or 40%, was due to a spending shift in the mineral processing plant licensing costs from engineering to baseline data collection studies.

Accretion and interest income, net

Accretion and interest income, net for the three months ended March 31, 2025 was $31,159 as compared to $50,079 for the three months ended March 31, 2024. The decrease in interest income, net of $18,920 or 38% was principally attributable to a decrease in interest earned, on account of a lower level of interest yielding cash balances during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Foreign currency translation adjustment

Foreign currency translation adjustment for the three months ended March 31, 2025 was a loss of $15,335 as compared to a loss of $142,359 for the three months ended March 31, 2024. The lower foreign currency translation adjustment for the three months ended March 31, 2025 was principally attributable to narrower exchange rate changes during the quarter, as compared to exchange rate changes during the March 31, 2024 quarter.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash balances as of March 31, 2025 was $3,936,395. Our cash position is highly dependent on our ability to raise capital through the issuance of debt and equity and our management of expenditures for mining and for the development of our mineral processing plant and for the fulfillment of our public company reporting responsibilities. Our management believes that in order to finance the development and mining operations of our mining resource properties, to construct our Kinetic Separation equipment and operations and to secure regulatory licenses for and to construct our uranium and vanadium mineral processing facilities, we will be required to raise additional capital by way of debt and/or equity. We will also require additional working capital to continue to scale-up our mining operations at the Sunday Mine Complex and develop secondary production facilities. This outlook is based on our current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2025 and 2024 was $2,186,106 and $1,757,471, respectively. The increase of $428,635 in cash used in operating activities was principally driven by an increase in net loss of $160,727 and a decrease of $245,377 in stock-based compensation.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2025 and 2024 was $166,507 and $403,369, respectively. The decrease in cash used in investing activities of $236,862 was principally due to reduced acquisitions of mining equipment and vehicles in the current quarter, as compared to the prior period, during which there was a greater emphasis on acquiring additional equipment and scaling up mining capacity due to elevated uranium price levels.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2025 and 2024 was $0 and $4,605,458, respectively. The cash provided by financing activities of $4,605,458 during the three months ended March 31, 2024 was due in its entirety from warrant exercise proceeds.

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

We determined the gross ARO of the mineral properties to be $1,163,157 and $1,163,978, as of March 31, 2025 and December 31, 2024, respectively. The portion of the asset retirement obligation related to the Van 4 Mine, which is in reclamation as of March 31, 2025, and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,075. During the three months ended March 31, 2025, our internal mining operations team has been performing the Van 4 Mine reclamation work, and the State of Colorado has not yet reduced the associated asset retirement obligation amount.

The asset retirement obligations represent the Company’s estimate of the present value of future reclamation costs, discounted using a credit adjusted risk-free interest rates of 5.4%. The net discounted aggregated values as of March 31, 2025 and December 31, 2024 were $415,482 and $410,098, respectively. The gross AROs as of March 31, 2025 and December 31, 2024 are secured by financial warranties in the amount of $1,163,157 and $812,993, respectively.

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

Under the oil and gas lease and easement arrangements, during the three months ended March 31, 2025 and 2024, we recognized aggregate revenue of $41,221 and $54,273, respectively, under these oil and gas lease arrangements

Related Party Transactions

We have transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $312,343 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. We assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, we recorded the deferred contingent consideration as an assumed liability in the amount of $312,343 and $309,138 as of March 31, 2025 and December 31, 2024, respectively.

We have multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. We incurred rent expense of $26,325 and $23,525 in connection with these arrangements for the three months ended March 31, 2025 and 2024, respectively.

We are obligated to pay Mr. Glasier for reimbursable expenses in the amount of $18,067 and $83,554, included within accounts payable and accrued liabilities, as of March 31, 2025 and December 31, 2024, respectively.

Going Concern

With the exception of the quarter ended June 30, 2022, we had incurred losses from our operations and as of March 31, 2025, had an accumulated deficit of $31,567,509 and working capital of $2,554,752.

Since inception, we have met our liquidity requirements principally through the issuance of notes, the sale of our common shares and from limited revenue sources. During November 2024, we closed a private placement of 4,142,906 units at a price of $0.94 (CAD $1.32) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,897,166 (CAD $5,468,636) and proceeds net of issuance costs were $3,546,870 (CAD $4,975,966). During year ended December 31, 2024, we received $4,605,458 (CAD $6,238,248) in proceeds from the exercise of common share warrants to purchase 5,198,540 common shares.

Our ability to continue our operations and to pay our obligations when they become due is contingent upon us obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financings, to secure regulatory approval licenses to fully utilize our Kinetic Separation and to permit and construct the Mustang Minerals Processing Plant for the processing of uranium and vanadium to generate operating cash flows. We will also require capital to fund the ongoing in-house mining operations at the Sunday Mine Complex.

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

Off Balance Sheet Arrangements

As of March 31, 2025, there were no off-balance sheet transactions. We have not entered into any specialized financial agreements to minimize our investment risk, currency risk or commodity risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Based upon its assessment, as of March 31, 2025, management has identified the following material weaknesses in its internal control over financial reporting, inclusive of the control weakness related to disclosure controls and procedures:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a- 15 or 15d-15 under the Exchange Act that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of March 31, 2025, the ultimate disposition of which would have a material adverse effect on our condensed interim consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, including in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Forward-Looking Statements” and elsewhere in Item 2, the risks and uncertainties which could adversely affect our business, financial condition, results of operations and future growth prospects that we believe are most important for you to consider are discussed in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 are not the only risks we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. Western went into active mining operations at the Sunday Mine Complex during 2021. During the quarter ended March 31. 2025, Mine Safety and Health Administration (MSHA) mine inspections have not yielded any disclosures required by Section 1503(a) of the Dodd-Frank Act.

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

WESTERN URANIUM & VANADIUM CORP.

Date: May 12, 2025	By:	/s/ George Glasier
George Glasier Chief Executive Officer and President

Date: May 12, 2025	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer