Form 10-Q
period 2025-06-30
Western Uranium & Vanadium Corp.
filed 2025-08-14
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 13, 2025, 65,298,332 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in USD)

(Unaudited)

	As of
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$4,444,679	$5,482,631
Restricted cash, current portion	75,057	75,057
Prepaid expenses	194,068	352,058
Other current assets	121,975	77,936
Total current assets	4,835,779	5,987,682

Restricted cash, net of current portion	1,139,140	737,936
Property, plant & equipment and mineral properties, net	17,678,519	17,702,569
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$33,141,489	$33,916,238

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$749,287	$672,041
Asset retirement obligations, current portion	75,057	75,057
Total current liabilities	824,344	747,098

Asset retirement obligations, net of current portion	344,759	335,041
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	328,525	309,138

Total liabilities	4,206,515	4,100,164

Commitments and Contingencies (Note 4)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 65,298,638 and 59,383,002 shares issued as of June 30, 2025 and December 31, 2024, respectively, and 65,298,332 and 59,382,696 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	62,737,330	58,979,839
Treasury shares, 306 shares held in treasury as of June 30, 2025 and December 31, 2024	-	-
Accumulated deficit	(33,536,043)	(28,929,894)
Accumulated other comprehensive loss	(266,313)	(233,871)
Total shareholders’ equity	28,934,974	29,816,074
Total liabilities and shareholders’ equity	$33,141,489	$33,916,238

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$30,509	$39,781	$71,730	$94,054

Expenses
Mining expenditures	1,144,866	1,384,951	2,836,015	2,693,830
Professional fees	243,297	245,187	414,917	357,877
General and administrative	545,394	824,868	1,277,472	1,791,113
Consulting fees	75,636	296,928	190,784	490,354
Total operating expenses	2,009,193	2,751,934	4,719,188	5,333,174

Operating loss	(1,978,684)	(2,712,153)	(4,647,458)	(5,239,120)

Interest income, net	10,150	86,631	41,309	136,710

Net loss	(1,968,534)	(2,625,522)	(4,606,149)	(5,102,410)

Other comprehensive (loss) income
Foreign currency translation adjustment	(17,107)	(62,520)	(32,442)	(204,879)

Comprehensive loss	$(1,985,641)	$(2,688,042)	$(4,638,591)	$(5,307,289)

Net loss per share - basic and diluted	$(0.03)	$(0.05)	$(0.08)	$(0.09)

Weighted average shares outstanding - basic and diluted	60,503,217	55,223,113	59,944,240	53,888,852

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

(Unaudited)

						Accumulated
						Other
	Common Shares		Treasury Shares		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Total

Balance as of January 1, 2025	59,382,696	$58,979,839	306	$-	$(28,929,894)	$(233,871)	$29,816,074

Cashless exercise of stock options	3,850	-	-	-	-	-	-
Stock-based compensation - stock options	-	279,857	-	-	-	-	279,857
Foreign currency translation adjustment	-	-	-	-	-	(15,335)	(15,335)
Net loss	-	-	-	-	(2,637,615)	-	(2,637,615)
Balance as of March 31, 2025	59,386,546	$59,259,696	306	$-	$(31,567,509)	$(249,206)	$27,442,981

Private placement - June 2025, net of offering costs	5,911,786	3,331,687	-	-	-	-	3,331,687
Stock-based compensation - stock options		145,947	-	-	-	-	145,947
Foreign currency translation adjustment	-	-	-	-	-	(17,107)	(17,107)
Net loss	-	-	-	-	(1,968,534)	-	(1,968,534)
Balance as of June 30, 2025	65,298,332	$62,737,330	306	$-	$(33,536,043)	$(266,313)	$28,934,974

Balance as of January 1, 2024	50,002,089	$49,661,910	306	$-	$(18,817,857)	$(74,009)	$30,770,044

Proceeds from the exercise of warrants	5,198,540	4,605,458	-	-	-	-	4,605,458
Cashless exercise of stock options	22,484	-	-	-	-	-	-
Stock-based compensation - stock options	-	522,862	-	-	-	-	522,862
Foreign currency translation adjustment	-	-	-	-	-	(142,359)	(142,359)
Net loss	-	-	-	-	(2,476,888)	-	(2,476,888)
Balance as of March 31, 2024	55,223,113	$54,790,230	306	$-	$(21,294,745)	$(216,368)	$33,279,117

Stock-based compensation - stock options	-	236,442	-	-	-	-	236,442
Foreign currency translation adjustment	-	-	-	-	-	(62,520)	(62,520)
Net loss	-	-	-	-	(2,625,522)	-	(2,625,522)
Balance as of June 30, 2024	55,223,113	$55,026,672	306	$-	$(23,920,267)	$(278,888)	$30,827,517

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows Used In Operating Activities:
Net loss	$(4,606,149)	$(5,102,410)
Reconciliation of net loss to cash used in operating activities:
Depreciation	400,508	264,366
Accretion of asset retirement obligations	8,571	6,030
Stock-based compensation	421,089	744,650
Change in marketable securities	-	(35)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	113,951	297,730
Accounts payable and accrued liabilities	77,246	9,394
Asset retirement obligations	1,147	-
Contingent consideration	19,387	(6,000)
Net cash used in operating activities	(3,564,250)	(3,786,275)

Cash Flows Used In Investing Activities
Purchase of property, plant & equipment and mineral properties	(376,458)	(1,030,011)
Net cash used in investing activities	(376,458)	(1,030,011)

Cash Flows Provided By Financing Activities
Proceeds from private placement, net	3,331,687	-
Proceeds from warrant exercises	-	4,605,458
Net cash provided by financing activities	3,331,687	4,605,458

Effect of foreign exchange rate on cash	(27,727)	(190,225)

Net decrease in cash and cash equivalents and restricted cash	(636,748)	(401,053)

Cash and cash equivalents and restricted cash - beginning	6,295,624	9,969,029

Cash and cash equivalents and restricted cash - ending	$5,658,876	$9,567,976

Cash and cash equivalents	$4,444,679	$8,816,459
Restricted cash, current portion	75,057	75,075
Restricted cash, noncurrent	1,139,140	676,442
Total cash and cash equivalents and restricted cash	$5,658,876	$9,567,976

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

On June 30, 2023, Western re-qualified as a foreign private issuer as that term is defined in Rule 3b-4(c) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). As a result, the Company may now utilize certain accommodations made to foreign private issuers, including (1) an exemption from complying with the Commission’s proxy rules, (2) an exemption from the Company’s insiders having to comply with the reporting and short-swing trading liability provisions of Section 16 under the Exchange Act, (3) the ability to make periodic filings with the Commission on the Form 20-F and Form 6-K foreign issuer forms, and (4) the ability to offer and sell unrestricted securities outside of the United States pursuant to Rule 903 of Regulation S. The Company intends to take advantage of these accommodations. However, the Company currently has decided to voluntarily continue to file periodic reports with the Commission using domestic issuer forms including filing annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. As of the subsequent measurement date June 30, 2024, Western reconfirmed its qualification as a foreign private issuer for periods ended through December 31, 2025.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 2 – Liquidity and going concern

With the exception of the quarter ended June 30, 2022, the Company has incurred losses from its operations. During the three and six months ended June 30, 2025, the Company generated a net loss of $1,968,534 and $4,606,149, respectively. The Company expects to generate operating losses for the foreseeable future as it incurs expenses to bring its mineral processing facilities online and further expands its mining operations. As of June 30, 2025, the Company had an accumulated deficit of $33,536,043 and working capital of $4,011,435.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes, the sale of its common shares and from limited revenue sources. On June 13, 2025, the Company closed a brokered private placement of 5,911,786 units at a price of $0.63 (CAD $0.85) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,693,424 (CAD $5,025,018) and proceeds net of issuance costs were $3,331,687 (CAD $4,532,939). During November 2024, the Company closed a private placement of 4,142,906 units at a price of $0.94 (CAD $1.32) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,897,166 (CAD $5,468,636) and proceeds net of issuance costs were $3,546,870 (CAD $4,975,966). During year ended December 31, 2024, the Company received $4,605,458 (CAD $6,238,248) in proceeds from the exercise of common share warrants to purchase 5,198,540 common shares.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the United States Securities and Exchange Commission (the “Commission”), on April 15, 2025. Except as reflected below, there were no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K. Reflected in this note are updates to accounting policies, including the impact of the adoption of new policies.

Basis of Presentation and Principles of Consolidation

The accompanying condensed interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. However, in the opinion of management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these condensed interim consolidated financial statements. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2024, as filed with the Commission on April 15, 2025. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 notwithstanding its foreign private issuer status. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2025.

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

The Company has established the existence of mineralized materials for certain uranium projects. The Company has not established proven or probable reserves, as defined by the Commission, through the completion of a “final” or “bankable” feasibility study for any of its uranium projects.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, CONTINUED

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of net loss per share for each of the three and six months ended June 30, 2025 and 2024 is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Warrants to purchase common shares	15,738,059	5,578,739	15,738,059	5,578,739
Options to purchase common shares	5,390,000	4,548,334	5,390,000	4,548,334
Total potentially dilutive securities	21,128,059	10,127,073	21,128,059	10,127,073

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY

The Company’s property, plant & equipment and mineral properties, net and kinetic separation intellectual property are:

	Estimated Useful Lives	As of June 30, 2025	As of December 31, 2024
Mineral properties	N/A	$11,688,841	$11,688,841
Mining equipment	5 years	3,473,238	3,260,879
Vehicles	5 years	1,094,297	1,094,297
Plant facilities	5 - 10 years	281,959	207,490
Software	5 years	9,120	9,120
Construction in progress	N/A	127,823	36,343
Land	N/A	2,334,050	2,334,050
Total property, plant & equipment and mineral properties		$19,009,328	$18,631,020
Less: accumulated depreciation		1,330,809	928,451
Property, plant & equipment and mineral properties, net		$17,678,519	$17,702,569
Kinetic separation intellectual property		$9,488,051	$9,488,051

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of June 30, 2025 include: The San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. The Company is obligated to remit a 1.0% royalty based upon the market value of uranium recovered from these mining properties. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of June 30, 2025 include: Hansen, North Hansen and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County, Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, and Wyoming. All of the mining assets represent properties which have previously been mined, to different degrees, for uranium.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY, continued

During the six months ended June 30, 2025 and 2024, Western made purchases of $376,458 and $1,030,011, to increase the Company’s mining and processing capacities. During the three and six months ended June 30, 2025, depreciation expense was $204,125 and $400,508, of which $202,904 and $398,880 was included in mining expenditures and $1,221 and $1,628 was included in general and administrative on the Company’s condensed interim consolidated statements of operations and other comprehensive loss, respectively. During the three and six months ended June 30, 2024, depreciation expense was $151,047 and $264,366, respectively, which was included in mining expenditures on the Company’s condensed interim consolidated statements of operations and other comprehensive loss.

Ore Purchase Agreement

On April 8, 2025, PRM entered into an Ore Purchase Agreement (the “Ore Purchase Agreement”) with subsidiaries of Energy Fuels Inc. (“Purchaser”). The Ore Purchase Agreement is for a one year period and provides for the delivery of up to 25,000 short tons of uranium bearing ore to the White Mesa Mill in Blanding, Utah. PRM shall make deliveries at its own cost and the purchase price per ton will be based upon the average grade of uranium of each lot, and other qualifying conditions. Within 30 days after each lot is closed, Purchaser shall pay to PRM an 85% provisional payment (“Provisional Payment”) calculated based upon the sampled grade and an agreed upon pricing schedule. Within 30 days after each lot is fed to processing, the Purchaser shall pay to PRM a final settlement payment calculated based upon the assayed grade and the agreed upon pricing schedule, net of a royalty, pursuant to a previously existing royalty agreement with the Purchaser.

Deliveries of uranium bearing ore to Purchaser began in June 2025. Revenue related to shipments will be recognized after title for stockpiled ore passes to the Purchaser upon release of the Provisional Payment. Such payment will be made after the Purchaser has weighed and graded the deliveries, both the Purchaser and the Company have agreed upon the condition of the lot and the Purchaser has notified the Company that an ore lot is considered closed for the purposes of the Ore Purchase Agreement. The Company expects the first lot will be closed in August and revenue related to the sale of uranium bearing ore will begin to be recognized during the three months ended September 30, 2025.

During the three months ended June 30, 2025, the Company funded a $50,000 surety bond for San Miguel County, Colorado. This bond was a precondition to acquiring a permit for hauling on the county’s road system; acquiring this permit allowed the Company to commence deliveries in June 2025.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY, continued

Oil and Gas Lease and Easement

In 2017, the Company entered into an oil and gas lease that became effective with respect to minerals and mineral rights owned by the Company on approximately 160 surface acres of the Company’s property in Colorado. As consideration for entering into the lease, the lessee has agreed to pay the Company a royalty from the lessee’s revenue attributed to oil and gas produced, saved, and sold attributable to the net mineral interest. The Company has also received cash payments from the lessee related to the easement that the Company is recognizing incrementally over the eight year term of the easement. As of June 30, 2025, all sixteen (16) wells remain in production and monthly royalty payments will be ongoing in perpetuity as long as oil and/or gas are produced from the pooled unit containing these sixteen (16) wells.

During the three months ended June 30, 2025 and 2024, the Company recognized aggregate revenue of $30,509 and $39,781, respectively, and for the six months ended June 30, 2025 and 2024, the Company recognized aggregate revenue of $71,730 and $94,054, respectively, under these oil and gas lease arrangements.

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

The Company determined the aggregate gross AROs of the mineral properties to be $1,163,157 and $1,163,978 as of June 30, 2025 and December 31, 2024, respectively. The portion of the asset retirement obligations related to the Van 4 Mine, which is in reclamation as of June 30, 2025, and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. During the three and six months ended June 30, 2025, the Company’s internal mining operations team has been performing the Van 4 Mine reclamation work, and the State of Colorado has not yet reduced the associated asset retirement obligation amount.

The Company’s asset retirement obligations are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The asset retirement obligations represent the Company’s estimate of the present value of future reclamation costs, discounted using a credit adjusted risk-free interest rate of 5.4% as of June 30, 2025 and December 31, 2024. The net discounted aggregated values as of June 30, 2025 and December 31, 2024 were $419,816 and $410,098, respectively. On March 13, 2025, the Company remitted $351,131 in connection with the reevaluation of reclamation costs for existing mining properties. Financial warranties to secure AROs as of June 30, 2025 and December 31, 2024 were $1,163,157 and $812,993, respectively.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY, continued

Asset Retirement Obligations, continued

Asset retirement obligation activity consists of:

	For the Six Months Ended June 30,
	2025	2024
Beginning balance at January 1	$410,098	$316,619
Adjustment to asset retirement obligations	1,147	-
Accretion	8,571	6,030
Ending Balance at June 30	$419,816	$322,649
Less: Asset retirement obligations, current portion	75,057	75,057
Asset retirement obligations, net of current portion	$344,759	$247,592

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

NOTE 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	As of
	June 30, 2025	December 31, 2024
Trade accounts payable	$574,769	$515,532
Accrued liabilities	174,518	156,509
Total accounts payable and accrued liabilities	$749,287	$672,041

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to ratably receive such dividends, if any, as may be declared by the board of directors, out of legally available funds. Upon the liquidation, dissolution, or winding down of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of June 30, 2025 and December 31, 2024, an unlimited number of common shares were authorized for issuance.

Private Placements

On June 13, 2025, the Company closed a private placement of 5,911,786 units at a price of $0.63 (CAD $0.85) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,693,424 (CAD $5,025,018) and proceeds net of issuance costs were $3,331,687 (CAD $4,532,939). Each unit is comprised of one common share of Western and one common share purchase warrant. Each warrant is exercisable into one common share at a price of $0.77 (CAD $1.05) per share for a period of four years following the closing date of the private placement. A total of 5,911,786 common shares and warrants to purchase 5,911,786 common shares were issued to investors and warrants to purchase 206,913 common shares were issued to broker dealers in connection with the private placement.

Warrant Exercises

There were no warrant exercises during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, an aggregate of 0 and 5,198,540 warrants were exercised for total proceeds of $0 and $4,605,458 (CAD $6,238,248).

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of June 30, 2025, a total of 65,298,332 common shares were outstanding. As of June 30, 2025, the maximum number of stock options eligible to be issued under the Plan would be 6,529,833 and net of 5,390,000 options outstanding as of June 30, 2025, there remain 1,139,833 stock options available to be issued under the Plan.

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

Stock Options

There were no stock options granted during the six months ended June 30, 2025 and 2024.

During the six months ended June 30, 2025, the Company issued 3,850 common shares pursuant to the cashless exercise of options to purchase 83,332 common shares with an exercise price of $0.79 (CAD $1.03).

During the six months ended June 30, 2024, the Company issued 22,484 common shares pursuant to the cashless exercise of options to purchase 41,666 common shares with an exercise price of $0.79 (CAD $1.03).

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options, continued

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding – January 1, 2025	5,723,336	$1.14	3.80	$-
Granted	-	-
Forfeited and expired	(250,004)	0.79
Exercised	(83,332)	0.79
Outstanding – June 30, 2025	5,390,000	$1.16	3.52	$-
Exercisable – June 30, 2025	4,473,327	$1.21	3.15	$-

The Company’s stock-based compensation expense (net of the effect of forfeitures) related to stock options for the three months ended June 30, 2025 was $149,951 of which $29,990 and $119,961 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense related to stock options for the three months ended June 30, 2024 was $228,135, of which $63,579 and $164,556 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense (net of the effect of forfeitures) related to stock options for the six months ended June 30, 2025 was $421,089 of which $84,232 and $336,857 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense related to stock options for the six months ended June 30, 2024 was $744,650, of which $207,525 and $537,125 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. As of June 30, 2025, there was approximately $159,778 of unrecognized share-based compensation for unvested stock options, which is expected to be recognized over a weighted average period of 0.34 years.

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value

Outstanding – January 1, 2025	9,718,345	$1.52	2.76	$-
Issued	6,118,699	0.77
Exercised	-	-
Expired/Forfeited	(98,985)	2.00
Outstanding – June 30, 2025	15,738,059	$1.12	2.94	$-
Exercisable – June 30, 2025	15,738,059	$1.12	2.94	$-

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 7 – Mining Expenditures

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Mining costs	$481,331	$732,981	$1,245,271	$1,352,998
Permits	48,308	37,538	82,468	63,637
Labor and related benefits	611,429	609,132	1,504,478	1,271,895
Royalties	3,798	5,300	3,798	5,300
Total mining expenses	$1,144,866	$1,384,951	$2,836,015	$2,693,830

Joint Venture

During February 2024, PRM entered into a joint venture agreement with Rimrock Exploration and Development Inc. (“Rimrock”) to explore, develop and mine (the “Mining Operations”) certain uranium and vanadium permitted mines and mining claims located in Colorado and owned by Rimrock (the “JV”). Pursuant to the terms of the JV, Rimrock contributed certain assets into the JV and PRM contributed $200,000 (the “Initial Contribution”) to be used to fund the Mining Operations. Thereafter, each party will own a 50% interest in the assets of the JV. During the initial phase of the JV, Rimrock will be the operator and the permits and licenses for the operator will remain in the name of Rimrock. The JV intends to sell the mined material to the Company under terms to be determined. During the term of the JV, PRM will pay the costs of the Mining Operations and will be entitled to recover 50% of such costs subsequent to the contribution of the full amount of the Initial Contribution. The JV will fund the recovery payments to be made to PRM from the proceeds of the sale of mined material. During the three months ended June 30, 2025 and 2024, PRM funded an aggregate of $99 and $128,549, respectively (inclusive of funding the Initial Contribution) to the JV, which was expensed to mining expenditures within the condensed interim consolidated statements of operations and other comprehensive loss and reflected within mining cost in the table above. During the six months ended June 30, 2025 and 2024, PRM funded an aggregate of $494 and $178,549, respectively (inclusive of funding the Initial Contribution) to the JV, which was expensed to mining expenditures within the condensed interim consolidated statements of operations and other comprehensive loss and reflected within mining cost in the table above. The Company has completed its earn-in through the Initial Contribution and now owns a 50% interest in the assets of the JV.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 8 – Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $328,525 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. The Company assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $328,525 and $309,138 as of June 30, 2025 and December 31, 2024, respectively.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. The Company incurred rent expense of $27,271 and $26,325 in connection with these arrangements for the three months ended June 30, 2025 and 2024, respectively. The Company incurred rent expense of $53,596 and $49,850 in connection with these arrangements for the six months ended June 30, 2025 and 2024, respectively.

The Company is obligated to pay Mr. Glasier for reimbursable expenses in the amount of $24,277 and $83,554, included within accounts payable and accrued liabilities, as of June 30, 2025 and December 31, 2024, respectively.

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

On June 30, 2023, Western re-qualified as a foreign private issuer as that term is defined in Rule 3b-4(c) promulgated under the Exchange Act. As a result, the Company may now utilize certain accommodations made to foreign private issuers, including (1) an exemption from complying with the Commission’s proxy rules, (2) an exemption from the Company’s insiders having to comply with the reporting and short-swing trading liability provisions of Section 16 under the Exchange Act, (3) the ability to make periodic filings with the Commission on the Form 20-F and Form 6-K foreign issuer forms, and (4) the ability to offer and sell unrestricted securities outside of the United States pursuant to Rule 903 of Regulation S. The Company plans to take advantage of these accommodations. However, the Company currently has decided to voluntarily continue to file periodic reports with the Commission using domestic issuer forms including filing annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. As of the subsequent measurement date, June 30, 2024, Western reconfirmed its qualification as a foreign private issuer for periods ended through December 31, 2025.

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

Recent Developments

Uranium Markets and Western Strategy

The uranium term price has remained highly stable since August 2024 when it first reached $80/lb; it finished July 2025 at $81/lb. The uranium spot market has experienced more volatility, peaking at $106/lb in January 2024, and declining into a 2025 trading range of $64/lb to $78/lb. In 2024, Western responded to favorable market conditions by aggressively ramping up operations and expanding production capacity primarily at its 100% owned Sunday Mine Complex. While uranium spot prices weakened late in the year, we had anticipated a recovery in 2025, supported by the U.S. ban on Russian uranium (effective 2028) and the Trump administration’s strong backing of nuclear energy and domestic mining. The Company’s interpretation of market signals was that uranium markets would stabilize at replacement price levels. However, given recent turbulence in global commodity and financial markets, along with geopolitical uncertainties, we have shifted to a more conservative stance, increasingly focusing on cost control and strategic discipline.

This conservative approach has been adopted to reduce operational spending in the near-term. The intent is to focus on the initiatives that bring long-term value to the Company: constructing the proposed Mustang mill and the development of nearby mines to supply this mill. Western’s team remains confident that uranium prices will become reflective of replacement cost levels and strong underlying market fundamentals. While we are focusing on preparing more of our mineral properties for active mining operations, we intend to utilize this conservative approach until there is a significant and sustainable recovery in uranium markets.

Ore Purchase Agreement

On April 8, 2025, PRM entered into an Ore Purchase Agreement (the “Ore Purchase Agreement”) with subsidiaries of Energy Fuels Inc. (“Purchaser”). The Ore Purchase Agreement is for a one year period and provides for the delivery of up to 25,000 short tons of uranium bearing ore to the White Mesa Mill in Blanding, Utah. PRM shall make deliveries at its own cost and the purchase price per ton will be based upon the average grade of uranium within each lot, and other qualifying conditions. Within 30 days after each lot is closed, the Purchaser shall pay to PRM an 85% provisional payment calculated based upon the sampled grade and an agreed upon pricing schedule. Within 30 days after each lot is fed to processing, the Purchaser shall pay to PRM a final settlement payment calculated based upon the assayed grade and the agreed upon pricing schedule, net of a royalty, pursuant to a previously existing royalty agreement with the Purchaser. During April and May 2025, the Company focused on the operational preparations required to commence ore deliveries. During this period, an additional ore pad was constructed, equipment and vehicles were prepared and new equipment was purchased. Additionally, in preparation for transport, significant quantities from the underground stockpiles have been hauled to the Sunday Mine Complex ore pads. In mid-June, Western began delivering mined material from the Sunday Mine Complex to the White Mesa Mill. During June and July, approximately 792 tons were delivered under the Ore Purchase Agreement. The first ore lot is expected to close in August, with provisional payment anticipated within 30 days thereafter. Most of the uranium-bearing feedstock originated from historically stockpiled material, supplemented by new production from the Sunday Mine Complex. All deliveries were completed by redeployed Western employees utilizing the Company’s trucks and equipment.

Mustang Mineral Processing Plant

We are prioritizing the development of the Mustang Mineral Processing Plant (Mustang) in Colorado due to its close proximity to the SMC and lower hauling costs in comparison to the Maverick Minerals Processing Plant in Utah. Western expects to benefit from the prior site owner’s completion of all phases of licensing and permitting of their Pinon Ridge Mill project. This mill is expected to have a cost of approximately $75 million. This facility will be designed to recover uranium and vanadium both from conventional materials mined from Company mines and materials produced by other mining companies. The processing plant will utilize the latest processing technology, including Western’s patented Kinetic Separation process. These technology advancements will result in lower overall capital and processing costs. After permitting and construction, and subject to available financing, the processing of uranium and vanadium materials is targeted to commence in 2029. During the fourth quarter 2024, site improvements were made as monitoring equipment and infrastructure were installed and the existing roads were graded. Baseline data collection at Mustang began in January 2025, and the compilation of two quarterly reports have been completed. The results for both water and air quality are consistent with prior data collected by the former owners. Third quarter data collection is underway, and two additional quarters are planned. Based on the current schedule, the fourth quarter of data collection will conclude in time to begin preparing the radioactive materials license application in Q1 2026. Mustang’s completion is critical for in-house yellowcake production.

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

Sunday Mine Complex Project

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

With the recent decline in uranium prices, there has been a corresponding reduction in mining operations in 2025. The development of the Sunday Mine Complex became a secondary focus during the second quarter 2025 as the mining team alternated between mine development and hauling / delivery activities related to the Ore Purchase Agreement. In the first quarter of 2025, the extension of the GMG deposit secondary escape became the main underground project.

During 2025, Western extended work in three areas of the GMG deposit and advanced the Leonard & Clark decline. While additional rehabilitation could further expand capacity, current development supports the potential for full production. This was a staffing and capital intensive project because the mining team was working deep underground across four mines. The Company plans to continue, on a smaller scale, to rehabilitate additional Sunday Mine Complex areas with defined uranium mineralization.

Sunday Mine Complex Drilling Program

The first phase of the horizontal underground drilling program has now been successfully completed. The program employed rigorous quality control, including twinning holes, assaying, and drilling core samples. In addition to the 20,366 feet of drilling previously reported, an additional 1,655 feet of core drilling was completed. Half of these core holes targeted mineralized faces identified during underground development, while the other half confirmed previously identified ore zones. Geotechnical and geological logging also mapped major faults and weak ground conditions. The program confirmed five mineralized pockets in the GMG drift and outlined the deposit’s overall shape and trend. The horizontal drilling program defined mineralized deposits but did not establish deposit thickness. A second program phase would necessitate surface/vertical drilling to capture thickness data to update geologic resource estimates. Having successfully completed the initiatives at the Sunday Mine Complex, we gradually reduced staffing through attrition, consultant cutbacks, selective layoffs, and redeployment. These efficiency measures have been taken to align the workforce with Company capitalization levels.

Additional Projects

Looking forward, Management is considering opportunities across our property portfolio to increase production capacity that are less capital intensive. These include re-permitting the Topaz Mine, rehabilitating the Sage Mine, reassessing the Van 4 Mine for decline/portal access rather than utilizing the previously reclaimed shaft, and additional development of the Rimrock JV mines. The project to advance permitting of the San Rafael Project is included in this group, and discussed in more detail below. Progress has been made on each of these initiatives. Opportunities to acquire additional uranium properties are being considered.

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

Infrastructure

Western expanded its fleet of mining equipment and vehicles in 2023/2024 by purchasing discounted used equipment and reconditioning with an in-house team of mechanics. This approach has the advantage of putting equipment into reliable high-volume usage condition at a fraction of the cost, while mitigating supply chain issues. The Company has also sought cost savings in this area by limiting new purchases in 2025, and opting to rehabilitate the remainder of the fleet over a longer duration.

Maverick Minerals Processing Plant

The development of the Maverick Minerals Processing Plant in Green River, Utah, has advanced since the land package acquisition was completed in 2023. Subsequently, a full team of consulting firms was chosen and engaged for their expertise in engineering / mill design, permit preparation, environmental, hydrology, and air quality. The project design and permitting activities include site evaluation work, compilation of a preliminary plant and property site plan, baseline data collection, plant and animal studies and a cultural survey. Additional consulting commitments were made to advance the licensing and development with Precision Systems Engineering (“PSE”), a leading engineering and design consulting firm headquartered in Sandy, Utah. The next steps were for PSE to complete a preliminary engineering design and cost estimate for a 500 ton per day mill and the installation of monitor wells. However, additional work has been deferred for Western to reassess its design strategy now that it has purchased a previously licensed mill site in Colorado (Mustang Mineral Processing Plant, formerly the Pinon Ridge Mill). As processing facility development efforts have been shifted, some of the Maverick site infrastructure has been relocated to the Mustang site and notably the preliminary engineering work is also transferable. The Maverick site is located in close proximity (approximately 4 miles) to the San Rafael Uranium Project; however, it is approximately 170 miles from the Sunday Mine Complex. We are prioritizing development of the Mustang site, given its close proximity to the Sunday Mine Complex, lower hauling costs, and past licensing advances over the Maverick site.

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

During the three months ended June 30, 2025 and 2024, we recognized aggregate revenue of $30,509 and $39,781, respectively, and for the six months ended June 30, 2025 and 2024, we recognized aggregate revenue of $71,730 and $94,054, respectively, under these oil and gas lease arrangements. For the three and six months ended June 30, 2025, oil and gas royalties declined due to lower volumes attributable to production decline curves.

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

The Trump Administration has put forth multiple measures that are very positive for U.S. domestic energy and mining and for Western. On February 14, 2025, President Trump signed an Executive Order creating the National Energy Dominance Council. On March 20, 2025, to boost domestic production of critical minerals and reduce reliance on foreign imports, President Trump signed an Executive Order titled “Immediate Measures to Increase American Mineral Production.” On April 9, 2025, President Trump signed an Executive Order entitled “Zero-based Regulatory Budgeting to Unleash American Energy” to reduce costs on energy production by requiring conditional sunset dates for regulations. Then on April 15, 2025, an Executive Order was released entitled “Ensuring National Security and Economic Resilience through Section 232 Actions on Processed Critical Minerals and Derivative Products”. The Department of the Interior followed on April 23, 2025, by implementing emergency permitting procedures to strengthen domestic energy supply. In April / May 2025, in response to President Trump’s earlier March 20, 2025 Executive Order, the Federal Permitting Improvement Steering Council announced the first two waves of critical mineral production projects selected to benefit from expedited permitting; the second included two uranium projects. On May 23, 2025, President Trump signed four Executive Orders specific to boosting the U.S. domestic nuclear fuel cycle. This incited a strong uranium mining stock rally the following day. Since taking office, President Trump has signed no fewer than 10 Executive Orders to boost the energy sector that we believe to be directly or indirectly beneficial to nuclear and/or uranium mining industries.

The capital markets have yet to reflect the very positive impact of these pro-energy policies for the uranium mining sector as this has initially been overshadowed by the announcements of U.S. tariffs and reciprocal tariffs on the United States’ largest trading partners.

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

The war in Ukraine is ongoing and it is unclear at this time when and how it will end but the parties have commenced negotiations under the guidance of the Trump Administration. In the early days of the new administration, President Trump appeared to be more open toward Russia’s interests, which caused concern from traditional European allies. Recently, the Trump’s Administration position regarding the war in Ukraine has become more balanced. The earlier embrace of Russia negatively impacted the prices of uranium equities and physical uranium commodities during 2025.

Nuclear Fuel and Uranium Market Conditions

The uranium term price has remained highly stable since August 2024, when it first reached $80/lb. Since then, it has not closed any month-end below this level, finishing July 2025 at $81/lb. In contrast, the uranium spot market experienced more volatility. After peaking at $106/lb in January 2024, spot prices declined to $84/lb in July 2024 and ended the year at $73/lb. In 2025, month-end spot prices have ranged from $64/lb to $78/lb, closing July at $71/lb. In 2023/2024, spot uranium prices reacted to supply/demand constraints and geopolitical risks. Positive catalysts across multiple levels of the nuclear fuel and uranium markets have set in motion uranium market and nuclear fuel opportunities for the next decade and beyond. Underlying fundamentals are the strongest in decades. This is attributable to multiple factors, including climate change, energy security, supply chain and energy scarcity initiatives. The supply/demand imbalance has flipped from a market with excess supply into a market with excess future demand. With the reduced availability of secondary supplies, utilities have begun adding multi-year contracts with mining companies for primary supply. The drivers expanding the demand for nuclear fuel include non-nuclear nations adding nuclear power generation, nuclear nations expanding fleets and/or extending lives of existing reactors, idled nuclear reactors being redeployed, the reversal of phase-outs and shutdowns, and the deployment of advanced reactors / SMRs. However, the challenge is in meeting increasing demand simultaneously with supply constraints from the world’s largest suppliers. In spite of all these favorable attributes, spot uranium prices have declined in 2025 versus 2024 levels, as have the equities of junior uranium miners. We anticipate that both will rebound to reflect the underlying positive fundamentals in the nuclear/uranium sector. Multiple market analysts have flagged low availability of mobile secondary inventories. We believe the continued draw down of inventories to be a market catalyst for uranium prices.

Positive nuclear energy news has continued to highlight the global growth of future nuclear electricity generation which will drive increased nuclear fuel demand. However, due to the lead time needed for future uranium production, we are entering a phase where the supply-demand fundamentals are in a deep multi-year structural supply deficit. The future is not clear as we believe some miners, like ourselves, with available near-term production are waiting for higher price levels and/or project funding before making full start-up commitments. Utilities have also deferred contracting to understand how regulations and geopolitics will modify their future access to Russian uranium, conversion and enrichment services.

In the second quarter of 2024, investors began purchasing nuclear and uranium equities as a means to create long exposure for their positive view on Artificial Intelligence (AI), due to the vast energy requirements of data centers. Many of those investors reversed their positions and began to sell these nuclear and uranium equities in the fourth quarter of 2024 and in the first quarter of 2025, and the nuclear and uranium equities that initially benefited saw a price reversal.

Nuclear Fuel Supply Chain Concentration Risks

Russia’s invasion of Ukraine and the ensuing global energy crisis has focused attention on security of supply and supply chain risks. This has caused most of the world to re-evaluate their dependence upon nuclear fuel exported by Russia. In spite of the dominant market position of Rosatom, future deliveries potentially could be at risk due to sanctions, legislation, or a Russian embargo. Customer dependence upon the Russian supply of uranium, conversion and enrichment are being addressed slowly by governments as alternative suppliers are not currently available. Both Urenco and Orano have announced that they will invest to expand their uranium enrichment capacity respectively in the United States and France, which represents a shift away from Russia. Utilities are demonstrating their desire for increased security of their nuclear fuel supply chains. Kazakhstan is also a concern because the world’s largest uranium producing country has an unguarded and the second longest continuous land border in the world shared with Russia. The potential exists for Russia to exert influence over Kazakhstan. Additionally, Kazatomprom has put large long-term contracts in place with China. This supply is needed for China to fulfill its 15 year plan to deploy 150 new nuclear reactors. China National Nuclear Corp. (CNNC) has recently opened a uranium trading hub and warehouse facility, on the China / Kazakhstan border, with the capacity to store 60 million pounds of uranium. It has become evident that the nuclear fuel supply chain has become increasingly concentrated and interconnected in this very small area of the world. Expanding Kazakhstan uranium exports to Russia and China significantly reduces future supply for Western nuclear fuel buyers.

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

During October 2023, geopolitical instabilities spread further to the Middle East after a Hamas attack on Israel triggered a counterattack by Israel on the Gaza Strip. This additional hot spot further increases volatility in the world and destabilizes the Middle East region that is highly influential on global energy prices. The Israel-Hamas hostilities have escalated over the Summer of 2024 and then spread to other countries in the Middle East. At the beginning of 2025, Israel and Hamas agreed to a ceasefire which ended in March 2025; the hostilities resumed in March and it is not clear when and if the combatants will be able to negotiate a new ceasefire or an end to military actions. In August 2025, the Israeli Prime Minister spoke of Israel’s intention to take control of the entire Gaza Strip and said that he will be seeking backing from Israeli government ministers. On June 13, 2025, Israel attacked key nuclear and military facilities in Iran with Iranian military responding with attacks on Israel soon after. The conflict escalated quickly, which raised significant concerns for the stability of the region and oil prices increased sharply in the first days of the war. On June 22, 2025, the United States military bombed a number of Iranian nuclear sites in a move to force Iranian authorities to negotiate a nuclear treaty and end the hostilities. Subsequently, both parties began to abide by a ceasefire, which appears to be holding. No further diplomatic negotiations have been announced.

June 2025 Private Placement

On June 13, 2025, the Company closed a private placement of 5,911,786 units at a price of $0.63 (CAD $0.85) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,693,424 (CAD $5,025,018) and proceeds net of issuance costs were $3,331,687 (CAD $4,532,939). Each unit is comprised of one common share of Western and one common share purchase warrant. Each warrant is exercisable into one common share at a price of $0.77 (CAD $1.05) per share for a period of four years following the closing date of the private placement. A total of 5,911,786 common shares and warrants to purchase 5,911,786 common shares were issued to investors and warrants to purchase 206,913 common shares were issued to broker dealers in connection with the private placement.

Results of Operations

The following table presents the Company’s financial results for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$30,509	$39,781	$71,730	$94,054

Expenses
Mining expenditures	1,144,866	1,384,951	2,836,015	2,693,830
Professional fees	243,297	245,187	414,917	357,877
General and administrative	545,394	824,868	1,277,472	1,791,113
Consulting fees	75,636	296,928	190,784	490,354
Total operating expenses	2,009,193	2,751,934	4,719,188	5,333,174
Operating loss	(1,978,684)	(2,712,153)	(4,647,458)	(5,239,120)

Interest income, net	10,150	86,631	41,309	136,710

Net loss	(1,968,534)	(2,625,522)	(4,606,149)	(5,102,410)

Other comprehensive (loss) income
Foreign currency translation adjustment	(17,107)	(62,520)	(32,442)	(204,879)

Comprehensive loss	$(1,985,641)	$(2,688,042)	$(4,638,591)	$(5,307,289)

Three Months Ended June 30, 2025 as Compared to the Three Months Ended June 30, 2024

Summary:

Our condensed consolidated net loss for the three months ended June 30, 2025 and 2024 was $1,968,534 and $2,625,522, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the three months ended June 30, 2025 and 2024 was $1,985,641 and $2,688,042, respectively.

Revenues

Our revenues for the three months ended June 30, 2025 and 2024 were $30,509 and $39,781, respectively. The decrease in revenues of $9,272, or 23% was primarily related to significantly lower oil and gas prices during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Mining Expenditures

Mining expenditures for the three months ended June 30, 2025 were $1,144,866 as compared to $1,384,951 for the three months ended June 30, 2024. The decrease in mining expenditures of $240,085, or 17% was principally attributable to a decrease in mining, drilling and explosive supplies, reduced Rimrock joint venture costs and lower non-cash stock-based compensation expense.

Professional Fees

Professional fees for the three months ended June 30, 2025 were $243,297 as compared to $245,187 for the three months ended June 30, 2024.

General and Administrative

General and administrative expenses for the three months ended June 30, 2025 were $545,394 as compared to $824,868 for the three months ended June 30, 2024. The decrease in general and administrative expense of $279,474, or 34% is primarily due to a decrease in non-cash stock-based compensation expense and a reduction in the payroll expenses, which were slightly offset by higher insurance costs.

Consulting Fees

Consulting fees for the three months ended June 30, 2025 were $75,636 as compared to $296,928 for the three months ended June 30, 2024. The decrease in consulting fees of $221,292, or 75% was due to a spending shift in the mineral processing plant licensing efforts. The prior period was comprised predominantly of higher engineering costs and the current period was comprised of lower baseline data collection costs.

Interest Income, Net

Interest income, net for the three months ended June 30, 2025 was $10,150 as compared to $86,631 for the three months ended June 30, 2024. The decrease in interest income, net of $76,481, or 88% was principally attributable to lower cash balances during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Foreign Currency Translation Adjustment

Foreign currency translation adjustment for the three months ended June 30, 2025 was a loss of $17,107 as compared to a loss of $62,520 for the three months ended June 30, 2024. The lower foreign currency translation adjustment for the three months ended June 30, 2025 was principally attributable to narrower exchange rate exposure and changes during the quarter, as compared to the June 30, 2024 quarter.

Six Months Ended June 30, 2025 as Compared to the Six Months Ended June 30, 2024

Summary:

Our condensed consolidated net loss for the six months ended June 30, 2025 and 2024 was $4,606,149 and $5,102,410, respectively. The principal components of these period over period changes are discussed below.

Our comprehensive loss for the six months ended June 30, 2025 and 2024 was $4,638,591 and $5,307,289, respectively.

Revenues

Our revenues for the six months ended June 30, 2025 and 2024 was $71,730 and $94,054, respectively. The decrease in revenues of $22,324, or 24% was primarily related to significantly lower oil prices during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Mining Expenditures

Mining expenditures for the six months ended June 30, 2025 were $2,836,015 as compared to $2,693,830 for the six months ended June 30, 2024. The increase in mining expenditures of $142,185, or 5% was principally attributable to higher payroll costs and higher depreciation costs for mining equipment placed into service, offset by reduced Rimrock joint venture costs.

Professional Fees

Professional fees for the six months ended June 30, 2025 were $414,917 as compared to $357,877 for the six months ended June 30, 2024. The increase in professional fees of $57,040, or 16% was due to increased audit and accounting costs in connection with the increase in the scale of our business and mining operations.

General and Administrative

General and administrative expenses for the six months ended June 30, 2025 were $1,277,472 as compared to $1,791,113 for the six months ended June 30, 2024. The decrease in general and administrative expense of $513,641, or 29%, is primarily due to a decrease in non-cash stock-based compensation expense and a reduction in the administrative payroll expense.

Consulting Fees

Consulting fees for the six months ended June 30, 2025 were $190,784 as compared to $490,354 for the six months ended June 30, 2024. The decrease in consulting fees of $299,570, or 61%, was due to a spending shift in the mineral processing plant licensing efforts. The prior period was comprised predominantly of higher engineering costs and the current period was comprised of lower baseline data collection costs.

Interest Income, Net

Interest income, net for the six months ended June 30, 2025 was $41,309 as compared to $136,710 for the six months ended June 30, 2024. The decrease in interest income, net of $95,401 or 70% was principally attributable to lower cash balances during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Foreign Currency Translation Adjustment

Foreign currency translation adjustment for the six months ended June 30, 2025 was a loss of $32,442 as compared to a loss of $204,879 for the six months ended June 30, 2024. The lower foreign currency translation adjustment for the six months ended June 30, 2025 was principally attributable to narrower exchange rate exposure and changes during the period, as compared to the June 30, 2024 period.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash balances as of June 30, 2025 was $5,658,876. Our cash position is highly dependent on our ability to raise capital through the issuance of debt and equity and our management of expenditures for mining and for the development of our mineral processing plant and for the fulfillment of public company reporting responsibilities. Our management believes that in order to finance the development and mining operations of our mining resource properties, to deploy Kinetic Separation units and operations and to secure regulatory licenses for and to construct our uranium and vanadium mineral processing facilities, we will be required to raise additional capital by way of debt and/or equity. This outlook is based on our current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net Cash Used In Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 and 2024 was $3,564,250 and $3,786,275, respectively. The decrease of $222,025 in cash used in operating activities was principally driven by a decreased net loss of $496,261 offset by a decrease of $323,561 in stock-based compensation.

Net Cash Used In Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was $376,458 and $1,030,011, respectively. The decrease in cash used in investing activities of $653,553 was principally due to reduced acquisitions of mining equipment and vehicles in the current period. We have shifted emphasis from new acquisitions to refurbishing our previously acquired fleet.

 Net Cash Provided By Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 and 2024 was $3,331,687 and $4,605,458, respectively. The cash provided by financing activities of $3,331,687 during the six months ended June 30, 2024 was due in its entirety from private placement proceeds, net. The cash provided by financing activities of $4,605,458 during the six months ended June 30, 2024 was due in its entirety from warrant exercise proceeds.

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

We determined the gross ARO of the mineral properties to be $1,163,157 and $1,163,978, as of June 30, 2025 and December 31, 2024, respectively. The portion of the asset retirement obligation related to the Van 4 Mine, which is in reclamation as of June 30, 2025, and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. During the six months ended June 30, 2025, our internal mining operations team has been performing the Van 4 Mine reclamation work, and the State of Colorado has not yet reduced the associated asset retirement obligation amount.

The asset retirement obligations represent the Company’s estimate of the present value of future reclamation costs, discounted using a credit adjusted risk-free interest rates of 5.4%. The net discounted aggregated values as of June 30, 2025 and December 31, 2024 were $419,816 and $410,098, respectively. The gross AROs as of June 30, 2025 and December 31, 2024 are secured by financial warranties in the amount of $1,163,157 and $812,993, respectively.

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

Under the oil and gas lease and easement arrangements, during the three months ended June 30, 2024 and 2023, we recognized aggregate revenue of $30,509 and $39,781, respectively, and for the six months ended June 30, 2025 and 2024, we recognized aggregate revenue of $71,730 and $94,054, respectively, under these oil and gas lease arrangements

Related Party Transactions

We have transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $328,525 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. We assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, we recorded the deferred contingent consideration as an assumed liability in the amount of $328,525 and $309,138 as of June 30, 2025 and December 31, 2024, respectively.

We have multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. In connection with these arrangements, we incurred rent expense of $27,271 and $26,325 for the three months ended June 30, 2025 and 2024, respectively, and $53,596 and $49,850 for the six months ended June 30, 2025 and 2024, respectively.

We are obligated to pay Mr. Glasier for reimbursable expenses in the amount of $24,277 and $83,554, included within accounts payable and accrued liabilities, as of June 30, 2025 and December 31, 2024, respectively.

During the six months ended June 30, 2024, we purchased approximately $9,000 of mining related equipment from Silver Hawk Ltd.

Going Concern

With the exception of the quarter ended June 30, 2022, we had incurred losses from our operations and as of June 30, 2025, had an accumulated deficit of $33,536,043 and working capital of $4,011,435.

Since inception, we have met our liquidity requirements principally through the issuance of notes, the sale of our common shares and from limited revenue sources. On June 13, 2025, we closed a brokered private placement of 5,911,786 units at a price of $0.63 (CAD $0.85) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,693,424 (CAD $5,025,018) and proceeds net of issuance costs were $3,331,687 (CAD $4,532,939). During November 2024, we closed a private placement of 4,142,906 units at a price of $0.94 (CAD $1.32) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,897,166 (CAD $5,468,636) and proceeds net of issuance costs were $3,546,870 (CAD $4,975,966). During year ended December 31, 2024, we received $4,605,458 (CAD $6,238,248) in proceeds from the exercise of common share warrants to purchase 5,198,540 common shares.

Our ability to continue our operations and to pay our obligations when they become due is contingent upon us obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financings, to secure regulatory approval licenses to fully utilize Kinetic Separation and to permit and construct the Mustang Minerals Processing Plant for the processing of uranium and vanadium to generate operating cash flows. We will also require capital to fund the ongoing in-house mining operations at the Sunday Mine Complex and other portfolio projects.

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

Off Balance Sheet Arrangements

As of June 30, 2025, there were no off-balance sheet transactions. We have not entered into any specialized financial agreements to minimize our investment risk, currency risk or commodity risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Based upon its assessment, as of June 30, 2025, management has identified the following material weaknesses in its internal control over financial reporting, inclusive of the control weakness related to disclosure controls and procedures:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of June 30, 2025, the ultimate disposition of which would have a material adverse effect on our condensed interim consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, including in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Forward-Looking Statements” and elsewhere in Item 2, the risks and uncertainties which could adversely affect our business, financial condition, results of operations and future growth prospects that we believe are most important for you to consider are discussed in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Commission on April 15, 2025. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 are not the only risks we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On June 13, 2025, the Company closed a private placement of 5,911,786 units at a price of $0.63 (CAD $0.85) per unit. Each unit was comprised of one common share and one common share purchase warrant. Each warrant is exercisable into one common share at a price of $0.77 (CAD $1.05) per share for a period of four years following the closing date of the private placement. For units sold in the United States, we relied on the private offering exemption from registration provided by Rule 506(b) of Regulation D under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”), based on the offers and sales having been made without any general solicitation or advertising solely to accredited investors who represented they purchased the units for their own account for investment and not for distribution. For units sold outside of the United States, we relied on Rule 903 of Regulation S under the U.S. Securities Act based our status as a foreign issuer with no substantial U.S. market interest and based on the offers and sales having been made in offshore transactions without any directed selling efforts.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the Commission information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. Western went into active mining operations at the Sunday Mine Complex during 2021. During the quarter ended June 30, 2025, Mine Safety and Health Administration (MSHA) mine inspections have not yielded any disclosures required by Section 1503(a) of the Dodd-Frank Act.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1*	Certificate of Incorporation, as amended
3.2*	Amended and Restated Bylaws
4.1**	Shareholder Rights Plan Agreement, as of May 24, 2023
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure Exhibit
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed as an exhibit to the Company’s Form 10 registration statement filed on April 29, 2016 and incorporated herein by reference.

**	Previously filed as an exhibit to the Company’s Form 10-Q Quarterly Report for the three and six months ended June 30, 2023 filed on August 18, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM & VANADIUM CORP.

Date: August 14, 2025	By:	/s/ George Glasier
George Glasier Chief Executive Officer and President

Date: August 14, 2025	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer