Form 10-Q
period 2025-09-30
Western Uranium & Vanadium Corp.
filed 2025-11-14
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 13, 2025, 71,853,888 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in USD)

(Unaudited)

	As of
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$3,191,886	$5,482,631
Restricted cash, current portion	75,057	75,057
Prepaid expenses	182,738	352,058
Other current assets	423,247	77,936
Total current assets	3,872,928	5,987,682

Restricted cash, net of current portion	1,162,496	737,936
Property, plant & equipment and mineral properties, net	17,472,231	17,702,569
Kinetic separation intellectual property	9,488,051	9,488,051
Other assets	6,175	-

Total assets	$32,001,881	$33,916,238

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$661,678	$672,041
Asset retirement obligations, current portion	75,057	75,057
Total current liabilities	736,735	747,098

Asset retirement obligations, net of current portion	335,512	335,041
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	330,988	309,138

Total liabilities	4,112,122	4,100,164

Commitments and Contingencies (Note 4)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 65,298,638 and 59,383,002 shares issued as of September 30, 2025 and December 31, 2024, respectively, and 65,298,332 and 59,382,696 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	62,823,447	58,979,839
Treasury shares, 306 shares held in treasury as of September 30, 2025 and December 31, 2024	-	-
Accumulated deficit	(34,658,635)	(28,929,894)
Accumulated other comprehensive loss	(275,053)	(233,871)
Total shareholders’ equity	27,889,759	29,816,074
Total liabilities and shareholders’ equity	$32,001,881	$33,916,238

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$328,392	$52,981	$400,122	$147,035

Expenses
Mining expenditures	830,960	1,166,343	3,666,975	3,860,173
Professional fees	89,518	127,049	504,435	484,926
General and administrative	519,291	813,403	1,796,763	2,604,516
Consulting fees	60,415	247,850	251,199	738,204
Total operating expenses	1,500,184	2,354,645	6,219,372	7,687,819

Operating loss	(1,171,792)	(2,301,664)	(5,819,250)	(7,540,784)

Interest income, net	44,080	62,492	85,389	199,202
Other income (expense), net	5,120	(1,998)	5,120	(1,998)

Net loss	(1,122,592)	(2,241,170)	(5,728,741)	(7,343,580)

Other comprehensive (loss) income
Foreign currency translation adjustment	(8,740)	14,018	(41,182)	(190,861)

Comprehensive loss	$(1,131,332)	$(2,227,152)	$(5,769,923)	$(7,534,441)

Net loss per share - basic and diluted	$(0.02)	$(0.04)	$(0.09)	$(0.14)

Weighted average shares outstanding - basic and diluted	65,298,332	55,223,113	61,755,182	54,338,493

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

(Unaudited)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Total

Balance as of January 1, 2025	59,382,696	$58,979,839	306	$-	$(28,929,894)	$(233,871)	$29,816,074

Cashless exercise of stock options	3,850	-	-	-	-	-	-
Stock-based compensation - stock options	-	279,857	-	-	-	-	279,857
Foreign currency translation adjustment	-	-	-	-	-	(15,335)	(15,335)
Net loss	-	-	-	-	(2,637,615)	-	(2,637,615)
Balance as of March 31, 2025	59,386,546	$59,259,696	306	$-	$(31,567,509)	$(249,206)	$27,442,981

Private placement - June 2025, net of offering costs	5,911,786	3,331,687	-	-	-	-	3,331,687
Stock-based compensation - stock options	-	145,947	-	-	-	-	145,947
Foreign currency translation adjustment	-	-	-	-	-	(17,107)	(17,107)
Net loss	-	-	-	-	(1,968,534)	-	(1,968,534)
Balance as of June 30, 2025	65,298,332	$62,737,330	306	$-	$(33,536,043)	$(266,313)	$28,934,974

Stock-based compensation - stock options		86,117	-	-	-	-	86,117
Foreign currency translation adjustment	-	-	-	-	-	(8,740)	(8,740)
Net loss	-	-	-	-	(1,122,592)	-	(1,122,592)
Balance as of September 30, 2025	65,298,332	$62,823,447	306	$-	$(34,658,635)	$(275,053)	$27,889,759

Balance as of January 1, 2024	50,002,089	$49,661,910	306	$-	$(18,817,857)	$(74,009)	$30,770,044

Proceeds from the exercise of warrants	5,198,540	4,605,458	-	-	-	-	4,605,458
Cashless exercise of stock options	22,484	-	-	-	-	-	-
Stock-based compensation - stock options	-	522,862	-	-	-	-	522,862
Foreign currency translation adjustment	-	-	-	-	-	(142,359)	(142,359)
Net loss	-	-	-	-	(2,476,888)	-	(2,476,888)
Balance as of March 31, 2024	55,223,113	$54,790,230	306	$-	$(21,294,745)	$(216,368)	$33,279,117

Stock-based compensation - stock options	-	236,442	-	-	-	-	236,442
Foreign currency translation adjustment	-	-	-	-	-	(62,520)	(62,520)
Net loss	-	-	-	-	(2,625,522)	-	(2,625,522)
Balance as of June 30, 2024	55,223,113	$55,026,672	306	$-	$(23,920,267)	$(278,888)	$30,827,517

Stock-based compensation - stock options	-	151,900	-	-	-	-	151,900
Foreign currency translation adjustment	-	-	-	-	-	14,018	14,018
Net loss	-	-	-	-	(2,241,170)	-	(2,241,170)
Balance as of September 30, 2024	55,223,113	$55,178,572	306	$-	$(26,161,437)	$(264,870)	$28,752,265

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows Used In Operating Activities:
Net loss	$(5,728,741)	$(7,343,580)
Reconciliation of net loss to cash used in operating activities:
Depreciation	610,715	433,148
(Gain) loss on the sale of equipment	(5,120)	1,998
Accretion of asset retirement obligations	471	9,164
Stock-based compensation	510,461	893,688
Change in marketable securities	-	385
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(175,991)	221,742
Other assets	(6,175)	-
Accounts payable and accrued liabilities	(10,363)	2,319
Asset retirement obligations	-	12,154
Contingent consideration	21,850	6,170
Net cash used in operating activities	(4,782,893)	(5,762,812)

Cash Flows Used In Investing Activities
Purchase of property, plant & equipment and mineral properties	(400,426)	(1,182,935)
Proceeds from sale of equipment	25,169	4,000
Net cash used in investing activities	(375,257)	(1,178,935)

Cash Flows Provided By Financing Activities
Proceeds from private placement, net	3,331,687	-
Proceeds from warrant exercises	-	4,605,458
Net cash provided by financing activities	3,331,687	4,605,458

Effect of foreign exchange rate on cash	(39,722)	(173,345)

Net decrease in cash and cash equivalents and restricted cash	(1,866,185)	(2,509,634)

Cash and cash equivalents and restricted cash - beginning	6,295,624	9,969,029

Cash and cash equivalents and restricted cash - ending	$4,429,439	$7,459,395

Cash and cash equivalents	$3,191,886	$6,646,402
Restricted cash, current portion	75,057	75,075
Restricted cash, noncurrent	1,162,496	737,918
Total cash and cash equivalents and restricted cash	$4,429,439	$7,459,395

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 2 – Liquidity and going concern

With the exception of the quarter ended June 30, 2022, the Company has incurred losses from its operations. During the three and nine months ended September 30, 2025, the Company generated a net loss of $1,122,592 and $5,728,741, respectively. The Company expects to generate operating losses for the foreseeable future as it incurs expenses to bring its mineral processing facilities online and further expands its mining operations. As of September 30, 2025, the Company had an accumulated deficit of $34,658,635 and working capital of $3,136,193.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes, the sale of its common shares and from limited revenue sources. On October 14, 2025, the Company closed a brokered private placement of 6,555,556 units at a price of $0.64 (CAD $0.90) per unit. The aggregate gross proceeds raised in the private placement amounted to $4,202,281 (CAD $5,900,000). On June 13, 2025, the Company closed a brokered private placement of 5,911,786 units at a price of $0.63 (CAD $0.85) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,693,424 (CAD $5,025,018) and proceeds net of issuance costs were $3,331,687 (CAD $4,532,939). Of the 5,911,786 common shares and warrants issued to investors, 117,647 were issued to Mr. Glasier for his participation in the private placement (see Note 8). During November 2024, the Company closed a private placement of 4,142,906 units at a price of $0.94 (CAD $1.32) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,897,166 (CAD $5,468,636) and proceeds net of issuance costs were $3,546,870 (CAD $4,975,966). During year ended December 31, 2024, the Company received $4,605,458 (CAD $6,238,248) in proceeds from the exercise of common share warrants to purchase 5,198,540 common shares.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. However, in the opinion of management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these condensed interim consolidated financial statements. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2024, as filed with the Commission on April 15, 2025. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 notwithstanding its foreign private issuer status. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2025.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, CONTINUED

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of net loss per share for each of the three and nine months ended September 30, 2025 and 2024 is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Warrants to purchase common shares	15,738,059	5,578,739	15,738,059	5,578,739
Options to purchase common shares	5,390,000	4,473,334	5,390,000	4,473,334
Total potentially dilutive securities	21,128,059	10,052,073	21,128,059	10,052,073

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY

The Company’s property, plant & equipment and mineral properties, net and kinetic separation intellectual property are:

	Estimated Useful Lives	As of September 30, 2025	As of December 31, 2024
Mineral properties	N/A	$11,688,841	$11,688,841
Mining equipment	5 years	3,479,734	3,260,879
Vehicles	5 years	1,056,720	1,094,297
Plant facilities	5 - 10 years	281,959	207,490
Software	5 years	9,120	9,120
Construction in progress	N/A	144,573	36,343
Land	N/A	2,334,050	2,334,050
Total property, plant & equipment and mineral properties		$18,994,997	$18,631,020
Less: accumulated depreciation		1,522,766	928,451
Property, plant & equipment and mineral properties, net		$17,472,231	$17,702,569
Kinetic separation intellectual property		$9,488,051	$9,488,051

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of September 30, 2025 include: The San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. The Company is obligated to remit a 1.0% royalty based upon the market value of uranium recovered from these mining properties. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of September 30, 2025 include: Hansen, North Hansen and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County, Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, and Wyoming. All of the mining assets represent properties which have previously been mined, to different degrees, for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

During the nine months ended September 30, 2025 and 2024, Western made purchases of $400,426 and $1,182,935, to increase the Company’s mining and processing capacities. During the three and nine months ended September 30, 2025, depreciation expense was $210,207 and $610,715, of which $208,986 and $607,866 was included in mining expenditures and $1,221 and $2,849 was included in general and administrative on the Company’s condensed interim consolidated statements of operations and other comprehensive loss, respectively. During the three and nine months ended September 30, 2024, depreciation expense was $168,782 and $433,148, respectively, which was included in mining expenditures on the Company’s condensed interim consolidated statements of operations and other comprehensive loss.

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

Deliveries of uranium bearing ore to Purchaser began in June 2025. Revenue related to shipments are recognized after title for stockpiled ore passes to the Purchaser. Such title passes upon the Purchaser having received, weighed and graded the deliveries for the lot. During the three and nine months ended September 30, 2025, the Company recognized revenue from the sale of ore, net of royalty, of $297,285. As of September 30, 2025, included within other current assets on the consolidated balance sheet, was a receivable from the Purchaser in the amount of $297,285.

On June 12, 2025, the Company funded a $50,000 surety bond for San Miguel County, Colorado. This bond was a precondition to acquiring a permit for hauling on the county’s road system; acquiring this permit allowed the Company to commence deliveries in June 2025.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY, continued

Oil and Gas Lease and Easement

In 2017, the Company entered into an oil and gas lease that became effective with respect to minerals and mineral rights owned by the Company on approximately 160 surface acres of the Company’s property in Colorado. As consideration for entering into the lease, the lessee has agreed to pay the Company a royalty from the lessee’s revenue attributed to oil and gas produced, saved, and sold attributable to the net mineral interest. The Company has also received cash payments from the lessee related to the easement that the Company is recognizing incrementally over the eight year term of the easement. As of September 30, 2025, all sixteen (16) wells remain in production and monthly royalty payments will be ongoing in perpetuity as long as oil and/or gas are produced from the pooled unit containing these sixteen (16) wells.

During the three months ended September 30, 2025 and 2024, the Company recognized aggregate revenue of $31,107 and $52,981, respectively, and for the nine months ended September 30, 2025 and 2024, the Company recognized aggregate revenue of $102,837 and $147,035, respectively, under these oil and gas lease arrangements.

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

The Company determined the aggregate gross AROs of the mineral properties to be $1,187,553 and $1,163,978 as of September 30, 2025 and December 31, 2024, respectively. The portion of the asset retirement obligations related to the Van 4 Mine, which is in reclamation as of September 30, 2025, and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. During the three and nine months ended September 30, 2025, the Company’s internal mining operations team has been performing the Van 4 Mine reclamation work, and the State of Colorado has not yet reduced the associated asset retirement obligation amount.

The Company’s asset retirement obligations are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The asset retirement obligations represent the Company’s estimate of the present value of future reclamation costs, discounted using a credit adjusted risk-free interest rate of 5.4% as of September 30, 2025 and December 31, 2024. The net discounted aggregated values as of September 30, 2025 and December 31, 2024 were $410,569 and $410,098, respectively. On March 13, 2025, the Company remitted $351,131 in connection with the reevaluation of reclamation costs for existing mining properties. Financial warranties to secure AROs as of September 30, 2025 and December 31, 2024 were $1,187,553 and $812,993, respectively.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY, continued

Asset Retirement Obligations, continued

Asset retirement obligation activity consists of:

	For the Nine Months Ended September 30,
	2025	2024
Beginning balance at January 1	$410,098	$316,619
Addition	6,713	-
Adjustment to asset retirement obligations	(19,307)	12,154
Accretion	13,065	9,164
Ending Balance at September 30	$410,569	$337,937
Less: Asset retirement obligations, current portion	75,057	75,057
Asset retirement obligations, net of current portion	$335,512	$262,880

Topaz Mine Permitting Status

Upon an order from the Mined Land Reclamation Board (“MLRB”) in March 2023, the Topaz Mine was put into reclamation which is scheduled to be completed by March 2028. The Company has been working toward the completion of an updated Topaz Mine Plan of Operations (“Topaz Mine Plan”), which is a separate federal requirement of the U.S. Bureau of Land Management (“BLM”) for the conduct of mining activities on the federal land at the Topaz Mine. This is a prerequisite to re-permit the Topaz Mine with Colorado’s DRMS. In connection with the Topaz Mine Plan, an environmental assessment was prepared by an outside consultant and submitted to the BLM on June 24, 2024. The BLM issued a letter to the Company on August 2, 2024 advising that the application for the Topaz Mine Plan had run past its allowed evaluation period and was cancelled. Pursuant to the Fiscal Responsibility Act of 2023, each permitting project has a one year time limit for the BLM to complete a review. Under the transitional rules, the Topaz project was not eligible for an extension due to its duration. However, the project can be resubmitted and be picked up where it was left off. The re-scoping process will need to be repeated to start the one-year time clock. Consultants have completed new work toward gathering additional inputs for the BLM resubmission, but have not yet restarted the BLM clock by making an amended submission.

San Rafael Permitting Status

The San Rafael Uranium Project, located in Emery County, Utah, is being developed as a Company production facility. During the second quarter 2024, Western submitted a Notice of Intent to the BLM that was approved for a mineral and groundwater exploration project. During the third quarter of 2024, Utah’s Division of Oil, Gas & Mining gave its approval of the exploration permit application and the Company posted a $61,403 Financial Guarantee of reclamation costs with the BLM. Following the completion of repairs to access roads, the phase 1 drilling program is eligible to begin. Initially, groundwater monitoring wells will be installed at five drilling locations, reaching depths of approximately 1,000 feet. During the borehole completion process, mineralization will also be assessed and confirmed against historical drill data. This project will provide the baseline data needed for permitting application submission.

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

NOTE 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	As of
	September 30, 2025	December 31, 2024
Trade accounts payable	$465,512	$515,532
Accrued liabilities	196,166	156,509
Total accounts payable and accrued liabilities	$661,678	$672,041

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to ratably receive such dividends, if any, as may be declared by the board of directors, out of legally available funds. Upon the liquidation, dissolution, or winding down of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of September 30, 2025 and December 31, 2024, an unlimited number of common shares were authorized for issuance.

Private Placements

On June 13, 2025, the Company closed a private placement of 5,911,786 units at a price of $0.63 (CAD $0.85) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,693,424 (CAD $5,025,018) and proceeds net of issuance costs were $3,331,687 (CAD $4,532,939). Each unit is comprised of one common share of Western and one common share purchase warrant. Each warrant is exercisable into one common share at a price of $0.77 (CAD $1.05) per share for a period of four years following the closing date of the private placement. A total of 5,911,786 common shares and warrants to purchase 5,911,786 common shares were issued to investors and warrants to purchase 206,913 common shares were issued to broker dealers in connection with the private placement. Of the 5,911,786 common shares and warrants issued to investors, 117,647 were issued to Mr. Glasier for his participation in the private placement (see Note 8).

Warrant Exercises

There were no warrant exercises during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, an aggregate of 0 and 5,198,540 warrants were exercised for total proceeds of $0 and $4,605,458 (CAD $6,238,248).

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of September 30, 2025, a total of 65,298,332 common shares were outstanding. As of September 30, 2025, the maximum number of stock options eligible to be issued under the Plan would be 6,529,833 and net of 5,390,000 options outstanding as of September 30, 2025, there remain 1,139,833 stock options available to be issued under the Plan.

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

Stock Options

There were no stock options granted during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company granted a stock option to a director for the purchase of 100,000 shares of common stock with a weighted average grant date fair value of $0.80 per share.

During the nine months ended September 30, 2025, the Company issued 3,850 common shares pursuant to the cashless exercise of options to purchase 83,332 common shares with an exercise price of $0.79 (CAD $1.03).

During the nine months ended September 30, 2024, the Company issued 22,484 common shares pursuant to the cashless exercise of options to purchase 41,666 common shares with an exercise price of $0.79 (CAD $1.03).

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options, continued

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding – January 1, 2025	5,723,336	$1.14	3.80	$-
Granted	-	-
Forfeited and expired	(250,004)	0.79
Exercised	(83,332)	0.79
Outstanding – September 30, 2025	5,390,000	$1.16	3.27	$-
Exercisable – September 30, 2025	4,931,654	$1.18	3.08	$-

The Company’s stock-based compensation expense (net of the effect of forfeitures) related to stock options for the three months ended September 30, 2025 was $89,372 of which $17,875 and $71,497 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense related to stock options for the three months ended September 30, 2024 was $149,038, of which ($3,918) and $152,956 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense (net of the effect of forfeitures) related to stock options for the nine months ended September 30, 2025 was $510,461 of which $102,107 and $408,354 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense related to stock options for the nine months ended September 30, 2024 was $893,688, of which $203,607 and $690,081 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. As of September 30, 2025, there was approximately $74,921 of unrecognized share-based compensation for unvested stock options, which is expected to be recognized over a weighted average period of 0.34 years.

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value

Outstanding – January 1, 2025	9,718,345	$1.52	2.76	$-
Issued	6,118,699	0.77
Exercised	-	-
Expired/Forfeited	(98,985)	2.00
Outstanding – September 30, 2025	15,738,059	$1.12	2.68	$87,902
Exercisable – September 30, 2025	15,738,059	$1.12	2.68	$87,902

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 7 – Mining Expenditures

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Mining costs	$351,823	$614,454	$1,597,094	$1,967,452
Permits	34,272	28,267	116,740	91,904
Labor and related benefits	443,363	523,622	1,947,841	1,795,517
Royalties	1,502	-	5,300	5,300
Total mining expenses	$830,960	$1,166,343	$3,666,975	$3,860,173

Joint Venture

During February 2024, PRM entered into a joint venture agreement with Rimrock Exploration and Development Inc. (“Rimrock”) to explore, develop and mine (the “Mining Operations”) certain uranium and vanadium permitted mines and mining claims located in Colorado and owned by Rimrock (the “JV”). Pursuant to the terms of the JV, Rimrock contributed certain assets into the JV and PRM contributed $200,000 (the “Initial Contribution”) to be used to fund the Mining Operations. Thereafter, each party will own a 50% interest in the assets of the JV. During the initial phase of the JV, Rimrock will be the operator and the permits and licenses for the operator will remain in the name of Rimrock. The JV intends to sell the mined material to the Company under terms to be determined. During the term of the JV, PRM will pay the costs of the Mining Operations and will be entitled to recover 50% of such costs subsequent to the contribution of the full amount of the Initial Contribution. The JV will fund the recovery payments to be made to PRM from the proceeds of the sale of mined material. During the three months ended September 30, 2025 and 2024, PRM funded an aggregate of $99 and $55,643, respectively (inclusive of funding the Initial Contribution) to the JV, which was expensed to mining expenditures within the condensed interim consolidated statements of operations and other comprehensive loss and reflected within mining cost in the table above. During the nine months ended September 30, 2025 and 2024, PRM funded an aggregate of $593 and $234,192, respectively (inclusive of funding the Initial Contribution) to the JV, which was expensed to mining expenditures within the condensed interim consolidated statements of operations and other comprehensive loss and reflected within mining cost in the table above. The Company has completed its earn-in through the Initial Contribution and now owns a 50% interest in the assets of the JV.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 8 – Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $330,988 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. The Company assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $330,988 and $309,138 as of September 30, 2025 and December 31, 2024, respectively.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. The Company incurred rent expense of $26,325 and $26,325 in connection with these arrangements for the three months ended September 30, 2025 and 2024, respectively. The Company incurred rent expense of $79,921 and $76,175 in connection with these arrangements for the nine months ended September 30, 2025 and 2024, respectively.

The Company is obligated to pay Mr. Glasier for reimbursable expenses in the amount of $45,038 and $83,554, included within accounts payable and accrued liabilities, as of September 30, 2025 and December 31, 2024, respectively.

During the nine months ended September 30, 2024, the Company purchased approximately $9,000 of mining related equipment from Silver Hawk Ltd.

NOTE 9 – Subsequent eventS

Private Placement

On October 14, 2025, the Company closed a brokered private placement of 6,555,556 units at a price of $0.64 (CAD $0.90) per unit. The aggregate gross proceeds raised in the private placement amounted to $4,202,281 (CAD $5,900,000). Each unit is comprised of one common share of Western and one common share purchase warrant. Each warrant is exercisable into one common share at a price of $0.85 (CAD $1.20) per share for a period of 54 months following the closing date of the private placement. A total of 6,555,556 common shares and warrants to purchase 6,555,556 common shares were issued to investors and warrants to purchase 229,444 common shares were issued to broker dealers in connection with the private placement. A 7% cash commission and broker warrants equal to 3.5% of the number of units sold, each exercisable into one common share at the issue price for a period of 54 months following the closing date, will be issued to the sole underwriter in connection with the offering.

Acquisition of Uranium Claims

On October 8, 2025, PRM closed on the purchase of a 50% interest in a package of unpatented mineral lode claims (the “Claims”). PRM paid $250,000 for a 50% ownership interest in a drilled-out uranium-vanadium deposit situated on 240 acres that is located on BLM land in Montrose County, Colorado. The 50% of mineral claims that are not owned by PRM continue to be owned by Mr. George Glasier, the Company’s CEO. The Uranium Ridge Project is located in close proximity to the Company’s proposed Mustang mineral processing plant.

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

On August 18, 2014, the Company closed on the purchase of certain mining properties in Colorado and Utah from Energy Fuels Holding Corp. Assets purchased included both owned and leased lands in Utah and Colorado, and all represent properties that have been previously mined for uranium to varying degrees in the past. The acquisition included the purchase of the Sunday Mine Complex. The Sunday Mine Complex is located in western San Miguel County, Colorado. The complex consists of the following five individual mines: the Sunday mine, the Carnation mine, the St. Jude mine, the West Sunday mine and the Topaz Mine. The operation of each of these mines requires a separate permit, and all such permits have been obtained by Western and are currently valid. Notably, for the Topaz Mine, which at the present time is permitted and is scheduled for reclamation, the process is underway for it to be re-permitted. In addition, each of the mines has good access to a paved highway, electric power to existing declines, office/storage/shop and change buildings, and an extensive underground haulage development with several vent shafts complete with exhaust fans. The Sunday Mine Complex is the Company’s core resource property and in July 2021 was assigned “Active” status when mining operations were restarted.

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

Recent Developments

Uranium Markets and Western Strategy

Between July 2024 and August 2025, the uranium term price was in the $80.00 to $81.50 range until its rise to $83/lb in September 2025 and $85/lb in October 2025. The uranium spot market has experienced more volatility, peaking at $106/lb in January 2024, and declining into a 2025 trading range of $64/lb to $78/lb through August 2025. In September 2025 and October 2025 spot prices rallied above $80/lb, before declining back into the 2025 trading range in November 2025. The recent rally was ignited in mid-September by President Trump and DOE Secretary Wright touting U.S. nuclear power and the U.S. domestic fuel cycle, which rallied uranium equity markets. In 2024, Western responded to favorable market conditions by aggressively ramping up operations and expanding production capacity primarily at its 100% owned Sunday Mine Complex. While uranium spot prices weakened late in 2024, we had anticipated a recovery in 2025, supported by the U.S. ban on Russian uranium (effective 2028) and the Trump administration’s strong backing of nuclear energy and domestic mining. The Company’s interpretation of market signals was that uranium markets would stabilize at replacement price levels. However, given recent turbulence in global commodity and financial markets, along with geopolitical uncertainties, we have shifted to a more conservative stance, increasingly focusing on cost control and strategic discipline. We continued to observe capital market volatility fueled by political and trade uncertainties related to the ongoing tariff situation initiated by the current US Administration and the U.S. government shutdown.

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

Uranium Ridge Project

On October 8, 2025, Western, through its wholly owned subsidiary, PRM, closed on the acquisition of a package of unpatented mineral lode claims (the “Claims”). The Company paid $250,000 for the acquisition, securing a 50% ownership interest in the area covered by historic drilling. The Claims encompass a drilled-out uranium-vanadium deposit situated on ~240 acres that is located on BLM land in Montrose County, Colorado. As part of the acquisition strategy, Western has also staked additional claims surrounding the property, adding 500 acres with significant exploration potential to expand the historical resource. The Company has named this resource property the Uranium Ridge Project (“Uranium Ridge”), which is a combination of the acquired claims and the newly staked claims. The 50% of mineral claims that are not owned by PRM continue to be owned by Mr. George Glasier, the Company’s CEO. Mr. Glasier has indicated his willingness to make his personal interest available to the Company on appropriate terms if the Company deems it to be desirable. Uranium Ridge is located in close proximity to Western’s proposed Mustang mineral processing plant site, which is being advanced as a key regional processing hub. By securing nearby resources, Western expects to reduce haulage costs, streamline logistics, and capture significant processing efficiencies, directly translating into increased value for shareholders. After the completion of the drill program at the Van 4, Uranium Ridge is targeted for a similar confirmation and exploration drill program. The objectives are to confirm the historic drilled-out resources and expand the resource to the peripheral newly added 500 acres of claims acquired by staking.

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

On June 12, 2025, the Company funded a $50,000 surety bond for San Miguel County, Colorado, which allowed the Company to commence deliveries in late June 2025. During April and May, the Company focused on the operational preparations required to begin hauling material. Also during this period, an additional ore pad was constructed, equipment and vehicles were prepared, and new equipment was purchased. During the period from late June through September, Western delivered approximately 1,600 tons of mined material from the Sunday Mine Complex to the White Mesa Mill. Hauling capacity proved a limiting factor as all deliveries were completed by Western employees, alternating driving duties, utilizing a single Company truck to make ~20 ton deliveries. Most of the uranium-bearing feedstock utilized to make deliveries under the Ore Purchase Agreement originated from underground stockpiled materials from historical work projects, predominantly from the December 2021 through March 2022 project. This was supplemented by a small amount of new production from the Sunday Mine Complex. During the three and nine months ended September 30, 2025, we recognized revenue from the sale of ore, net of royalty, of $297,285. As of September 30, 2025, included within other current assets on the consolidated balance sheet were receivables in the amount of $297,285 due from Purchaser. At the end of September, Western made the decision to pause additional future deliveries in favor of focusing the mining staff on development projects, thus retaining stockpiled materials for Western’s processing plant that is targeted to come online in 2029.

Mustang Mineral Processing Plant

We are prioritizing the development of the Mustang Mineral Processing Plant (Mustang) in Colorado due to its close proximity to the SMC and lower hauling costs in comparison to the Maverick Minerals Processing Plant in Utah. In preparing the new licensing and permitting application, Western expects to benefit from the prior site owner’s completion of all phases of licensing and permitting of their Pinon Ridge Mill project. This facility will be designed to recover uranium and vanadium both from conventional materials mined from Company mines and materials produced by other mining companies. After permitting and construction, and subject to available financing, the processing of uranium and vanadium materials is targeted to commence in 2029. The Colorado milling license that Western is currently seeking will incorporate Kinetic Separation via an amendment to the initial license – as Western’s current plan is to submit a licensing application that is substantially identical to the application that was used previously for the Pinon Ridge Mill (which did not include the Company’s Kinetic Separation technology). Site improvements commenced during the fourth quarter 2024, as monitoring equipment and infrastructure were installed and the existing roads were graded. Official baseline data collection at Mustang began on January 22, 2025, for the first quarter ended March 31, 2025. Data has been continuously collected for the first three quarters of 2025, and the report is being compiled for the quarter-ended September 30, 2025. Results to date for both water and air quality are consistent with prior data collected by the former owners. Data collection and compilations will continue into 1Q 2026, allowing the team to also begin preparing the radioactive materials license application in 1Q 2026 with the goal of submitting the application during 3Q 2026. Mustang’s completion is critical for in-house yellowcake production.

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

With uranium pricing still at suppressed levels, there has been a corresponding reduction in mining operations in 2025. The development of the Sunday Mine Complex became a secondary focus during the second and third quarters 2025 as the mining team alternated between mine development and hauling / delivery activities related to the Ore Purchase Agreement. In the first quarter of 2025, the extension of the GMG deposit secondary escape became the main underground project.

During 2025, Western extended work in three areas of the GMG deposit and advanced the Leonard & Clark decline. We plan to continue, on a smaller scale, to rehabilitate additional Sunday Mine Complex areas which indicate defined uranium mineralization. Notably, this additional rehabilitation would further expand capacity. Current development supports the potential for full production.

Sunday Mine Complex Drilling Program

The first phase of the horizontal underground drilling program has now been successfully completed. The program employed rigorous quality control, including twinning holes, assaying, and drilling core samples. The program included 20,366 feet of drilling plus an additional 1,655 feet of core drilling. Half of these core holes targeted mineralized faces identified during underground development, while the other half confirmed previously identified ore zones. Geotechnical and geological logging also mapped major faults and weak ground conditions. The program confirmed five mineralized pockets in the GMG drift and outlined the deposit’s overall shape and trend. The horizontal drilling program defined mineralized deposits but did not establish deposit thickness. A second program phase would necessitate surface/vertical drilling to capture thickness data to update geologic resource estimates. Having successfully completed the initiatives at the Sunday Mine Complex, we gradually reduced staffing through attrition, consultant cutbacks, selective layoffs, and redeployment. These efficiency measures have been taken to align the workforce with Company capitalization levels. During mine development activities, we have attempted to drift around mineralization, leaving the seam faces for quick access during the next period of full production.

Additional Projects To Expand Production Capacity

Looking forward, Management is considering opportunities across our property portfolio to increase production capacity that are less capital intensive. These include re-permitting the Topaz Mine, rehabilitating the Sage Mine, reassessing the Van 4 Mine for decline/portal access rather than utilizing the previously reclaimed shaft, and additional development of the Rimrock JV mines. The project to advance permitting of the San Rafael Project is included in this group, and discussed in more detail below. Progress has been made on each of these initiatives. At the Topaz Mine, a new monitor well has been drilled and is actively being flushed in preparation for the delivery of new monitoring equipment. Once installed, we will commence the water quality sampling program. At the Sage Mine, we have now received both state and BLM approvals to commence limited work at this mine. For the Van 4, the team is preparing a vertical drill rig to begin a drilling program with both development and exploration/ resource expansion objectives.

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

Infrastructure

Western expanded its fleet of mining equipment and vehicles in 2023/2024 by purchasing discounted used equipment and reconditioning it with an in-house team of mechanics. This approach has the advantage of putting equipment into reliable high-volume usage condition at a fraction of the cost, while mitigating supply chain issues. The Company has sought cost savings in this area by limiting new purchases in 2025 and opting to rehabilitate the remainder of the fleet over a longer duration. Most purchases made in 2025 were required for hauling uranium-bearing material to the White Mesa Mill.

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

During the three months ended September 30, 2025 and 2024, we recognized aggregate revenue of $31,107 and $52,981, respectively, and for the nine months ended September 30, 2025 and 2024, we recognized aggregate revenue of $102,837 and $147,035, respectively, under these oil and gas lease arrangements. For the three and nine months ended September 30, 2025, oil and gas royalties declined due to lower volumes attributable to production decline curves.

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

The Trump Administration has put forth multiple measures that are very positive for U.S. domestic energy and mining and for Western. On February 14, 2025, President Trump signed an Executive Order creating the National Energy Dominance Council. On March 20, 2025, to boost domestic production of critical minerals and reduce reliance on foreign imports, President Trump signed an Executive Order titled “Immediate Measures to Increase American Mineral Production.” On April 9, 2025, President Trump signed an Executive Order entitled “Zero-based Regulatory Budgeting to Unleash American Energy” to reduce costs on energy production by requiring conditional sunset dates for regulations. Then on April 15, 2025, an Executive Order was released entitled “Ensuring National Security and Economic Resilience through Section 232 Actions on Processed Critical Minerals and Derivative Products”. The Department of the Interior followed on April 23, 2025, by implementing emergency permitting procedures to strengthen domestic energy supply. In April / May 2025, in response to President Trump’s earlier March 20, 2025 Executive Order, the Federal Permitting Improvement Steering Council announced the first two waves of critical mineral production projects selected to benefit from expedited permitting; the second included two uranium projects. On May 23, 2025, President Trump signed four Executive Orders specific to boosting the U.S. domestic nuclear fuel cycle. This incited a strong uranium mining stock rally the following day. Since taking office, President Trump has signed no fewer than 10 Executive Orders to boost the energy sector that we believe to be directly or indirectly beneficial to nuclear and/or uranium mining industries. On November 7, 2025 the U.S. Geological Survey published the final 2025 List of Critical Minerals, and uranium was added to the list. The Trump administration is expanding the list amid efforts to boost domestic mining and cut reliance on imports for those minerals it deems essential for the U.S. economy and national security. As a result, uranium projects qualify increasingly for federal incentives, national stockpiling, and priority research.

During August 2025, DOE’s Office of Nuclear Energy established the Defense Production Act (DPA) Consortium that will seek participation by U.S. companies through voluntary agreements. It was announced that “Under the DPA Consortium, voluntary agreements will allow industry consultation to develop plans of action to ensure that the nuclear fuel supply chain capacity for mining and milling, conversion, enrichment, deconversion, fabrication, recycling and reprocessing is available to enable the continued reliable operation of the nation’s reactors.” Due to the U.S. government shutdown, the first meeting of the DPA Consortium was rescheduled from October 14, 2025 to October 23, 2025. In mid-September, President Trump and DOE Secretary Wright touted U.S. nuclear power, the potential for new advancements, and the U.S. domestic fuel cycle which rallied uranium equity markets for a few weeks.

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

Nuclear Fuel and Uranium Market Conditions

The uranium term price was in the $80.00 to $81.50 range between July 2024 and August 2025, until its rise to $83/lb in September 2025 and $85/lb in October 2025. The uranium spot market has experienced more volatility, peaking at $106/lb in January 2024, and declining into a 2025 trading range of $64/lb to $78/lb through August 2025. In September 2025 and October 2025 spot prices rallied above $80/lb, before declining back into the 2025 trading range in November 2025. In 2023/2024, spot uranium prices reacted to supply/demand constraints and geopolitical risks. Positive catalysts across multiple levels of the nuclear fuel and uranium markets have set in motion uranium market and nuclear fuel opportunities for the next decade and beyond. Underlying fundamentals are the strongest in decades. This is attributable to multiple factors, including climate change, energy security, supply chain and energy scarcity initiatives. The supply/demand imbalance has flipped from a market with excess supply into a market with excess future demand. With the reduced availability of secondary supplies, utilities have begun adding multi-year contracts with mining companies for primary supply. The drivers expanding the demand for nuclear fuel include non-nuclear nations adding nuclear power generation, nuclear nations expanding fleets and/or extending lives of existing reactors, idled nuclear reactors being redeployed, the reversal of phase-outs and shutdowns, and the deployment of advanced reactors / SMRs. However, the challenge is in meeting increasing demand simultaneously with supply constraints from the world’s largest suppliers. In spite of all these favorable attributes, spot uranium prices have declined in 2025 versus 2024 levels, as have the equities of junior uranium miners. We anticipate that both will rebound to reflect the underlying positive fundamentals in the nuclear/uranium sector. Multiple market analysts have flagged low availability of mobile secondary inventories. We believe the continued draw down of inventories to be a market catalyst for uranium prices.

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

During October 2023, geopolitical instabilities spread further to the Middle East after a Hamas attack on Israel triggered a counterattack by Israel on the Gaza Strip. This additional hot spot further increases volatility in the world and destabilizes the Middle East region that is highly influential on global energy prices. The Israel-Hamas hostilities have escalated over the Summer of 2024 and then spread to other countries in the Middle East. At the beginning of 2025, Israel and Hamas agreed to a ceasefire which ended in March 2025; the hostilities resumed in March and it is not clear when and if the combatants will be able to negotiate a new ceasefire or an end to military actions. In August 2025, the Israeli Prime Minister spoke of Israel’s intention to take control of the entire Gaza Strip and said that he will be seeking backing from Israeli government ministers. On June 13, 2025, Israel attacked key nuclear and military facilities in Iran with Iranian military responding with attacks on Israel soon after. The conflict escalated quickly, which raised significant concerns for the stability of the region and oil prices increased sharply in the first days of the war. On June 22, 2025, the United States military bombed a number of Iranian nuclear sites in a move to force Iranian authorities to negotiate a nuclear treaty and end the hostilities. Subsequently, both Israel and Iran began to abide by a ceasefire, which appears to be holding. U.S. President Trump presented a 20-point Gaza ceasefire plan and pressured both sides forcing Israel and Palestinians into indirect negotiations and a ceasefire resulted. This resulted in a hostage-prisoner exchange in October 2025 where the release of the remaining living Israeli hostages were exchanged for almost 2,000 Palestinian prisoners and detainees held by Israel. The hope is for a post-war governance plan that will result in a lasting ceasefire; negotiations are ongoing.

Private Placements

On June 13, 2025, the Company closed a private placement of 5,911,786 units at a price of $0.63 (CAD $0.85) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,693,424 (CAD $5,025,018) and proceeds net of issuance costs were $3,331,687 (CAD $4,532,939). Each unit is comprised of one common share of Western and one common share purchase warrant. Each warrant is exercisable into one common share at a price of $0.77 (CAD $1.05) per share for a period of four years following the closing date of the private placement. A total of 5,911,786 common shares and warrants to purchase 5,911,786 common shares were issued to investors and warrants to purchase 206,913 common shares were issued to broker dealers in connection with the private placement. Of the 5,911,786 common shares and warrants issued to investors, 117,647 were issued to Mr. Glasier for his participation in the private placement.

On October 14, 2025, the Company closed a brokered private placement of 6,555,556 units at a price of $0.64 (CAD $0.90) per unit. The aggregate gross proceeds raised in the private placement amounted to $4,202,281 (CAD $5,900,000). Each unit is comprised of one common share of Western and one common share purchase warrant. Each warrant is exercisable into one common share at a price of $0.85 (CAD $1.20) per share for a period of 54 months following the closing date of the private placement. A total of 6,555,556 common shares and warrants to purchase 6,555,556 common shares were issued to investors and warrants to purchase 229,444 common shares were issued to broker dealers in connection with the private placement. A 7% cash commission and broker warrants equal to 3.5% of the number of units sold, each exercisable into one common share at the issue price for a period of 54 months following the closing date, will be issued to the sole underwriter in connection with the offering.

Results of Operations

The following table presents the Company’s financial results for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$328,392	$52,981	$400,122	$147,035

Expenses
Mining expenditures	830,960	1,166,343	3,666,975	3,860,173
Professional fees	89,518	127,049	504,435	484,926
General and administrative	519,291	813,403	1,796,763	2,604,516
Consulting fees	60,415	247,850	251,199	738,204
Total operating expenses	1,500,184	2,354,645	6,219,372	7,687,819
Operating loss	(1,171,792)	(2,301,664)	(5,819,250)	(7,540,784)

Interest income, net	44,080	62,492	85,389	199,202
Other income (loss), net	5,120	(1,998)	5,120	(1,998)

Net loss	(1,122,592)	(2,241,170)	(5,728,741)	(7,343,580)

Other comprehensive (loss) income
Foreign currency translation adjustment	(8,740)	14,018	(41,182)	(190,861)

Comprehensive loss	$(1,131,332)	$(2,227,152)	$(5,769,923)	$(7,534,441)

Three Months Ended September 30, 2025 as Compared to the Three Months Ended September 30, 2024

Summary:

Our condensed consolidated net loss for the three months ended September 30, 2025 and 2024 was $1,122,592 and $2,241,170, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the three months ended September 30, 2025 and 2024 was $1,131,332 and $ 2,227,152, respectively.

Revenues

Our revenues for the three months ended September 30, 2025 and 2024 were $328,392 and $52,981, respectively. The increase in revenues of $275,411, or 520% was primarily related to $297,285 of revenue from the sale of uranium bearing material during the three months ended September 30, 2025 as compared to receiving only oil and gas royalties during the three months ended September 30, 2024.

Mining Expenditures

Mining expenditures for the three months ended September 30, 2025 were $830,960 as compared to $1,166,343 for the three months ended September 30, 2024. The decrease in mining expenditures of $335,383, or 29% was principally attributable to decreases in mining supplies and services, reduced Rimrock joint venture costs, lower non-cash stock-based compensation expense, and lower payroll expenses due to a reduction in headcount. During the quarter, the operations team notably shifted their focus toward making deliveries of previously stockpiled material.

Professional Fees

Professional fees for the three months ended September 30, 2025 were $89,518 as compared to $127,049 for the three months ended September 30, 2024. The decrease in professional fees of $37,531 or 30% was attributable to reduced public company costs.

General and Administrative

General and administrative expenses for the three months ended September 30, 2025 were $519,291 as compared to $813,403 for the three months ended September 30, 2024. The decrease in general and administrative expense of $294,112, or 36% is primarily due to a decrease in compensation expenses due to a reduced headcount, and a decrease in non-cash stock-based compensation expense.

Consulting Fees

Consulting fees for the three months ended September 30, 2025 were $60,415 as compared to $247,850 for the three months ended September 30, 2024. The decrease in consulting fees of $187,435, or 76% was due to a spending shift in the mineral processing plant licensing efforts. Consulting fees for the three months ended September 30, 2025 consisted principally of baseline data collection costs, whereas the cost in the prior period consisted principally of third-party engineering and design costs.

Interest Income, Net

Interest income, net for the three months ended September 30, 2025 was $44,080 as compared to $62,492 for the three months ended September 30, 2024. The decrease in interest income, net of $18,412, or 29% was principally attributable to a decrease in interest earned due to lower cash balances during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Other Income, Net

Other income, net for the three months ended September 30, 2025 was $5,120 as compared to a loss of $1,998 for the three months ended September 30, 2024. The $7,118 increase in income for the three months ended September 30, 2025 was attributable to the gain on the disposal of equipment, as compared to a loss on disposal of equipment incurred for the three months ended September 30, 2024.

Foreign Currency Translation Adjustment

Foreign currency translation adjustment for the three months ended September 30, 2025 was a loss of $8,740 as compared to a gain of $14,018 for the three months ended September 30, 2024. The shift to a loss for the three months ended September 30, 2025 was principally attributable to a strengthening of the USD versus CAD, as compared to the prior period.

Nine Months Ended September 30, 2025 as Compared to the Nine Months Ended September 30, 2024

Summary:

Our condensed consolidated net loss for the nine months ended September 30, 2025 and 2024 was $5,728,741 and $7,343,580, respectively. The principal components of these period over period changes are discussed below.

Our comprehensive loss for the nine months ended September 30, 2025 and 2024 was $5,769,923 and $7,534,441, respectively.

Revenues

Our revenues for the nine months ended September 30, 2025 and 2024 was $400,122 and $147,035, respectively. The increase in revenues of $253,087, or 172% was primarily related to $297,285 of revenue from the sale of uranium bearing material during the nine months ended September 30, 2025 as compared to receiving only oil and gas royalties during the nine months ended September 30, 2024.

Mining Expenditures

Mining expenditures for the nine months ended September 30, 2025 were $3,666,975 as compared to $3,860,173 for the nine months ended September 30, 2024. The decrease in mining expenditures of $193,198, or 5% was principally attributable to a decrease in mining, drilling, and explosive supplies, reduced Rimrock joint venture costs and lower non-cash stock-based compensation expense. These decreases were principally offset by an increase in payroll and benefits principally due to a reclassification from general and administrative expenses to mining expenses, an increase in depreciation expense from additional equipment, facilities being placed in service during 2025, and an increase in reclamation costs due to the first quarter 2025 completion of the Van 4 reclamation.

Professional Fees

Professional fees for the nine months ended September 30, 2025 were $504,435 as compared to $484,926 for the nine months ended September 30, 2024. The increase in professional fees of $19,509 or 4% was principally attributable to increased audit and accounting costs in connection with the increase in the scale of the Company’s business and mining operations. This was offset partially by a reduction in legal fees.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2025 were $1,796,763 as compared to $2,604,516 for the nine months ended September 30, 2024. The decrease in general and administrative expense of $807,753, or 31%, is primarily due to a reduction in payroll and benefits expenses due to both a decrease in staff size and the reclassification of payroll expenses from general and administrative expenses to mining expenses, and to a decrease in non-cash stock-based compensation expense.

Consulting Fees

Consulting fees for the nine months ended September 30, 2025 were $251,199 as compared to $738,204 for the nine months ended September 30, 2024. The decrease in consulting fees of $487,005, or 66%, was due to a spending shift in the mineral processing plant licensing efforts. The current period was comprised of lower baseline data collection costs at the Mustang site, whereas the prior period was comprised predominantly of higher engineering costs at the Maverick site.

Interest Income, Net

Interest income, net for the nine months ended September 30, 2025 was $85,389 as compared to $199,202 for the nine months ended September 30, 2024. The decrease in interest income, net of $113,813 or 57% was principally attributable to a decrease in interest earned due to lower cash balances during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Other Income, Net

Other income, net for the nine months ended September 30, 2025 was $5,120 as compared to a loss of $1,998 for the nine months ended September 30, 2024. The $7,118 increase for the nine months ended September 30, 2025 was attributable to a gain on the disposal of equipment, as compared to a loss on disposal of equipment incurred for the nine months ended September 30, 2024.

Foreign Currency Translation Adjustment

Foreign currency translation adjustment for the nine months ended September 30, 2025 was a loss of $41,182 as compared to a loss of $190,861 for the nine months ended September 30, 2024. The lower foreign currency translation adjustment loss for the nine months ended September 30, 2025 was principally attributable to a narrowing of the exchange rate exposure, as compared to the September 30, 2024 period.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash balances as of September 30, 2025 was $4,429,439. Our cash position is highly dependent on our ability to raise capital through the issuance of debt and equity and our management of expenditures for mining and for the development of our mineral processing plant and for the fulfillment of public company reporting responsibilities. Our management believes that in order to finance the development and mining operations of our mining resource properties, to deploy Kinetic Separation units and operations and to secure regulatory licenses for and to construct our uranium and vanadium mineral processing facilities, we will be required to raise additional capital by way of debt and/or equity. This outlook is based on our current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net Cash Used In Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 and 2024 was $4,782,893 and $5,762,812, respectively. The decrease of $979,919 in cash used in operating activities was principally driven by a decrease in net loss of $1,614,839 offset by a decrease of $383,227 in stock-based compensation and increased depreciation expense.

Net Cash Used In Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $375,257 and $1,178,935, respectively. The decrease in cash used in investing activities of $803,678 was principally due to reduced purchases of mining equipment and vehicles in the current period. We have shifted emphasis from new acquisitions to refurbishing our previously acquired vehicles and equipment.

 Net Cash Provided By Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 and 2024 was $3,331,687 and $4,605,458, respectively. The cash provided by financing activities of $3,331,687 during the nine months ended September 30, 2025 was due in its entirety to the proceeds from a private placement. The cash provided by financing activities of $4,605,458 during the nine months ended September 30, 2024 was due in its entirety to warrant exercise proceeds.

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

We determined the gross ARO of the mineral properties to be $1,187,553 and $1,163,978, as of September 30, 2025 and December 31, 2024, respectively. The portion of the asset retirement obligation related to the Van 4 Mine, which is in reclamation as of September 30, 2025, and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. During the nine months ended September 30, 2025, our internal mining operations team has been performing the Van 4 Mine reclamation work, and the State of Colorado has not yet reduced the associated asset retirement obligation amount.

The asset retirement obligations represent the Company’s estimate of the present value of future reclamation costs, discounted using a credit adjusted risk-free interest rates of 5.4%. The net discounted aggregated values as of September 30, 2025 and December 31, 2024 were $410,569 and $410,098, respectively. The gross AROs as of September 30, 2025 and December 31, 2024 are secured by financial warranties in the amount of $1,187,553 and $812,993, respectively.

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

Under the oil and gas lease and easement arrangements, during the three months ended September 30, 2025 and 2024, we recognized aggregate revenue of $31,107 and $52,981, respectively, and for the nine months ended September 30, 2025 and 2024, we recognized aggregate revenue of $102,837 and $147,035, respectively, under these oil and gas lease arrangements

Related Party Transactions

We have transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $330,988 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. We assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, we recorded the deferred contingent consideration as an assumed liability in the amount of $330,988 and $309,138 as of September 30, 2025 and December 31, 2024, respectively.

We have multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. In connection with these arrangements, we incurred rent expense of $26,325 and $26,325 for the three months ended September 30, 2025 and 2024, respectively, and $79,921 and $76,175 for the nine months ended September 30, 2025 and 2024, respectively.

We are obligated to pay Mr. Glasier for reimbursable expenses in the amount of $45,038 and $83,554, included within accounts payable and accrued liabilities, as of September 30, 2025 and December 31, 2024, respectively.

During the nine months ended September 30, 2024, we purchased approximately $9,000 of mining related equipment from Silver Hawk Ltd.

In connection with the Company’s June 13, 2025 private placement, of the 5,911,786 common shares and warrants issued to investors, 117,647 were issued to Mr. Glasier for his participation in the private placement.

Going Concern

With the exception of the quarter ended June 30, 2022, we had incurred losses from our operations and as of September 30, 2025, had an accumulated deficit of $34,658,635 and working capital of $3,136,193.

Since inception, we have met our liquidity requirements principally through the issuance of notes, the sale of our common shares and from limited revenue sources. On October 14, 2025, the Company closed a brokered private placement of 6,555,556 units at a price of $0.64 (CAD $0.90) per unit. The aggregate gross proceeds raised in the private placement amounted to $4,202,281 (CAD $5,900,000). On June 13, 2025, we closed a brokered private placement of 5,911,786 units at a price of $0.63 (CAD $0.85) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,693,424 (CAD $5,025,018) and proceeds net of issuance costs were $3,331,687 (CAD $4,532,939). Of the 5,911,786 common shares and warrants issued to investors, 117,647 were issued to Mr. Glasier for his participation in the private placement. During November 2024, we closed a private placement of 4,142,906 units at a price of $0.94 (CAD $1.32) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,897,166 (CAD $5,468,636) and proceeds net of issuance costs were $3,546,870 (CAD $4,975,966). During year ended December 31, 2024, we received $4,605,458 (CAD $6,238,248) in proceeds from the exercise of common share warrants to purchase 5,198,540 common shares.

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

Off Balance Sheet Arrangements

As of September 30, 2025, there were no off-balance sheet transactions. We have not entered into any specialized financial agreements to minimize our investment risk, currency risk or commodity risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Based upon its assessment, as of September 30, 2025, management has identified the following material weaknesses in its internal control over financial reporting, inclusive of the control weakness related to disclosure controls and procedures:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of September 30, 2025, the ultimate disposition of which would have a material adverse effect on our condensed interim consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, including in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Forward-Looking Statements” and elsewhere in Item 2, the risks and uncertainties which could adversely affect our business, financial condition, results of operations and future growth prospects that we believe are most important for you to consider are discussed in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Commission on April 15, 2025. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 are not the only risks we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Except as set forth below, there are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Risks Related to Our Stock

Fluctuations in the market price of our common shares are often outside the control of the Company and could materially impact securityholders’ investments in the Company and the Company’s access to capital.

Market sentiment and trading in an issuer’s shares can also be impacted by its inclusion in, or exclusion from, certain equity benchmarks and/or investable indices. For example, due to changes in market capitalization eligibility rules, our common shares are expected to be removed from the North Shore Global Uranium Mining Index (URNMX) after the close of trading on December 19, 2025. This removal could have a negative impact on the market price of our common shares, as certain shareholders who allocate investments according to that underlying index could be required to sell our common shares for reasons that are unrelated to the Company’s operating results, underlying asset values or prospects.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

All of our sales of unregistered equity securities during the period covered by this report have been disclosed previously on Form 8-K.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the Commission information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. Western went into active mining operations at the Sunday Mine Complex during 2021. During the quarter ended September 30. 2025, Mine Safety and Health Administration (MSHA) mine inspections have not yielded any disclosures required by Section 1503(a) of the Dodd-Frank Act.

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

WESTERN URANIUM & VANADIUM CORP.

Date: November 14, 2025	By:	/s/ George Glasier
George Glasier Chief Executive Officer and President

Date: November 14, 2025	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer