Form 10-K
period 2025-12-31
Western Uranium & Vanadium Corp.
filed 2026-04-15
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $31.5 million, based on the closing price of the registrant’s common shares of $0.59 per share.

As of April 14, 2026, 71,853,888 of the registrant’s no par value common shares were outstanding.

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

On August 18, 2014, the Company closed on the purchase of certain mining properties in Colorado and Utah from Energy Fuels Holding Corp. Assets purchased included both owned and leased lands in Utah and Colorado, and all represent properties that have been previously mined for uranium to varying degrees in the past. The acquisition included the purchase of the Sunday Mine Complex (“SMC”). The Sunday Mine Complex is located in western San Miguel County, Colorado. The complex consists of the following five individual mines: the Sunday mine, the Carnation mine, the St. Jude mine, the West Sunday mine and the Topaz Mine. The operation of each of these mines requires a separate permit, and all such permits have been obtained by Western and are currently valid. Notably, for the Topaz Mine, which at the present time is permitted and is scheduled for reclamation, the process is underway for it to be re-permitted. In addition, each of the mines has good access to a paved highway, electric power to existing declines, office/storage/shop and change buildings, and an extensive underground haulage development with several vent shafts complete with exhaust fans. The Sunday Mine Complex is the Company’s core resource property and in July 2021 was assigned “Active” status when mining operations were restarted.

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

OUR STRATEGY

Our vision is to become a regional uranium and vanadium developer, producer, and processor. Our strategy is to build value for shareholders by advancing our projects for further scaled-up mining production. We have committed to permitting and building our own processing plant to mill uranium and vanadium and incorporating Kinetic Separation into our licensing. Facility design and permitting have begun on parcels of land acquired in Utah and Colorado, on which we intend to develop and build our processing facilities. In 2022, Western began acquiring mining equipment and vehicles and building a mining team to put in place an in-house mining capability and to replace its previous outsourced mining contractor. During 2025 and 2024, this team was conducting mining operations at the Sunday Mine Complex developing the mine for future production and extracting ore to be stockpiled underground, to assure the availability of feedstock to baseload the mineral processing facilities.

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

Capital Raising

On October 14, 2025, the Company closed a brokered private placement of 6,555,556 units at a price of $0.64 (CAD $0.90) per unit. The aggregate gross proceeds raised in the private placement amounted to $4,202,281 (CAD $5,900,000) and proceeds net of issuance costs were $3,806,270 (CAD $5,344,010). Each unit is comprised of one common share of Western and one common share purchase warrant. Each warrant is exercisable into one common share at a price of $0.85 (CAD $1.20) per share for a period of 54 months following the closing date of the private placement. A total of 6,555,556 common shares and warrants to purchase 6,555,556 common shares were issued to investors and warrants to purchase 229,444 common shares were issued to broker dealers in connection with the private placement.

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

During the year ended December 31, 2024, an aggregate of 5,198,540 warrants were exercised for total proceeds of $4,605,458 (CAD $6,238,248).

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

Thereafter, Western began the acquisition of a full complement of mining equipment and personnel to take over mining operations. Western’s transition from employing a mining contractor to building an in-house mining operation has now been substantially completed. Since this transition began in spring 2022, additional employees were hired to support mining operations and mining equipment and vehicles have been acquired to support deployment of two (2) fully equipped mining teams. The equipment has been prepared for operations and readied for deployment; site infrastructure upgrades have been finished. In early 2023, the mines were reopened for ventilation and infrastructure upgrades. Mining operations restarted in April 2023 and have been continually focused on additional development in multiple areas of the mine. Underground operations were placed on temporary standby during 1Q 2026 and equipment was secured and prepared for storage. The mining operations team is continuing the completion of surface projects. When we next receive market signals to scale-up operations, the next underground projects will focus on the development of additional Sunday Mine Complex areas which have indicated defined uranium mineralization to further expand capacity.

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

Uranium/Vanadium Processing Facilities Development

Mustang Mineral Processing Plant

We are prioritizing the development of the Mustang Mineral Processing Plant (Mustang) in Colorado due to its close proximity to the SMC and lower hauling costs in comparison to the Maverick Minerals Processing Plant in Utah. In preparing the new licensing and permitting application, Western expects to benefit from the prior site owner’s completion of all phases of licensing and permitting of their Pinon Ridge Mill project. This facility will be designed to recover uranium and vanadium both from conventional materials mined from Company mines and materials produced by other mining companies. After permitting and construction, and subject to available financing, the processing of uranium and vanadium materials is targeted to commence in 2029. The Colorado milling license that Western is currently seeking will incorporate Kinetic Separation via an amendment to the initial license – as Western’s current plan is to submit a licensing application that is substantially identical to the application that was used previously for the Pinon Ridge Mill (which did not include the Company’s Kinetic Separation technology). Official baseline data collection at Mustang began in December 2024 for water monitoring and January 2025 for air monitoring. The required water monitoring data collection has been completed. As the air monitoring equipment required repair, we will need to continue to collect air sample data into 2Q 2026. Results to date for both water and air quality have been consistent with prior data collected by the former owners. During 2025, Western sourced digital versions of the prior Pinon Ridge Mill license application and supporting data which will result in substantial savings in the compilation of the radioactive materials license application. The team will begin preparing the application in 2Q 2026 with the goal of submitting the application during 4Q 2026. Mustang’s completion is critical for in-house yellowcake production.

Maverick Minerals Processing Plant

The development of the Maverick Minerals Processing Plant in Green River, Utah, has advanced since the land package acquisition was completed in 2023. Subsequently, a full team of consulting firms was chosen and engaged for their expertise in engineering / mill design, permit preparation, environmental, hydrology, and air quality. The project design and permitting activities include site evaluation work, compilation of a preliminary plant and property site plan, baseline data collection, plant and animal studies and a cultural survey. Additional consulting commitments were made to advance the licensing and development with Precision Systems Engineering (“PSE”), a leading engineering and design consulting firm headquartered in Sandy, Utah. The next steps were for PSE to complete a preliminary engineering design and cost estimate for a 500 ton per day mill and the installation of monitor wells. However, additional work has been deferred for Western to reassess its design strategy now that it has purchased a previously licensed mill site in Colorado (Mustang Mineral Processing Plant, formerly the Pinon Ridge Mill). As processing facility development efforts have been shifted, some of the Maverick site infrastructure has been relocated to the Mustang site, and notably the preliminary engineering work is also transferable. The Maverick site is located in close proximity (approximately 4 miles) to the San Rafael Uranium Project; however, it is approximately 170 miles from the Sunday Mine Complex. We are prioritizing development of the Mustang site, given its close proximity to the Sunday Mine Complex, lower hauling costs, and past licensing advances over the Maverick site.

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

George Glasier, the President, CEO and a director of Western, and his wife Kathleen owned 50% of the shares of PRC and Andrew Wilder, a director of Western, indirectly owned 3% of the shares of PRC, and so the transaction was considered a related party transaction. The Company’s Board of Directors established an independent committee of the Board comprised of directors who were not considered to have an interest in the transaction. The independent committee supervised the negotiation of and approved Western’s entry into the PRC agreement.

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

Uranium Ridge Project

On October 8, 2025, Western, through its wholly owned subsidiary, PRM, closed on the acquisition of a package of unpatented mineral lode claims (the “Claims”). The Company paid $250,000 for the acquisition, securing a 50% ownership interest in the area covered by historic drilling. The Claims encompass a drilled-out uranium-vanadium deposit situated on ~240 acres that is located on BLM land in Montrose County, Colorado. As part of the acquisition strategy, Western has also staked additional claims surrounding the property, adding 500 acres with significant exploration potential to expand the historical resource. The Company has named this resource property the Uranium Ridge Project (“Uranium Ridge”), which is a combination of the acquired claims and the newly staked claims. The 50% of mineral claims that are not owned by PRM continue to be owned by Mr. George Glasier, the Company’s CEO. Mr. Glasier has indicated his willingness to make his personal interest available to the Company on appropriate terms if the Company deems it to be desirable. Uranium Ridge is located in close proximity to Western’s planned Mustang mineral processing plant site, which is being advanced as a key regional processing hub. By securing nearby resources, Western expects to reduce haulage costs, streamline logistics, and capture significant processing efficiencies, directly translating into increased value for shareholders. After the completion of the drill program at the Van 4, Uranium Ridge is targeted for a similar confirmation and exploration drill program. The objectives are to confirm the historic drilled-out resources and expand the resource to the newly added 500 acres of claims acquired by staking.

Ore Purchase Agreement

On April 8, 2025, PRM entered into an Ore Purchase Agreement (the “Ore Purchase Agreement”) with subsidiaries of Energy Fuels Inc. (“Purchaser”). The Ore Purchase Agreement was for a one year period and provided for the delivery of up to 25,000 short tons of uranium bearing ore to the White Mesa Mill in Blanding, Utah. PRM made deliveries at its own cost and the purchase price per ton will be based upon the average grade of uranium of each lot, and other qualifying conditions. Within 30 days after each lot is closed, Purchaser shall pay to PRM an 85% provisional payment (“Provisional Payment”) calculated based upon the sampled grade and an agreed upon pricing schedule. Within 30 days after each lot is fed to processing, the Purchaser shall pay to PRM a final settlement payment calculated based upon the assayed grade and the agreed upon pricing schedule, net of a royalty, pursuant to a previously existing royalty agreement with the Purchaser.

During April and May 2025, the Company focused on the operational preparations required to begin hauling material. Also during this period, an additional ore pad was constructed, equipment and vehicles were prepared, and new equipment was purchased. The Company commenced deliveries in late June 2025 and during this period through September, Western delivered approximately 1,600 tons of mined material from the Sunday Mine Complex to the White Mesa Mill. Hauling capacity proved a limiting factor as all deliveries were completed by Western employees, alternating driving duties, utilizing a single Company truck to make ~20 ton deliveries. Most of the uranium-bearing feedstock utilized to make deliveries under the Ore Purchase Agreement originated from underground stockpiled materials from historical work projects. which was supplemented by a small amount of new production from the Sunday Mine Complex. During the year ended December 31, 2025, we recognized revenue from the sale of ore, net of royalty, of $297,285. As of December 31, 2025, included within other current assets on the consolidated balance sheet were receivables in the amount of $45,503 due from Purchaser. At the end of September 2025, Western made the decision to pause additional future deliveries in favor of focusing the mining staff on development projects that can increase future feedstock quantities for the Mustang Mineral Processing Plant.

Additional Projects To Expand Production Capacity

Looking forward, Management is considering opportunities across our property portfolio to increase production capacity through less capital intensive projects. These include re-permitting the Topaz Mine, rehabilitating the Sage Mine, reassessing the Van 4 Mine for decline/portal access rather than utilizing the previously reclaimed shaft, and additional development of the Rimrock JV mines. The project to advance permitting of the San Rafael Project is included in this group, and discussed in more detail below. Progress has been made on each of these initiatives. At the Topaz Mine, a new monitor well has been drilled and is actively being flushed in preparation for the delivery of new monitoring equipment. Once installed, we will commence the water quality sampling program. At the Sage Mine, we have now received both state and BLM approvals to commence limited work at this mine. For the Van 4 Mine, the team is preparing a vertical drill rig to begin a drilling program with both development and exploration/ resource expansion objectives.

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

During October 2023, geopolitical instabilities spread further to the Middle East after a Hamas attack on Israel triggered a counterattack by Israel on the Gaza Strip. This additional hot spot further increases volatility in the world and destabilizes the Middle East region that is highly influential on global energy prices. The Israel-Hamas hostilities have escalated over the Summer of 2024 and then spread to other countries in the Middle East. At the beginning of 2025, Israel and Hamas agreed to a ceasefire which ended in March 2025; the hostilities resumed in March and it is not clear when and if the combatants will be able to negotiate a new ceasefire or an end to military actions. In August 2025, the Israeli Prime Minister spoke of Israel’s intention to take control of the entire Gaza Strip and said that he will be seeking backing from Israeli government ministers. On June 13, 2025, Israel attacked key nuclear and military facilities in Iran with Iranian military responding with attacks on Israel soon after. The conflict escalated quickly, which raised significant concerns for the stability of the region, and oil prices increased sharply in the first days of the war. On June 22, 2025, the United States military bombed a number of Iranian nuclear sites in a move to force Iranian authorities to negotiate a nuclear treaty and end the hostilities. Subsequently, both Israel and Iran began to abide by a ceasefire, which appears to be holding. U.S. President Trump presented a 20-point Gaza ceasefire plan and pressured both sides forcing Israel and Palestinians into indirect negotiations and a ceasefire resulted. This resulted in a hostage-prisoner exchange in October 2025, when the remaining living Israeli hostages were released and exchanged for almost 2,000 Palestinian prisoners and detainees held by Israel. The hope is for a post-war governance plan that will result in a lasting ceasefire; negotiations are ongoing.

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

Spot uranium prices reacted to longer-term supply/demand constraints and geopolitical risks hitting their peak at over $100/lb in January 2024. During 2025, term prices increased to the $80/lb range, spot uranium prices endured a slow decline from the high to the $64/lb level at the end of March 2025. During 2025, the trading range for spot uranium was $64/lb to $78/lb through August 2025. In September 2025 and October 2025 spot prices rallied above $80/lb, before declining back into the 2025 trading range in November 2025. In January 2026, uranium spot prices spiked closing above $100/lb for 2 days and above $90/lb for 5 days. After this short lived rally was over spot prices declined and settled into the $80/lb range. The uranium price trend is strong. Over the five year period from 2020 to 2025, both spot and term prices have moved up from the $30/lb range to the $80/lb range.

During 2024, there were periods of notable support as giant tech companies made plans to utilize nuclear energy to support artificial intelligence (AI). AI is expected to drive increasing energy use in data centers in the future. Investors began purchasing nuclear and uranium equities as a means to create long exposure for their positive view on Artificial Intelligence (AI), due to the vast energy requirements of data centers. Many of those investors reversed their positions and began to sell these nuclear and uranium equities in the fourth quarter of 2024 and in the first quarter of 2025, and the nuclear and uranium equities that initially benefited saw a price reversal. In 2025 this investment thesis increased investment in nuclear and uranium. With the agreements signed between tech companies that sponsor AI data centers and the nuclear industry, these vast power requirements are viewed by the market as a significant new long-term demand driver for nuclear power as the best source of baseload power.

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

At this point there is less than two years until the complete ban goes into effect on January 1, 2028. The supply/demand imbalance is increasingly being highlighted as is the recognition that supply is becoming increasingly tight as secondary supplies are being depleted.

In recognition of new production lead times, the Trump Administration is taking actions to support the U.S. domestic fuel cycle. During August 2025, DOE’s Office of Nuclear Energy established the Defense Production Act (DPA) Consortium. It was announced that “Under the DPA Consortium, voluntary agreements will allow industry consultation to develop action plans to ensure that the nuclear fuel supply chain capacity for mining and milling, conversion, enrichment, deconversion, fabrication, recycling and reprocessing is available to enable the continued reliable operation of the nation’s reactors.” The first meeting of the DPA Consortium was held on October 23, 2025 and the process is ongoing. The DOE Office of Nuclear Energy has organized industry-specific committees to focus on developing action plans to increase domestic capacity for mining, conversion, and enrichment to reduce reliance on foreign fuel sources. Western is a member of the Mining & Milling Committee.

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

OVERVIEW OF THE URANIUM INDUSTRY

The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. The global nuclear and uranium mining industries continue to benefit from the convergence of multiple trends and increased public, political and government support due to coming new technologies, climate change initiatives, and energy crisis shortages. These are resulting in extensions to operating lives, a large number of nuclear reactors under construction, new builds, investments in next generation nuclear technology, and in Japan, to accelerate the re-start of the nuclear reactor fleet. Additionally with the rapid expansion of artificial intelligence (AI) the demand for electricity is surging, particularly to power energy-intensive data centers. This increase in electricity consumption is driving greater reliance on nuclear power, a reliable energy source, thereby strengthening the demand for uranium as a critical fuel for nuclear reactors.

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

Since the Fukushima disaster in 2011, uranium spot prices entered a steady decline until June 2014, when they rebounded slightly and peaked again in March 2015 at $39 per pound. After that peak, prices again began to fall steadily, reaching their lowest point of $18 per pound in November 2016. Prior to COVID-19, annual uranium production was at its lowest in over a decade, creating a global supply deficit where production was only about two-thirds of consumption. In May 2020, after COVID-19 related production shutdowns, spot prices hit a $34 per pound price before declining to close the year at $30 per pound. During 2021, market participation by the Sprott Physical Uranium Trust and other secondary market uranium buyers caused prices to rise to $42.05 per pound at December 31, 2021. Uranium prices held these levels until Russia’s invasion of Ukraine caused uranium markets to surge. Prior to the invasion on February 24, 2022, uranium spot prices were in the $43 per pound range and rose to slightly over $63 per pound by April 2022. Later in May 2022 and June 2022, the spot price receded to $45 levels, before recovering to the $50 +/- per pound price level in September 2022 to March 2023. Subsequently in July 2023, spot uranium increased from the approximately $50/lb level to over $100/lb in January 2024. Spot uranium then declined into a 2025 trading range of $64/lb to $78/lb through August 2025. In September 2025 and October 2025 spot prices rallied above $80/lb, before declining back into the 2025 trading range in November 2025. This rally was ignited in mid-September by President Trump and DOE Secretary Wright touting U.S. nuclear power and the U.S. domestic fuel cycle, which rallied uranium equity markets. In January 2026, uranium spot prices spiked closing above $100/lb for 2 days and above $90/lb for 5 days. After this short lived rally was over spot prices declined and settled into the $80/lb range. The uranium price trend is strong. Over the five year period from 2020 to 2025, both spot and term prices have moved up from the $30/lb range to the $80/lb range.

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

Nuclear Fuel and Uranium Market Conditions

The uranium term price was in the $80.00 to $81.50 range between July 2024 and August 2025, until its rise to $83/lb in September 2025 and $85/lb in October 2025. The uranium spot market has experienced more volatility, peaking at $106/lb in January 2024, and declining into a 2025 trading range of $64/lb to $78/lb through August 2025. In September 2025 and October 2025 spot prices rallied above $80/lb, before declining back into the 2025 trading range in November 2025. In January 2026, uranium spot prices spiked closing above $100/lb for 2 days and above $90/lb for 5 days. After this short lived rally was over spot prices declined and settled into the $80/lb range. The uranium price trend is strong. Over the five year period from 2020 to 2025, both spot and term prices have moved up from the $30/lb range to the $80/lb range. Beginning in 2023, spot uranium prices reacted to supply/demand constraints and geopolitical risks. Positive catalysts across multiple levels of the nuclear fuel and uranium markets have set in motion uranium market and nuclear fuel opportunities for the next decade and beyond. Underlying fundamentals are the strongest in decades. This is attributable to multiple factors, including climate change, energy security, supply chain and energy scarcity initiatives. The supply/demand imbalance has flipped from a market with excess supply into a market with excess future demand. With the reduced availability of secondary supplies, utilities have begun adding multi-year contracts with mining companies for primary supply. The drivers expanding the demand for nuclear fuel include non-nuclear nations adding nuclear power generation, nuclear nations expanding fleets and/or extending lives of existing reactors, idled nuclear reactors being redeployed, the reversal of phase-outs and shutdowns, and the deployment of advanced reactors / SMRs. However, the challenge is in meeting increasing demand simultaneously with supply constraints from the world’s largest suppliers. In spite of all these favorable attributes, spot uranium prices have declined in 2025 versus 2024 levels, as have the equities of junior uranium miners. We anticipate that both will rebound to reflect the underlying positive fundamentals in the nuclear/uranium sector. Multiple market analysts have flagged low availability of mobile secondary inventories. We believe the continued draw down of inventories to be a market catalyst for uranium prices.

Positive nuclear energy news has continued to highlight the global growth of future nuclear electricity generation which will drive increased nuclear fuel demand. However, due to the lead time needed for future uranium production, we are entering a phase where the supply-demand fundamentals are in a deep multi-year structural supply deficit. The future is not clear as we believe some miners, like ourselves, with available near-term production are waiting for higher price levels and/or project funding before making full start-up commitments. Utilities have also deferred contracting to understand how regulations and geopolitics will modify their future access to Russian uranium, conversion and enrichment services. However, with increasing geopolitical uncertainties, the issues of security of supply and tightening supplies have become more important.

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

During October 2023, geopolitical instabilities spread further to the Middle East after a Hamas attack on Israel triggered a counterattack by Israel on the Gaza Strip. This additional hot spot further increases volatility in the world and destabilizes the Middle East region that is highly influential on global energy prices. The Israel-Hamas hostilities have escalated over the Summer of 2024 and then spread to other countries in the Middle East. At the beginning of 2025, Israel and Hamas agreed to a ceasefire which ended in March 2025; the hostilities resumed in March and it is not clear when and if the combatants will be able to negotiate a new ceasefire or an end to military actions. In August 2025, the Israeli Prime Minister spoke of Israel’s intention to take control of the entire Gaza Strip and said that he will be seeking backing from Israeli government ministers. On June 13, 2025, Israel attacked key nuclear and military facilities in Iran with Iranian military responding with attacks on Israel soon after. The conflict escalated quickly, which raised significant concerns for the stability of the region and oil prices increased sharply in the first days of the war. On June 22, 2025, the United States military bombed a number of Iranian nuclear sites in a move to force Iranian authorities to negotiate a nuclear treaty and end the hostilities. U.S. President Trump presented a 20-point Gaza ceasefire plan and pressured both sides forcing Israel and Palestinians into indirect negotiations and a ceasefire resulted. This resulted in a hostage-prisoner exchange in October 2025, when the remaining living Israeli hostages were released and exchanged for almost 2,000 Palestinian prisoners and detainees held by Israel. The hope is for a Gaza governance plan that will result in a lasting ceasefire; negotiations are ongoing.

After failed diplomatic negotiations, on February 28, 2026, the United States and Israel launched a joint operation against Iran. This new conflict has caused shipping traffic disruptions in the Strait of Hormuz which are increasing energy prices and having a negative impact on world markets overall. A large portion of the Middle East daily oil production is transported through the Strait of Hormuz. This has further implications for energy-importing nations as their uranium buyers are more focused on domestic security and away from regional logistical risks. Among those at risk of an Iranian strike in Central Asia is Kazakhstan, the largest producer of uranium. In addition, Kazakhstan’s future uranium contracts and sales are increasingly going to Russia, China, and India, and thus won’t be available to North American uranium buyers.

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

The vanadium market price closed at $4.30 per pound as of December 31, 2025, which was a decrease from the December 31, 2024 closing price of $5.80 per pound. During the first quarter of 2026, vanadium prices increased to $5.43. Cyclical business activities impact price as its principal product use is as a steel hardener.

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

ENVIRONMENTAL CONSIDERATIONS AND PERMITTING

United States

Uranium extraction is predominantly regulated by the federal government and states, and, in some cases, by Native American tribes and counties. Compliance with such regulation has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been related to obtaining licenses and permits from federal and state agencies before the commencement of production activities. The environmental regulatory requirements for the ISR industry are well established. Many ISR projects have gone a full life cycle without any significant environmental impact. However, the process can make environmental permitting difficult and timing unpredictable. Western does not plan to utilize an ISR mining process on its properties.

Mining Permits are disclosed on a per mine basis in the “Properties” section, below.

Reclamation and Restoration Costs and Bonding Requirements

At the conclusion of conventional mining, a site is decommissioned and reclaimed. Reclamation involves removing evidence of surface disturbance. The asset retirement obligations (“ARO”) of the U.S. mines are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the applicable regulatory authorities. The asset retirement obligation liability represents the Company’s best estimate of the present value of future reclamation costs in connection with the mineral properties. The Company determined the gross asset retirement obligations as of December 31, 2025 of the mineral properties to be $1,187,553.

The Company is required by state regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has provided performance bonds issued for the benefit of the Company in the amount of $1,187,553 to satisfy such regulatory requirements as of December 31, 2025.

EMPLOYEES

As of December 31, 2025, we had 16 full-time employees.

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

We expect to generate operating losses for the next several years as we incur expenses to further expand our mining operations at our Sunday Mine Complex, including acquiring additional mining equipment, adding to the mining team and scaling up mining operations, as wells as the for the permitting and construction of our mineral processing facility. During the year ended December 31, 2025, we generated a net loss of $7,175,923. As of December 31, 2025, we had an accumulated deficit of $36,105,817 and working capital of $5,384,164.

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

As more fully described under “Liquidity and Capital Resources” of Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations”, we have a history of significant negative cash flows and net losses, with an accumulated deficit balance of $36,105,817 and $28,929,894 at December 31, 2025 and 2024, respectively. We have been reliant on royalty revenues and equity financings from the sale of our common shares in order to fund our operations. We do not expect to achieve profitability or develop positive cash flows from operations in the near term. As a result of our limited financial and operating history, including our significant negative cash flows and net losses to date, it may be difficult to evaluate our future performance.

At December 31, 2025 and 2024, we had working capital of $5,384,164 and $5,240,584, respectively. The continuation of the Company as a going concern is dependent upon our ability to obtain adequate additional financing. However, there is no assurance that we will be successful in securing any form of additional financing in the future; therefore, substantial doubt exists as to whether our cash resources and working capital will be sufficient to enable the Company to continue its operations over the next twelve months. The consolidated financial statements for the years ended December 31, 2025 and 2024 were prepared assuming that the Company would continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We had $5,620,630 in cash and cash equivalents as of December 31, 2025. There can be no assurance that we will be able to obtain additional capital after we exhaust our current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing shareholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

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

Market sentiment and trading in an issuer’s shares can also be impacted by its inclusion in, or exclusion from, certain equity benchmarks and/or investable indices. For example, due to changes in an index’s eligibility requirements or falling below minimum thresholds, our common shares could be removed from an ETF or similar vehicles based upon that underlying index. This removal could have a negative impact on the market price of our common shares, as certain shareholders who allocate investments according to that underlying index could be required to sell our common shares for reasons that are unrelated to the Company’s operating results, underlying asset values or prospects.

Our Chief Executive Officer is our largest shareholder, and as a result he may be able to exert control over us and may have actual or potential interests that may diverge from yours.

George Glasier, our CEO, beneficially owns, in the aggregate, about 8.7% of our common shares. As a result, Mr. Glasier might be able to influence many matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company and may affect the market price of our stock.

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

The diagram below illustrates the location of the Company’s properties:

1.	Sunday Mine Complex

2.	San Rafael

3.	Sage

4.	Dunn

5.	Van 4

6.	Hansen/Taylor Ranch

7.	Bullen Property (Weld County)

8.	Maverick Minerals Mill Site (Emery County)

9.	Mustang Mineral Mill Site (Montrose County)

10.	Uranium Ridge

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

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of December 31, 2025, include:

●	San Rafael Uranium Project located in Emery County, Utah

●	The Sunday Mine Complex located in western San Miguel County, Colorado

●	The Van 4 Mine located in western Montrose County, Colorado

●	The Sage Mine project located in San Juan County, Utah and San Miguel County, Colorado

●	Dunn Project located in San Juan County, Utah.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of December 31, 2025, include:

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

History

The Sunday Mine Complex consists of five different mines. These are the Topaz, West Sunday, Sunday, St. Jude, and Carnation. The mines have had a number of owners and operators. Maps and documents made available to the author show that the following companies have been involved in the all or parts of the property prior to WUC acquisition of the Sunday Mine Complex Uranium (“SMC”) in April 2014: Matterhorn Mining (1950’s-1960’s, Climax Uranium 1960’s, Union Carbide Corporation (UCC) 1970’s-1980’s, Atlas Minerals (1980’s), Energy Fuels Nuclear (early 1990’s), International Uranium Corp. (1990’s-2000’s), Denison Mines (USA) (2000’s), and Energy Fuels (2010’s). The documents are incomplete as so this list may be as well. Since UCC days, the ownership has been clear. In 1983 Union Carbide transferred its mineral interests to UMETCO, a wholly-owned subsidiary. For the sake of consistency, the name Union Carbide will be used even if technically the ownership was UMETCO at the time.

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

Restoration and Reclamation

Each of the mines are permitted separately with the DRMS. The mines and their permitted acres and financial warranties are, from east to west, the Sunday (60 acres, $523,126), Carnation (9.8 acres, $54,849), Saint Jude (9.8 acres, $108,830), West Sunday (12.1 acres, $126,940), and Topaz (30 acres, $173,529).

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
		SUNDAY COMPLEX CLAIM LOCATION MAP	

Author: tjohnson | Date: 9/9/2013 | Drafted By: tjohnson

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

The unpatented claims are located on approximately 2,900 acres of land administered by the U.S. Bureau of Land Management in sections 13, 14, 23, 24, 25, 26, and 35, T21S, R14E, SLPM, Emery County, Utah. Holding cost $43,800 due to BLM for claim maintenance fees prior to September 1 each year.

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

The 94 unpatented claims are located on approximately 1,942 acres land administered by the U.S. Bureau of Land Management in sections 34 and 35, T32S, R26E, SLPM, San Juan County, Utah and sections 25 and 26, T43N, R20W, NMPM, and sections 19, 29, 30, 31, and 32, T43N, R19W, NMPM San Miguel County, Colorado.  Holding cost is $18,800 due to BLM for claim maintenance fees prior to September 1 each year. The property has access to grid power, however, no source of industrial water has yet been identified. The Sage Mine Project is currently being held as a property that is exploratory in nature with no identified reserves. Exploration and mining plans have not been prepared for the project. Western Uranium & Vanadium Corp. is currently evaluating conducting rehabilitation at the mine and is pursuing the next steps required. Western Uranium & Vanadium Corp has not yet undertaken any development work at the property.

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

Restoration and Reclamation

A financial warranty is posted with the Colorado Mined Land Reclamation Board for the amount of $63,819.

Permitting Status

Although the mine is permitted (S/037/0058) and bonded ($63,819) for reclamation it is not permitted for mining. Because of its location on BLM managed land, an Environmental Impact Assessment will need to be prepared for the site by a third-party contractor once a Plan of Operations is submitted for the mine operation. An amendment to the Small Mine Reclamation NOI will also be needed with Utah Division of Oil Gas and Mining to allow for mine expansion.

Existing permits include:

Small Mine Reclamation permit with the Utah Division of Oil Gas and Mining.

Basis of Disclosure

The scientific and technical information provided in this Form 10-K on the Sage Mine, as well all data and exploration information reported in this Form 10-K on the Sage Mine, is based on the information reported in the Sage Mine Energy Fuels Report.

4. Dunn

The Property

The 11 unpatented claims are located on approximately 220 acres of land administered by the BLM in sections 14 and 15, T32S, R25E, SLPM, San Juan County, Utah. Holding costs of the 11 claims will be $2,200 due to BLM before September 1 each year.

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

The 80 unpatented claims are located on approximately 1,900 acres land administered by the U.S. Bureau of Land Management in sections 27, 28, 29, 33, and 34, T48N, R17W, NMPM, and some in section 3, T47N, R17W, Montrose County, Colorado. The Holding costs of the 80 claims will be $9,400 due to BLM before September 1 each year. There are no royalties encumbering these claims.

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

A prior owner of the Company’s Van 4 Mine had been granted a first Temporary Cessation from reclamation of the mine by the Colorado Mined Land Reclamation Board (“MLRB”) which was set to expire June 23, 2017. Prior to its expiration, PRM formally requested an extension through a second Temporary Cessation. PRM subsequently participated in a public process which culminated in a hearing on July 26, 2017. Prior to the hearing, three non-profit organizations who pursue environmental and conservation objectives filed a brief objecting to the extension. The MLRB board members voted to grant a second five-year Temporary Cessation for the Van 4 Mine. Thereafter, the three objecting parties filed a lawsuit on September 18, 2017. The MLRB was named as the defendant and PRM was named as a party to the case due to the Colorado law requirement that any lawsuit filed after a hearing must include all of the parties in the proceeding. The plaintiff organizations are seeking for the court to set aside the board order granting a second five-year Temporary Cessation period to PRM for the Van 4 Mine. The Colorado state Attorney General was defending this action in the Denver Colorado District Court. On May 8, 2018, the Denver Colorado District Court ruled in favor, whereby the additional five-year temporary cessation period was granted. The Plaintiffs appealed this ruling to the Colorado Court of Appeals and on July 25, 2019 the ruling was reversed, whereby the additional five-year temporary cessation period should not have been granted. Thereafter, the MLRB and the Colorado Attorney General advised Western that it will not make an additional appeal of the ruling. Further, the time period for an appeal has passed. The Judge has subsequently issued an instruction for the MLRB to issue an order revoking the permit and putting the Van 4 Mine into reclamation. On January 22, 2020, the MLRB held a hearing and afterward on March 2, 2020, the MLRB issued an order vacating the Van 4 Temporary Cessation, terminating mining operations and ordering commencement of final reclamation. The Company has five years to complete the reclamation of the Van 4 Mine. The reclamation commenced in the spring of 2020 and is fully covered by the reclamation bonds posted upon acquisition of the property. Western’s Operations team has completed the last of the reclamation work prior to the reclamation deadline. The Company submitted its Surety Reduction Request application to the CDRMS on January 7, 2026 for a reduction of the financial warranty based on current site conditions and consideration of reclamation activities completed thus far. On March 19, 2026, the CDRMS concluded its review and approved the Company’s request and reduced the financial warranty from $75,057 to $49,350.

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

Official baseline data collection at Mustang began in December 2024 for water monitoring and January 2025 for air monitoring.  The required water monitoring data collections have been completed.  As air monitoring equipment required repair, we will need to continue to collect air sample data beyond 1Q 2026, and into 2Q 2026.  Results to date for both water and air quality have been consistent with prior data collected by the former owners. During 2025, Western sourced digital versions of the prior Pinon Ridge Mill license application and supporting data which will result in substantial savings in the compilation of the radioactive materials license application. The team will begin preparing the radioactive materials license application in 2Q 2026 with the goal of submitting the application during 4Q 2026.

History

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

10. Uranium Ridge Project

The Property

The Uranium Ridge is located on Bureau of Land Management (BLM) land in Montrose County, Colorado, situated approximately 10 road miles from Western’s Mustang Mineral Processing Plant. The property combines the historically drilled Baboon Basin and Sawtooth claims with newly acquired adjacent lode claims and serves as a key satellite deposit supplying feedstock for Western’s milling facilities. The property contains high-grade uranium and vanadium in the Salt Wash Member of the Morrison Formation and will present significant ore transportation cost savings. In addition to the acquired mining claims, Western staked an additional surrounding 38 mining claims, based upon the trend of the mineralization at the site.

Accessibility

The site is accessible by public roads year round, however, a portion of these roads will require repair.

History

The property was acquired in 1996 by two private partners (each owning 50% of the Property separately and not jointly) as an investment that leveraged their combined expertise as a geologist and a surveyor. The latter partner was notably from a prominent local uranium family. Over the course of ownership, the partners periodically made the Property available for sale during periods of strong uranium prices. Following the passing of one of the original partners in 2013, Western’s CEO George Glasier acquired that partner’s interest from his estate. As a result, the property has since been held by the remaining original partner and Mr. Glasier, each owning the separate but contiguous mining claim packages.

Due to personal circumstances, the remaining original partner recently offered his interest to Mr. Glasier. However, due to high potential for added value to the Company, Mr. Glasier first presented this opportunity to Western. The Company determined that acquiring the drilled-out Claims represented a compelling opportunity when combined with the leveragability of the larger land package surrounding the property. To consolidate ownership, Mr. Glasier indicated his willingness to make his personal interest available to the Company on appropriate terms if the Company deemed it to be desirable.

On October 14, 2025, Western acquired the package of unpatented mineral lode claims and secured a 50% ownership in the Uranium Ridge.

In connection with Western’s purchase of its 50% interest in the Baboon Basin and Sawtooth claims, Western staked its 100% interest in an additional surrounding 38 mining claims.

The original owners of the Property, Nuclear Dynamics Inc., engaged Thamm, Mickel & Co. to prepare an independent ore reserve calculation; the report was issued August 14, 1980 (the “Thamm Report” or “Report”). The Report was compiled utilizing data from 175 drill holes drilled between 1977 and 1980, but did not utilize a superior calculation method, such as the Kriging calculation or the polygonal method. The Thamm Report was prepared approximately 20 years before National Instrument 43-101 Standards of Disclosure for Mineral Projects was adopted by the Canadian Securities Administrators. Therefore, the Thamm Report is not current or public. Accordingly, the Company is not presenting the findings of the Report.

The property encompasses the previously drilled-out Baboon Basin/Sawtooth claims, as well as additional claims surrounding Baboon Basin/Sawtooth.

Project Geology

The property contains high-grade uranium and vanadium in the Salt Wash Member of the Morrison Formation.

Permitting Status

No permits currently exist.

Restoration and Reclamation

No liabilities currently exist.

INFRASTRUCTURE

The Company’s carrying value of mineral assets, equipment and kinetic separation intellectual property is as follows:

The Company holds a license to use Kinetic Separation, a proven technology that we anticipate will improve the efficiency of extracting uranium and vanadium mineralization from the sandstone base material. No chemicals are added in the process, yet very high mineral recoveries can be achieved with considerable mass reduction; facilitating the separation of a high-value, high-grade ore product from a coarse-grained barren “clean sand” product. The Company holds a license to use this Kinetic mining process, although there are some uncertainties about whether the anticipated benefits will be realized. See Item 1, “Business – Corporate History” and “Business – Our Strategy – Uranium/Vanadium Production”. The Kinetic Separation Process.” Kinetic Separation is a low cost, purely physical method of uranium and vanadium ore extraction. Kinetic Separation has been initially tested in order to understand the hydro and mechanical separation processes. The Company used a pilot Kinetic Separation system to test several different samples of uranium ore from the Sunday Mine Complex and the Hansen/Taylor Ranch properties. In all cases, uranium ore that was entered into the Kinetic Separation pilot system appeared to concentrate most of the uranium into the post kinetically separated material consisting of a fraction of the original mass, leaving most of the post kinetically separated materials which did not contain any uranium. The results of these tests have not yet been validated by a qualified person.

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

The Company’s mining properties acquired on August 18, 2014 which the Company still retains as of December 31, 2025, include the San Rafael Uranium Project located in Emery County, Utah; the Sunday Mine Complex located in western San Miguel County, Colorado; the Van 4 Mine located in western Montrose County, Colorado; the Sage Mine project located in San Juan County, Utah; and the Dunn project located in San Juan and San Miguel counties, Colorado.

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

The Company’s mining properties acquired on September 16, 2015 which the Company still retains as of December 31, 2025, include Hansen, North Hansen, High Park, Hansen Picnic Tree, Taylor Ranch, located in Fremont County, Colorado. The Company also acquired Keota located in Weld County, Wyoming.

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

Shareholders

According to our transfer agent, as of April 14, 2026 there were approximately 3,332 holders of record of our common shares.

Unregistered Sales of Securities

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

For units sold in the United States, we relied on the private offering exemption from registration provided by Rule 506(b) of Regulation D under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”), based on the offers and sales having been made without any general solicitation or advertising solely to accredited investors who represented they purchased the units for their own account for investment and not for distribution. For units sold outside of the United States, we relied on Rule 903 of Regulation S under the U.S. Securities Act based on our status as a foreign issuer with no substantial U.S. market interest and based on the offers and sales having been made in offshore transactions without any directed selling efforts.

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

Recent Developments

Uranium Markets and Western Strategy

Between July 2024 and August 2025, the uranium term price was in the $80.00 to $81.50 range until its rise to $83/lb in September 2025 and $85/lb in October 2025. The uranium spot market has experienced more volatility, peaking at $106/lb in January 2024, and declining into a 2025 trading range of $64/lb to $78/lb through August 2025. In September 2025 and October 2025 spot prices rallied above $80/lb, before declining back into the 2025 trading range in November 2025. This Fall 2025 rally was ignited in mid-September by President Trump and DOE Secretary Wright touting U.S. nuclear power and the U.S. domestic fuel cycle, which rallied uranium equity markets. In January 2026, uranium spot prices spiked closing above $100/lb for 2 days and above $90/lb for 5 days. After this short lived rally was over spot prices declined and settled into the $80/lb range. The uranium price trend is strong. Over the five year period from 2020 to 2025, both spot and term prices have moved up from the $30/lb range to the $80/lb range. In 2024, Western responded to favorable market conditions by aggressively ramping up operations and expanding production capacity primarily at its 100% owned Sunday Mine Complex. While uranium spot prices weakened in late 2024, we had anticipated a recovery in 2025, supported by the U.S. ban on Russian uranium (effective 2028) and the Trump administration’s strong backing of nuclear energy and domestic mining. The Company’s interpretation of market signals was that uranium markets would stabilize at replacement price levels. However, given recent turbulence in global commodity and financial markets, along with geopolitical uncertainties, we have shifted to a more conservative stance, increasingly focusing on cost control and strategic discipline. We continued to observe capital market volatility fueled by political and trade uncertainties related to the tariff situation initiated by the current U.S. Administration and more recently the war in Iran.

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

Uranium Ridge Project

On October 8, 2025, Western, through its wholly owned subsidiary, PRM, closed on the acquisition of a package of unpatented mineral lode claims (the “Claims”). The Company paid $250,000 for the acquisition, securing a 50% ownership interest in the area covered by historic drilling. The Claims encompass a drilled-out uranium-vanadium deposit situated on ~240 acres that is located on BLM land in Montrose County, Colorado. As part of the acquisition strategy, Western has also staked additional claims surrounding the property, adding 500 acres with significant exploration potential to expand the historical resource. The Company has named this resource property the Uranium Ridge Project (“Uranium Ridge”), which is a combination of the acquired claims and the newly staked claims. The 50% of mineral claims that are not owned by PRM continue to be owned by Mr. George Glasier, the Company’s CEO. Mr. Glasier has indicated his willingness to make his personal interest available to the Company on appropriate terms if the Company deems it to be desirable. Uranium Ridge is located in close proximity to Western’s proposed Mustang mineral processing plant site, which is being advanced as a key regional processing hub. By securing nearby resources, Western expects to reduce haulage costs, streamline logistics, and capture significant processing efficiencies, directly translating into increased value for shareholders. The team has begun the requisite permitting process, as we wait for the ground to firm-up post-winter. Uranium Ridge is targeted for a confirmation and exploration drill program. The objectives are to confirm the historic drilled-out resources and expand the resource to the newly added 785 acres of claims acquired by staking.

Mustang Mineral Processing Plant

We are prioritizing the development of the Mustang Mineral Processing Plant (Mustang) in Colorado due to its close proximity to the SMC and lower hauling costs in comparison to the Maverick Minerals Processing Plant in Utah. In preparing the new licensing and permitting application, Western expects to benefit from the prior site owner’s completion of all phases of licensing and permitting of their Pinon Ridge Mill project. This facility will be designed to recover uranium and vanadium both from conventional materials mined from Company mines and materials produced by other mining companies. After permitting and construction, and subject to available financing, the processing of uranium and vanadium materials is targeted to commence in 2029. The Colorado milling license that Western is currently seeking will incorporate Kinetic Separation via an amendment to the initial license – as Western’s current plan is to submit a licensing application that is substantially identical to the application that was used previously for the Pinon Ridge Mill (which did not include the Company’s Kinetic Separation technology). Official baseline data collection at Mustang began in December 2024 for water monitoring and January 2025 for air monitoring. The required water monitoring data collection has been completed and hydrology reporting is being prepared. As the air monitoring equipment required repair, we will need to continue to collect air sample data into 2Q 2026. Results to date for both water and air quality is consistent with data collected by the former owners. During 2025, Western sourced digital versions of the prior Pinon Ridge Mill license application and supporting data. This will result in substantial savings in the compilation of the radioactive materials license application. The team will begin preparing the radioactive materials license application in 2Q 2026 targeting submission by October 2026. Mustang’s completion is critical for in-house yellowcake production.

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

George Glasier, the President, CEO and a director of Western, and his wife Kathleen owned 50% of the shares of PRC and Andrew Wilder, a director of Western, indirectly owned 3% of the shares of PRC, and so the transaction was considered a related party transaction. The Company’s Board of Directors established an independent committee of the Board comprised of directors who were not considered to have an interest in the transaction. The independent committee supervised the negotiation of and approved Western’s entry into the PRC agreement.

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

With uranium pricing still at suppressed levels, there has been a corresponding reduction in mining operations in 2025. The development of the Sunday Mine Complex became a secondary focus after the first quarter of 2025 as the mining team alternated between mine development and hauling / delivery activities related to the Ore Purchase Agreement.

During 2025, Western extended work in three areas of the GMG deposit and advanced the Leonard & Clark decline. Underground operations were placed on temporary standby during Q1 2026, and equipment was secured and prepared for storage. The mining operations team is continuing the completion of aboveground surface projects. When we next receive market signals to scale-up operations, the next underground projects will focus on the development of new additional Sunday Mine Complex areas which have indicated defined uranium mineralization to further expand capacity.

Sunday Mine Complex Drilling Program

The first phase of the horizontal underground drilling program was successfully completed. The program employed rigorous quality control, including twinning holes, assaying, and drilling core samples. The program included 20,366 feet of drilling plus an additional 1,655 feet of core drilling. Half of these core holes targeted mineralized faces identified during underground development, while the other half confirmed previously identified ore zones. Geotechnical and geological logging also mapped major faults and weak ground conditions. The program confirmed five mineralized pockets in the GMG drift and outlined the deposit’s overall shape and trend. The horizontal drilling program defined mineralized deposits but did not establish deposit thickness. A second program phase would necessitate surface/vertical drilling to capture thickness data to update geologic resource estimates. Having successfully completed the initiatives at the Sunday Mine Complex, we gradually reduced staffing through attrition, consultant cutbacks, selective layoffs, and redeployment. These efficiency measures have been taken to align the workforce with Company capitalization levels. During mine development activities, we have attempted to drift around mineralization, leaving the seam faces for quick access during the next period of full production.

Additional Projects To Expand Production Capacity

Looking forward, we are considering opportunities across our property portfolio to increase production capacity that are less capital intensive. These include re-permitting the Topaz Mine, rehabilitating the Sage Mine, reassessing the Van 4 Mine for decline/portal access rather than utilizing the previously reclaimed shaft, and additional development of the Rimrock JV mines. The project to advance permitting of the San Rafael Project is included in this group, and discussed in more detail below. Progress has been made on each of these initiatives. At the Topaz Mine, a new monitor well has been drilled and is actively being flushed in preparation for the delivery of new monitoring equipment. Once installed, we will commence the water quality sampling program. At the Sage Mine, we have now received both state and BLM approvals to commence limited work at this mine. For the Van 4, the team is preparing a vertical drill rig to begin a drilling program with both development and exploration/ resource expansion objectives.

San Rafael

The San Rafael Uranium Project, located in Emery County, Utah, is being developed as the Company’s second production facility. During the second quarter 2024, Western submitted a Notice of Intent to the U.S. Bureau of Land Management (“BLM”) that was approved for a mineral and groundwater exploration project. During the third quarter of 2024, Utah’s Division of Oil, Gas & Mining gave its approval of the exploration permit application and the Company posted a $61,403 financial guarantee of reclamation costs with the BLM. Currently all permits have been received that are needed for the drilling of monitor wells and the sinking of a mine shaft. When site work commences, following the completion of repairs to access roads, the phase 1 drilling program can begin. Initially, groundwater monitoring wells will be installed at five drilling locations, reaching depths of approximately 1,000 feet. During the borehole completion process, mineralization will also be assessed and confirmed against historical drill data. This project will provide the baseline data needed for permitting application submission.

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

During April and May 2025, the Company focused on the operational preparations required to begin hauling material. Also during this period, an additional ore pad was constructed, equipment and vehicles were prepared, and new equipment was purchased. The Company commenced deliveries in late June 2025 and during this period through September, Western delivered approximately 1,600 tons of mined material from the Sunday Mine Complex to the White Mesa Mill. Hauling capacity proved a limiting factor as all deliveries were completed by Western employees, alternating driving duties, utilizing a single Company truck to make ~20 ton deliveries. Most of the uranium-bearing feedstock utilized to make deliveries under the Ore Purchase Agreement originated from underground stockpiled materials from historical work projects. which was supplemented by a small amount of new production from the Sunday Mine Complex. During the year ended December 31, 2025, we recognized revenue from the sale of ore, net of royalty, of $297,285. As of December 31, 2025, included within other current assets on the consolidated balance sheet were receivables in the amount of $45,503 due from Purchaser. At the end of September 2025, Western made the decision to pause additional future deliveries in favor of focusing the mining staff on development projects that can increase future feedstock quantities for the Mustang Mineral Processing Plant.

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

Maverick Minerals Processing Plant

The development of the Maverick Minerals Processing Plant in Green River, Utah, has advanced since the land package acquisition was completed in 2023. Subsequently, a full team of consulting firms was chosen and engaged for their expertise in engineering / mill design, permit preparation, environmental, hydrology, and air quality. The project design and permitting activities include site evaluation work, compilation of a preliminary plant and property site plan, baseline data collection, plant and animal studies and a cultural survey. Additional consulting commitments were made to advance the licensing and development with Precision Systems Engineering (“PSE”), a leading engineering and design consulting firm headquartered in Sandy, Utah. The next steps were for PSE to complete a preliminary engineering design and cost estimate for a 500 ton per day mill and the installation of monitor wells. However, additional work has been deferred for Western to reassess its design strategy now that it has purchased a previously licensed mill site in Colorado (Mustang Mineral Processing Plant, formerly the Pinon Ridge Mill). As processing facility development efforts have been shifted, some of the Maverick site infrastructure has been relocated to the Mustang site, and notably the preliminary engineering work is also transferable. The Maverick site is located in close proximity (approximately 4 miles) to the San Rafael Uranium Project; however, it is approximately 170 miles from the Sunday Mine Complex. We are prioritizing development of the Mustang site, given its close proximity to the Sunday Mine Complex, lower hauling costs, and past licensing advances over the Maverick site.

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

During the years ended December 31, 2025 and 2024, we recognized aggregate revenue of $128,163 and $183,803, respectively, under these oil and gas lease arrangements. For the year ended December 31, 2025, oil and gas royalties declined due to lower volumes attributable to production decline curves.

Kinetic Separation Licensing

On December 1, 2016 a determination was made by the CDPHE considering the NRC Advisory Opinion, the Colorado public meeting process, and the CDPHE regulatory and evaluation framework. This determination stated that the proposed Kinetic Separation operations at the Sunday Mine by Black Range Minerals must be regulated by the CDPHE through a milling license. Previously, the Company was unable to deploy Kinetic Separation as it was without a regulatory framework, but as a result of this determination the Company is now able to deploy Kinetic Separation under a milling license. During 2025 there was a large development for Kinetic Separation which affects its process deployment. In September 2025, the NRC approved a license for the owner of the Ablation patents that allows the application of their version of Ablation technology for uranium mine waste remediation and issued a first-of-its-kind multi-site Service Provider License. This option is available to Western, should we choose to pursue it. The Colorado milling license that Western is currently seeking will likely incorporate Kinetic Separation via an amendment to the initial license – as Western’s current plan is to submit a licensing application that is substantially identical to the application that was used previously for the Pinon Ridge Mill (which did not include the Company’s Kinetic Separation technology).

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

During August 2025, DOE’s Office of Nuclear Energy established the Defense Production Act (DPA) Consortium that will seek participation by U.S. companies through voluntary agreements. It was announced that “Under the DPA Consortium, voluntary agreements will allow industry consultation to develop plans of action to ensure that the nuclear fuel supply chain capacity for mining and milling, conversion, enrichment, deconversion, fabrication, recycling and reprocessing is available to enable the continued reliable operation of the nation’s reactors.” The first meeting of the DPA Consortium was held on October 23, 2025 and the process is ongoing. The DOE Office of Nuclear Energy has organized industry-specific committees to focus on developing action plans to increase domestic capacity for mining, conversion, and enrichment to reduce reliance on foreign fuel sources. Western is a member of the Mining & Milling Committee.

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

In November 2024, in response to the U.S. ban on Russian uranium imports, Russia imposed a counter restriction on the export of enriched uranium to the United States. This was designed to create maximum uncertainty through its implementation on a shipment-by-shipment basis. Also in December 2024, Russia’s national nuclear company sold a 49% minority stake in a joint venture in a Kazakhstan uranium mine to a Chinese state-owned company. It was reported that this was done because of difficulties selling uranium to European or North American buyers due to sanctions recently imposed upon Russia.

The war in Ukraine is ongoing and it is unclear at this time when and how it will end but the parties have commenced negotiations under the guidance of the Trump Administration. In the early days of the new administration, President Trump appeared to be more open toward Russia’s interests, which caused concern from traditional European allies. Recently, the Trump’s Administration position regarding the war in Ukraine has become more balanced. The earlier embrace of Russia negatively impacted the prices of uranium equities and physical uranium commodities during much of 2025.

Nuclear Fuel and Uranium Market Conditions

The uranium term price was in the $80.00 to $81.50 range between July 2024 and August 2025, until its rise to $83/lb in September 2025 and $85/lb in October 2025. The uranium spot market has experienced more volatility, peaking at $106/lb in January 2024, and declining into a 2025 trading range of $64/lb to $78/lb through August 2025. In September 2025 and October 2025 spot prices rallied above $80/lb, before declining back into the 2025 trading range in November 2025. In January 2026, uranium spot prices spiked closing above $100/lb for 2 days and above $90/lb for 5 days. After this short lived rally was over spot prices declined and settled into the $80/lb range. The uranium price trend is strong. Over the five year period from 2020 to 2025, both spot and term prices have moved up from the $30/lb range to the $80/lb range. In 2023/2024, spot uranium prices reacted to supply/demand constraints and geopolitical risks. Positive catalysts across multiple levels of the nuclear fuel and uranium markets have set in motion uranium market and nuclear fuel opportunities for the next decade and beyond. Underlying fundamentals are the strongest in decades. This is attributable to multiple factors, including climate change, energy security, supply chain and energy scarcity initiatives. The supply/demand imbalance has flipped from a market with excess supply into a market with excess future demand. With the reduced availability of secondary supplies, utilities have begun adding multi-year contracts with mining companies for primary supply. The drivers expanding the demand for nuclear fuel include non-nuclear nations adding nuclear power generation, nuclear nations expanding fleets and/or extending lives of existing reactors, idled nuclear reactors being redeployed, the reversal of phase-outs and shutdowns, and the deployment of advanced reactors / SMRs. However, the challenge is in meeting increasing demand simultaneously with supply constraints from the world’s largest suppliers. In spite of all these favorable attributes, spot uranium prices have declined in 2025 versus 2024 levels, as have the equities of junior uranium miners. We anticipate that both will rebound to reflect the underlying positive fundamentals in the nuclear/uranium sector. Multiple market analysts have flagged low availability of mobile secondary inventories. We believe the continued draw down of inventories to be a market catalyst for uranium prices.

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

In the second quarter of 2024, investors began purchasing nuclear and uranium equities as a means to create long exposure for their positive view on Artificial Intelligence (AI), due to the vast energy requirements of data centers. Many of those investors reversed their positions and began to sell these nuclear and uranium equities in the fourth quarter of 2024 and in the first quarter of 2025, and the nuclear and uranium equities that initially benefited saw a price reversal. In 2025 this investment thesis increased investment in nuclear and uranium. With the agreements signed between tech companies that sponsor AI data centers and the nuclear industry, these vast power requirements have become viewed by the market as a significant new long-term demand driver for nuclear power as the best source of stable/reliable baseload power.

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

During October 2023, geopolitical instabilities spread further to the Middle East after a Hamas attack on Israel triggered a counterattack by Israel on the Gaza Strip. This additional hot spot further increases volatility in the world and destabilizes the Middle East region that is highly influential on global energy prices. The Israel-Hamas hostilities have escalated over the Summer of 2024 and then spread to other countries in the Middle East. At the beginning of 2025, Israel and Hamas agreed to a ceasefire which ended in March 2025; the hostilities resumed in March and it is not clear when and if the combatants will be able to negotiate a new ceasefire or an end to military actions. In August 2025, the Israeli Prime Minister spoke of Israel’s intention to take control of the entire Gaza Strip and said that he will be seeking backing from Israeli government ministers. On June 13, 2025, Israel attacked key nuclear and military facilities in Iran with Iranian military responding with attacks on Israel soon after. The conflict escalated quickly, which raised significant concerns for the stability of the region, and oil prices increased sharply in the first days of the war. On June 22, 2025, the United States military bombed a number of Iranian nuclear sites in a move to force Iranian authorities to negotiate a nuclear treaty and end the hostilities. Subsequently, both Israel and Iran began to abide by a ceasefire, which appears to be holding. U.S. President Trump presented a 20-point Gaza ceasefire plan and pressured both sides forcing Israel and Palestinians into indirect negotiations and a ceasefire resulted. This resulted in a hostage-prisoner exchange in October 2025, when the remaining living Israeli hostages were released and exchanged for almost 2,000 Palestinian prisoners and detainees held by Israel. The hope is for a post-war governance plan that will result in a lasting ceasefire; negotiations are ongoing.

After failed diplomatic negotiations, on February 28, 2026, the United States and Israel launched a joint operation on Iran which extended to neighboring Gulf countries. This new conflict has caused shipping disruptions in the Strait of Hormuz which are increasing energy prices and having a negative effect on world markets overall. A large portion of the Middle East daily oil production is transported through the Strait of Hormuz. This had further implications for energy-importing nations as their uranium buyers are more focused on domestic security and away from regional logistical risks. Among those at risk of an Iranian strike in Central Asia is Kazakhstan, the largest producer of uranium.

Private Placements

On October 14, 2025, the Company closed a brokered private placement of 6,555,556 units at a price of $0.64 (CAD $0.90) per unit (the “October 2025 PP”). The aggregate gross proceeds raised in the private placement amounted to $4,202,281 (CAD $5,900,000). Each unit is comprised of one common share of Western and one common share purchase warrant. Each warrant is exercisable into one common share at a price of $0.85 (CAD $1.20) per share for a period of 54 months following the closing date of the private placement. A total of 6,555,556 common shares and warrants to purchase 6,555,556 common shares were issued to investors and warrants to purchase 229,444 common shares were issued to broker dealers in connection with the private placement. A 7% cash commission and broker warrants equal to 3.5% of the number of units sold, each exercisable into one common share at the issue price for a period of 54 months following the closing date, will be issued to the sole underwriter in connection with the offering.

The units under the October 2025 PP were issued to certain purchasers pursuant to the listed issuer financing exemption (“LIFE”) under Part 5A of National Instrument 45-106– Prospectus Exemptions, as amended by the Coordinated Blanket Order 45-935Exemptions from Certain Conditions of the Listed Issuer Financing Exemption. In connection with the LIFE offering, the Company filed with the applicable securities regulators a Second Amended and Restated Offering Document dated October 14, 2025 (the “LIFE Offering Document”) whereby, among other things, the Company described the intended use of its available funds after closing of the LIFE offering. As of the date hereof, the Company used the funds largely as described in the LIFE Offering Document, but the Company is planning to delay the drilling, monitoring and permitting work at the San Rafael Uranium Project and to slow down the mine development and maintenance at the Sage Mine, the Van 4 Mine and the Sunday Mine Complex . Currently, the Company’s focus with its available funds is to advance the permitting of the Mustang Mineral Processing Plant and to perform exploratory drilling at the Uranium Ridge project.  Although the Company currently intends to use its cash resources as described herein, there may be circumstances where a reallocation of funds may be deemed prudent or necessary, which may result in actual expenses varying materially from projections. Such a reallocation could be done in light of a number of factors, including the Company’s ability to execute its business plan, market conditions and results achieved from previous expenditures. For a more detailed discussion on the Company’s plans, see Item 1: Business and Item 1A: Risk Factors.

Share Repurchase Program, NCIB

On December 19, 2025, the Company implemented a normal course issuer bid (“NCIB”) to allow it to purchase up to 6,672,291 of its common shares representing approximately 10% of the Company’s “public float” as of December 17, 2025, as defined under the policies of the CSE. The Company may purchase shares under the NCIB over a 12-month period beginning on December 19, 2025 and ending on December 18, 2026. Shares repurchased under the NCIB shall be purchased on the open market through the facilities of the CSE or Canadian alternative trading systems at the prevailing market price of the shares at the time of purchase and in accordance with the policies of the CSE and applicable Canadian securities laws. All shares purchased under the NCIB are required to be cancelled. The Company will fund any such purchases of shares under the NCIB with cash on hand.

The exact timing and amount of purchases of shares pursuant to the NCIB, if any, will depend on market conditions, the Company’s priorities for the use of our cash to fund the licensing and development of the Mustang Mineral Processing Plant, development of its mining properties, working capital considerations and other factors. The Company has no obligation to acquire any shares under the NCIB and may suspend or discontinue purchases under the NCIB at any time. Notably the NCIB program was established due to an index methodology change which resulted in the disposition, by sale into the public markets during December 2025, of the Company’s shares held by an investment fund who was a shareholder of the Company.

During the year ended December 31, 2025, no shares were repurchased under the NCIB.

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

Results of Operations

Year Ended December 31, 2025 as Compared to the Year Ended December 31, 2024

The following table presents the Company’s financial results for the years ended December 31, 2025 and 2024.

	For the Years Ended December 31,
	2025	2024
Revenues	$425,448	$183,803

Expenses
Mining expenditures	4,447,119	5,285,140
Professional fees	581,224	613,403
General and administrative	2,283,333	3,599,460
Consulting fees	399,696	1,020,577
Total operating expenses	7,711,372	10,518,580

Operating loss	(7,285,924)	(10,334,777)

Interest income, net	106,207	224,738
Other income (expense), net	3,794	(1,998)

Net loss	(7,175,923)	(10,112,037)

Other comprehensive loss
Foreign currency translation adjustment	(35,259)	(159,862)

Comprehensive loss	$(7,211,182)	$(10,271,899)

Summary:

Our consolidated net loss for the years ended December 31, 2025 and 2024 was $7,175,923 and $10,112,037, respectively. The principal components of these year over year changes are discussed below.

Our comprehensive loss for the years ended Decembers 31, 2025 and 2024 was $7,211,182 and $10,271,899, respectively.

Revenues

Revenues for the year ended December 31, 2025 were $425,448 as compared to $183,803 for the year ended December 31, 2024. The increase in revenues of $241,645, or 131%, was primarily related to $297,285 of revenue from the sale of uranium bearing material during the year ended December 31, 2025 as compared to receiving only oil and gas royalties during the year ended December 31, 2024.

Mining Expenditures

Mining expenditures for the year ended December 31, 2025 were $4,447,119 as compared to $5,285,140 for the year ended December 31, 2024. The decrease in mining expenditures of $838,021, or 16%, was principally attributable to a decrease in mining, drilling, and explosive supplies, reduced Rimrock joint venture costs and lower non-cash stock-based compensation expense. These decreases were principally offset by an increase in depreciation expense from additional equipment, facilities being placed in service during 2025, and an increase in reclamation expenditures due to the first quarter 2025 completion of the Van 4 reclamation.

Professional Fees

Professional fees for the year ended December 31, 2025 were $581,224 as compared to $613,403 for the year ended December 31, 2024. The decrease in professional fees of $32,179, or 5%, was primarily due to higher professional fees during the year ended December 31, 2024 in connection with an elevated level of business, mining and acquisition activities, which has since reduced during the 2025 period.

General and Administrative

General and administrative expenses for the year ended December 31, 2025 were $2,283,333 as compared to $3,599,460 for the year ended December 31, 2024. The decrease in general and administrative expenses of $1,316,127, or 37%, was primarily due to a reduction in payroll and benefits expenses due to a decrease in staff size, and to a decrease in non-cash stock-based compensation expense.

Consulting Fees

Consulting fees for the year ended December 31, 2025 were $399,696 as compared to $1,020,577 for the year ended December 31, 2024. The decrease in consulting fees of $620,881, or 61%, was due to a spending shift in the mineral processing plant licensing efforts. The current period was comprised of lower baseline data collection costs at the Mustang site, whereas the prior period was comprised predominantly of higher engineering costs at the Maverick site.

Interest Income, Net

Interest income, net for the year ended December 31, 2025 was $106,207 as compared to $224,738 for the year ended December 31, 2024. The decrease in interest income, net of $118,531, or 53%, was principally attributable to a decrease in interest earned due to lower interest rates and lower cash balances during the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2025 was income of $3,794 as compared to expense of $1,998 for the year ended December 31, 2024. The change in other income (expense), net of $5,792 was attributable to a gain on the disposal of equipment during the year ended December 31, 2025 as compared to a loss on disposal of equipment incurred during the year ended December 31, 2024.

Foreign Currency Translation Adjustment

Foreign currency translation adjustment for the year ended December 31, 2025 was a loss of $35,259 as compared to a loss of $159,862 for the year ended December 31, 2024. The lower foreign currency translation adjustment loss for the year ended December 31, 2025 was principally attributable to a narrowing of the exchange rate exposure, as compared to the year ended December 31, 2024.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash balance as of December 31, 2025 was $6,858,183. Our cash position is highly dependent on our ability to raise capital through the issuance of debt and equity and our management of expenditures for mining and for the development of our mineral processing mill and for the fulfillment of our public company reporting responsibilities. Our management believes that in order to finance the development and mining operations of the mining properties, to construct our Kinetic Separation equipment and operations and to secure regulatory licenses for and to construct our uranium and vanadium minerals processing facilities, we will be required to raise additional capital by way of debt and/or equity. We will also require additional working capital to continue to scale-up our mining operations at the Sunday Mine Complex. This outlook is based on our current financial position and is subject to change if opportunities become available based on current exploration program results and/or external opportunities.

Net Cash Used In Operating Activities

Net cash used in operating activities was $5,775,735 for the year ended December 31, 2025, as compared with $8,297,043 used in operating activities for the year ended December 31, 2024. The decrease of $2,521,308 in cash used in operating activities was principally driven by a decrease in net loss of $2,936,114 as cost cuts were phased-in during the year and an increase of $209,155 in depreciation expense, offset by a decrease of $584,320 in stock-based compensation.

Net Cash Used In Investing Activities

Net cash used in investing activities was $765,449 for the year ended December 31, 2025, as compared with $3,391,888 for the year ended December 31, 2024. The decrease in cash used in investing activities of $2,626,439 was principally due to reduced purchases of mining equipment and vehicles in the current period. We have shifted emphasis from new acquisitions to refurbishing our previously acquired vehicles and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $7,137,957 for the year ended December 31, 2025, as compared with $8,152,328 for the year ended December 31, 2024. The decrease in cash provided by financing activities of $1,014,371 was principally due to a $3,591,087 increase in proceeds from private placements during 2025 offset by proceeds of $4,605,458 from warrant exercises during 2024. There was no corresponding warrant exercises during 2025.

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

During the year ended December 31, 2025, in connection with our Sage Mine, we incurred additional gross and discounted asset retirement obligations of $24,396 and $6,713, respectively. We determined the gross ARO of the mineral properties to be $1,187,553 and $1,163,978, as of December 31, 2025 and 2024, respectively. The portion of the asset retirement obligation related to the Van 4 Mine, which is in reclamation as of December 31, 2025, and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. During the year ended December 31, 2025, our internal mining operations team has been performing the Van 4 Mine reclamation work. We submitted our Surety Reduction Request application to the CDRMS on January 7, 2026 for a reduction of the financial warranty based on current site conditions and consideration of reclamation activities completed thus far. On March 19, 2026, the CDRMS concluded its review and approved the Company’s request and reduced the financial warranty from $75,057 to $49,350.

The asset retirement obligations represent the Company’s estimate of the present value of future reclamation costs, discounted using a credit adjusted risk-free interest rates of 5.4% as of December 31, 2025 and 2024. The net discounted aggregated values as of December 31, 2025 and 2024 were $415,164 and $410,098, respectively. On March 13, 2025 and July 31, 2025, the Company remitted $351,131 and $24,489, respectively, in connection with the reevaluation of reclamation costs for existing mining properties. The gross AROs as of December 31, 2025 and 2024 are secured by financial warranties in the amount of $1,187,553 and $812,993, respectively.

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

Under the oil and gas lease and easement arrangements, during the years ended December 31, 2025 and 2024, we recognized aggregate revenue of $128,163 and $183,803, respectively, under these oil and gas lease arrangements.

Related Party Transactions

We have transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $333,349 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. We assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, we recorded the deferred contingent consideration as an assumed liability in the amount of $333,349 and $309,138 as of December 31, 2025 and 2024, respectively.

On October 1, 2024, Western, through its wholly owned subsidiary, Western Utah, executed a binding stock purchase agreement (the “PRC Agreement”) to purchase 100% of the shares of PRC from a private investor group and thereby acquire an 880 acre property located in Montrose County, Colorado, where a uranium processing plant was previously licensed but never constructed. George Glasier, the President, CEO and a director of Western, and his wife Kathleen owned 50% of the shares of PRC, and Andrew Wilder, a director of Western, indirectly owned 3% of the shares of PRC. Therefore, this transaction constitutes a related party transaction. The Company’s Board of Directors established an independent committee of the Board, comprised of directors who are not considered to have an interest in the transaction. The independent committee supervised the negotiation of and approved Western’s entry into the PRC Agreement. Of the total cash paid to the sellers, $414,584 was paid to George Glasier and $24,875 was paid to an affiliate of Andrew Wilder.

We have multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. In connection with these arrangements, we incurred rent expense of $108,546 and $106,500 for the years ended December 31, 2025 and 2024, respectively.

We are obligated to pay Mr. Glasier for reimbursable expenses in the amount of $74,063 and $83,554, included within accounts payable and accrued liabilities, as of December 31, 2025 and 2024, respectively.

During the year ended December 31, 2024, we purchased equipment from Silver Hawk Ltd. for $9,000. There were no purchases from Silver Hawk Ltd. during the year ended December 31, 2025.

In connection with the Company’s June 13, 2025 private placement, of the 5,911,786 common shares and warrants issued to investors, 117,647 were issued to Mr. Glasier for his participation in the private placement.

In December 2025, Mr. Glasier acquired an aggregate of 100,000 common shares of the Company at a price of $0.35 (CAD $0.48 as of December 31, 2025).

Going Concern

With the exception of the quarter ended June 30, 2022, we had incurred losses from our operations and as of December 31, 2025, had an accumulated deficit of $36,105,817 and working capital of $5,384,164.

Since inception, we have met our liquidity requirements principally through the issuance of notes, the sale of our common shares and from limited revenue sources. On October 14, 2025, the Company closed a brokered private placement of 6,555,556 units at a price of $0.64 (CAD $0.90) per unit. The aggregate gross proceeds raised in the private placement amounted to $4,202,281 (CAD $5,900,000) and proceeds net of issuance costs were $3,806,270 (CAD $5,344,010). On June 13, 2025, we closed a brokered private placement of 5,911,786 units at a price of $0.63 (CAD $0.85) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,693,424 (CAD $5,025,018) and proceeds net of issuance costs were $3,331,687 (CAD $4,532,939). Of the 5,911,786 common shares and warrants issued to investors, 117,647 were issued to Mr. Glasier for his participation in the private placement. During November 2024, we closed a private placement of 4,142,906 units at a price of $0.94 (CAD $1.32) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,897,166 (CAD $5,468,636) and proceeds net of issuance costs were $3,546,870 (CAD $4,975,966). During year ended December 31, 2024, we received $4,605,458 (CAD $6,238,248) in proceeds from the exercise of common share warrants to purchase 5,198,540 common shares.

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

Off Balance Sheet Arrangements

As of December 31, 2025, there were no off-balance sheet transactions. We have not entered into any specialized financial agreements to minimize our investment risk, currency risk or commodity risk.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of our chief executive officer and chief financial officer, concluded that, as of December 31, 2025, our internal control over financial reporting was not effective based on those criteria.

Based upon its assessment, as of December 31, 2025, management has identified the following material weaknesses in its internal control over financial reporting, inclusive of the control weakness related to disclosure controls and procedures:

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of our board of directors (the “Board”) and our executive officers.

Name	Age	Position(s)
George Glasier	82	President, Chief Executive Officer and Director

Robert Klein	60	Chief Financial Officer

Michael Rutter	49	Chief Operating Officer

Bryan Murphy	57	Director, Chairman

Andrew Wilder	55	Director

Michael Skutezky	78	Director

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	TOTAL ($)
George Glasier(1)	2025	300,000	-	-	-	15,000	315,000
President and Chief Executive Officer	2024	300,000	31,500	-	102,667	15,000	449,167

Robert Klein(2)	2025	200,000	-	-	-	15,000	215,000
Chief Financial Officer	2024	200,000	21,500	-	102,667	15,000	339,167

Michael Rutter(3)	2025	185,000	-	-	-	-	185,000
Chief Operating Officer	2024	185,000	18,500	-	89,833	-	293,333

(1)	On November 24, 2024, Mr. Glasier was granted a non-qualified option to purchase 200,000 of our common shares at an exercise price of $0.94 (CAD $1.32) per share which expires five years from each of the respective vesting dates. This option will vest in three installments: one-third on January 31, 2025, one-third on July 31, 2025 and one-third on January 31, 2026. For each of the years December 31, 2025 and 2024, Mr. Glasier received a reimbursement of $15,000 in lieu of participation in Western’s health plan, which was initiated in 2023.

(2)	On November 24, 2024, Mr. Klein was granted a non-qualified option to purchase 200,000 of our common shares at an exercise price of $0.94 (CAD $1.32) per share which expires five years from each of the respective vesting dates. This option will vest in three installments: one-third on January 31, 2025, one-third on July 31, 2025 and one-third on January 31, 2026. For each of the years ended December 31, 2025 and 2024, Mr. Klein received a reimbursement of $15,000 in lieu of participation in Western’s health plan, which was initiated in 2023.

(3)	Mr. Rutter became an executive officer on January 30, 2024. On November 24, 2024, Mr. Rutter was granted a non-qualified option to purchase 175,000 of our common shares at an exercise price of $0.94 (CAD $1.32) per share which expires five years from each of the respective vesting dates. This option will vest in three installments: one-third on January 31, 2025, one-third on July 31, 2025 and one-third on January 31, 2026.

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

Outstanding Equity Awards Table

The following table sets forth unexercised options, unvested stock and equity incentive plan awards outstanding for our named executive officers as of December 31, 2025.

Outstanding Option Awards at December 31, 2025

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($ CAD)	Option expiration date
George Glasier	66,667	-	1.76	02/09/2027
	66,666	-	1.76	04/01/2027
	66,667	-	1.76	07/01/2027
	150,000	-	1.60	10/31/2027
	150,000	-	1.60	04/30/2028
	83,333	-	1.60	01/31/2029
	83,333	-	1.60	07/31/2029
	83,334	-	1.60	01/31/2030
	66,666	-	1.32	1/31/2030
	66,666	-	1.32	7/31/2030
	-	66,668	1.32	1/31/2031

Robert Klein	66,667	-	1.76	02/09/2027
	66,666	-	1.76	04/01/2027
	66,667	-	1.76	07/01/2027
	150,000	-	1.60	10/31/2027
	150,000	-	1.60	04/30/2028
	83,333	-	1.60	01/31/2029
	83,333	-	1.60	07/31/2029
	83,334	-	1.60	01/31/2030
	66,666	-	1.32	1/31/2030
	66,666	-	1.32	7/31/2030
	-	66,668	1.32	1/31/2031

Michael Rutter	33,333	-	1.76	2/9/2027
	33,334	-	1.76	4/1/2027
	33,333	-	1.76	7/1/2027
	75,000	-	1.60	10/31/2027
	75,000	-	1.60	4/30/2028
	75,000	-	1.60	1/31/2029
	75,000	-	1.60	7/31/2029
	75,000	-	1.60	1/31/2030
	58,333	-	1.32	1/31/2030
	58,333	-	1.32	7/31/2030
	-	58,334	1.32	1/31/2031

Outstanding Stock Awards at Fiscal Year-End for 2025

None.

Director Compensation

The following table sets forth a summary of the compensation for the fiscal year ended December 31, 2025 earned by each director who is not a named executive officer and who served on the Board during the year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Andrew Wilder(1)	42,941	-	-	42,941
Bryan Murphy(2)	68,705	-	-	68,705
Michael Skutezky(3)	42,941	-	-	42,941

(1)	During the year ended December 31, 2025, the Company incurred $42,941 in director fees for Mr. Wilder’s services as a Director.

(2)	During the year ended December 31, 2025, the Company incurred $68,705 in director fees for Mr. Murphy’s services as a Director.

(3)	During the year ended December 31, 2025, the Company incurred $42,941 in director fees for Mr. Skutezky’s services as a Director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our class of common shares as of April 14, 2026 by:

●	each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common shares;

●	each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of class (1)
5% or Greater Shareholders:
Common shares	George Glasier, CEO	6,362,829	(2)	8.7%
Common shares	MMCAP International Inc. SPC	6,044,567	(3)	8.0%

Directors and Named Executive Officers:
Common shares	George Glasier, CEO	6,362,829	(2)	8.7%
Common shares	Robert Klein, CFO	1,062,508	(4)	1.5%
Common shares	Michael Rutter, COO	721,654	(5)	1.0%
Common shares	Andrew Wilder	1,027,784	(6)	1.4%
Common shares	Bryan Murphy	1,135,338	(7)	1.6%
Common shares	Michael Skutezky	403,453	(8)	0.6%

	All executive officers and directors as a group (6 persons)	10,713,566		13.9%

(1)	Based on 71,853,888 common shares outstanding on April 14, 2026 and, with respect to each individual holder, rights to acquire our common shares exercisable within 60 days of April 14, 2026.

(2)	Consists of 5,028,516 common shares, 1,016,666 common shares issuable upon the exercise of stock options held by Mr. Glasier, and 117,647 common shares issuable upon the exercise of warrants held by Mr. Glasier. Also includes 200,000 common shares issuable upon the exercise of stock options held by Mr. Glasier’s spouse, the beneficial ownership of which Mr. Glasier disclaims.

(3)	Consists of 2,516,366 common shares and 3,528,201 common shares issuable upon the exercise of warrants beneficially owned by MMCAP International Inc. SPC. The address for MMCAP International Inc. SPC is 161 Bay Street, TD Canada Trust Tower Suite 2240, Toronto, Ontario, M5J 2S1, Canada.

(4)	Consists of 45,842 common shares and 1,016,666 common shares issuable upon the exercise of stock options held by Mr. Klein.

(5)	Consists of 13,321 common shares and 708,333 common shares issuable upon the exercise of stock options held by Mr. Rutter.

(6)	Consists of 11,118 common shares and 1,016,666 common shares issuable upon the exercise of stock options held by Mr. Wilder.

(7)	Consists of 56,172 common shares owned directly, 62,500 common shares beneficially owned indirectly through Magellan Limited, and 1,016,666 common shares issuable upon the exercise of stock options held by Mr. Murphy.

(8)	Consists of 10,000 common shares beneficially owned indirectly through Rhodes Capital Corporation, 20,000 common shares owned directly by Mr. Skutezky, 6,787 common shares issuable upon the exercise of warrants beneficially owned indirectly through Rhodes Capital Corporation, and 366,666 common shares issuable upon the exercise of stock options held by Mr. Skutezky.

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

At December 31, 2025, a total of 5,348,332 stock options issued under the Plan were outstanding.

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of December 31, 2025, a total of 71,853,888 common shares were outstanding. As of December 31, 2025, the maximum number of stock options eligible to be issued under the Plan would be 7,185,388, and net of 5,348,332 options outstanding as of December 31, 2025, there remain 1,837,056 stock options available to be issued under the Plan.

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

Equity Compensation Plan Information

As of December 31, 2025

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	5,348,332	$1.16	1,837,056
Equity compensation plans not approved by shareholders	-	n/a	-
Total	5,348,332	$1.16	1,837,056

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We have transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $333,349 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. The Company assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $333,349 and $309,138 as of December 31, 2025 and 2024, respectively.

George Glasier, the President, CEO and a director of Western, and his wife, Kathleen, owned 50% of the shares of PRC, and Andrew Wilder, a director of Western, indirectly owned 3% of the shares of PRC, and so the transaction was considered a related party transaction. The Company’s Board of Directors established an independent committee of the Board comprised of directors who were not considered to have an interest in the transaction. The independent committee supervised the negotiation of and approved Western’s entry into the PRC agreement. Of the total cash paid to the sellers, $414,584 was paid to George Glasier and $24,875 was paid to an affiliate of Andrew Wilder.

We have multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. In connection with these arrangements, we incurred rent expense of $108,546 and $106,500 for the years ended December 31, 2025 and 2024, respectively.

We are obligated to pay Mr. Glasier for reimbursable expenses in the amount of $74,063 and $83,554, included within accounts payable and accrued liabilities, as of December 31, 2025 and 2024, respectively.

During the yeas ended December 31, 2024, we purchased equipment from Silver Hawk Ltd. for $9,000, respectively. There were no purchases from Silver Hawk Ltd. during the year ended December 31, 2025.

In connection with the Company’s June 13, 2025 private placement, of the 5,911,786 common shares and warrants issued to investors, 117,647 were issued to Mr. Glasier for his participation in the private placement.

In December 2025, Mr. Glasier acquired an aggregate of 100,000 common shares of the Company at a price of $0.35 (CAD $0.48 as of December 31, 2025).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by MNP LLP (“MNP”), our independent registered accounting firm for the fiscal years ended December 31, 2025 and 2024. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described in the table below.

	2025	2024
Audit fees	$130,181	$127,354
Audit-related fees	-	-
Tax fees	20,755	15,836
All other fees	-	-
Total fees	$150,936	$143,190

Audit fees: Consist of fees billed for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements. These fees also include the review of registration statements and the delivery of consents in connection with registration statements.

Audit-related fees: There were no fees billed by MNP for professional services rendered for audit-related services for the years ended December 31, 2025 and 2024.

Tax fees: Consists of fees incurred for the Company’s U.S. and Canadian tax preparation fees and tax consulting fees.

All other fees: There were no fees billed by MNP for professional services rendered for other compliance purposes for the years ended December 31, 2025 and 2024.

The Company’s Board of Directors has established pre-approval policies and procedures, pursuant to which the Board approved the foregoing audit and tax services provided by MNP in 2025 and 2024 consistent with the Board’s responsibility for engaging Western’s independent auditors. The Board also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The Board has determined that the rendering of such services is compatible with MNP maintaining its independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

(a) The following financial statements are being filed as part of this Annual Report.

(b) The following exhibits are being provided as required by Item 601 of Regulation S-K.

Exhibit No.	Description
2.1(1)	Share Exchange Agreement between Pinon Ridge Mining LLC, Homeland Uranium Inc., Homeland Uranium (Utah), et al., dated November 6, 2014.
2.2(1)	Merger Implementation Agreement between Black Range Minerals Limited and Western Uranium Corporation, dated March 20, 2015.
2.3(1)	Credit Facility between Western Uranium Corporation and Black Range Minerals Limited, dated March 20, 2015.
2.4(2)	Termination and Liquidation Agreement between Ablation Technologies LLC, Black Range Minerals Ablation Holdings Inc. and Mineral Ablation, LLC dated March 17, 2015
3.1(1)	Certificate of Incorporation, as amended.
3.2(1)	Amended and Restated By-laws.
4.1(8)	Description of Capital Stock
10.1(3)	Call Option Agreement
10.2(2)	Technology License Agreement between Ablation Technologies LLC and Black Range Mineral Ablation Holdings Inc. dated as of March 17, 2015
10.3(9)	Incentive Stock Option Plan (Rolling 10%), as amended
10.4(4)	Employment Agreement between George Glasier and Western Uranium & Vanadium Corporation dated February 8, 2017
10.5(4)	Employment Agreement between Robert Klein and Western Uranium & Vanadium Corporation dated May 12, 2017
10.6(5)	Employment Agreement between Robert Klein and Western Uranium & Vanadium Corporation dated November 13, 2017
10.7(6)	Addendum to Employment Agreement between George Glasier and Western Uranium & Vanadium Corporation dated May 30, 2019
10.8(7)	Employment Agreement, dated November 12, 2020, by and between Robert Klein and Western Uranium and Vanadium Corp.
14.1(10)	The Code of Business Conduct and Ethics
19.1(10)	Disclosure, confidentiality and Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
95*	Mine Safety Disclosure Exhibit
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

+	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of the omitted schedules and exhibits to the SEC upon request.

*	Filed herewith

(1)	Previously filed as an exhibit to the Company’s Form 10 filed on April 29, 2016

(2)	Previously filed as an exhibit with Amendment No. 2 to the Company’s Form 10 filed on July 22, 2016

(3)	Previously filed as an exhibit with Amendment No. 1 to the Company’s Form 10 filed on June 22, 2016

(4)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 15, 2017

(5)	Previously filed as an exhibit to the Company’s Form 10-K filed on April 2, 2018

(6)	Previously filed as an exhibit to the Company’s Form 10-Q filed on August 14, 2019

(7)	Previously filed as an exhibit to the Company’s Form 10-Q filed on November 16, 2020

(8)	Previously filed as an exhibit to the Company’s Form 10-K filed on April 15, 2022

(9)	Previously filed as an exhibit to the Company’s Proxy filed on May 31, 2023

(10)	Previously filed as an exhibit to the Company’s Form 10-K filed on April 15, 2025

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM & VANADIUM CORP.

Date: April 15, 2026	By:	/s/ George Glasier
George Glasier Chief Executive Officer and President

Date: April 15, 2026	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2026	By:	/s/ George Glasier
George Glasier
Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: April 15, 2026	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 15, 2026	By:	/s/ Bryan Murphy
Bryan Murphy
Director

Dated: April 15, 2026	By:	/s/ Andrew Wilder
Andrew Wilder
Director

Dated: April 15, 2026	By:	/s/ Michael Skutezky
Michael Skutezky
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Western Uranium & Vanadium Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Uranium & Vanadium Corp. and subsidiaries (the “Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and other comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations and is dependent upon future sources of equity or debt financing in order to fund its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

April 15, 2026

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in USD)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$5,620,630	$5,482,631
Restricted cash, current portion	75,057	75,057
Prepaid expenses	262,941	352,058
Other current assets	188,019	77,936
Total current assets	6,146,647	5,987,682

Restricted cash, net of current portion	1,162,496	737,936
Property, plant & equipment and mineral properties, net	17,649,747	17,702,569
Kinetic separation intellectual property	9,488,051	9,488,051
Total assets	$34,446,941	$33,916,238

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$687,426	$672,041
Asset retirement obligations, current portion	75,057	75,057
Total current liabilities	762,483	747,098

Asset retirement obligations, net of current portion	340,107	335,041
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	333,349	309,138
Total liabilities	4,144,826	4,100,164

Commitments and Contingencies (Note 4)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 71,854,194 and 59,383,002 shares issued as of December 31, 2025 and 2024, respectively, and 71,853,888 and 59,382,696 shares outstanding as of December 31, 2025 and 2024, respectively	66,677,062	58,979,839
Treasury shares, 306 shares held in treasury as of December 31, 2025 and 2024	-	-
Accumulated deficit	(36,105,817)	(28,929,894)
Accumulated other comprehensive loss	(269,130)	(233,871)
Total shareholders’ equity	30,302,115	29,816,074
Total liabilities and shareholders’ equity	$34,446,941	$33,916,238

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

	For the Years Ended December 31,
	2025	2024

Revenues	$425,448	$183,803

Expenses
Mining expenditures	4,447,119	5,285,140
Professional fees	581,224	613,403
General and administrative	2,283,333	3,599,460
Consulting fees	399,696	1,020,577
Total operating expenses	7,711,372	10,518,580

Operating loss	(7,285,924)	(10,334,777)

Interest income, net	106,207	224,738
Other income (expense), net	3,794	(1,998)

Net loss	(7,175,923)	(10,112,037)

Other comprehensive loss
Foreign currency translation adjustment	(35,259)	(159,862)

Comprehensive loss	$(7,211,182)	$(10,271,899)

Net loss per share - basic and diluted	$(0.11)	$(0.18)

Weighted average shares outstanding - basic and diluted	64,055,465	55,084,225

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Total

Balance as of January 1, 2024	50,002,089	$49,661,910	306	$-	$(18,817,857)	$(74,009)	$30,770,044

Private placement - November 2024, net of offering costs	4,142,906	3,546,870	-	-	-	-	3,546,870
Proceeds from the exercise of warrants	5,198,540	4,605,458	-	-	-	-	4,605,458
Cashless exercise of stock options	39,161	-	-	-	-	-	-
Stock based compensation - stock options	-	1,165,601	-	-	-	-	1,165,601
Foreign currency translation adjustment	-	-	-	-	-	(159,862)	(159,862)
Net loss	-	-	-	-	(10,112,037)	-	(10,112,037)
Balance as of December 31, 2024	59,382,696	$58,979,839	306	$-	$(28,929,894)	$(233,871)	$29,816,074

Private placement - June 2025, net of offering costs	5,911,786	3,331,687	-	-	-	-	3,331,687
Private placement - October 2025, net of offering costs	6,555,556	3,806,270	-	-	-	-	3,806,270
Cashless exercise of stock options	3,850	-	-	-	-	-	-
Stock-based compensation expense	-	559,266	-	-	-	-	559,266
Foreign currency translation adjustment	-	-	-	-	-	(35,259)	(35,259)
Net loss	-	-	-	-	(7,175,923)	-	(7,175,923)
Balance as of December 31, 2025	71,853,888	$66,677,062	306	$-	$(36,105,817)	$(269,130)	$30,302,115

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

	For the Years Ended December 31,
	2025	2024
Cash Flows Used In Operating Activities:
Net loss	$(7,175,923)	$(10,112,037)
Reconciliation of net loss to cash used in operating activities:
Depreciation	822,765	613,610
(Gain) loss on the sale of equipment	(4,494)	1,998
Accretion of asset retirement obligations	5,066	12,971
Stock-based compensation	558,221	1,142,541
Change in marketable securities	-	385
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(20,966)	83,575
Accounts payable and accrued liabilities	15,385	(89,082)
Asset retirement obligations	-	80,508
Contingent consideration	24,211	(31,512)
Net cash used in operating activities	(5,775,735)	(8,297,043)

Cash Flows Used In Investing Activities
Purchase of property, plant & equipment and mineral properties	(795,618)	(3,395,888)
Proceeds from sale of equipment	30,169	4,000
Net cash used in investing activities	(765,449)	(3,391,888)

Cash Flows Provided By Financing Activities
Proceeds from private placement, net	7,137,957	3,546,870
Proceeds from warrant exercises	-	4,605,458
Net cash provided by financing activities	7,137,957	8,152,328

Effect of foreign exchange rate on cash	(34,214)	(136,802)

Net increase (decrease) in cash and cash equivalents and restricted cash	562,559	(3,673,405)

Cash and cash equivalents and restricted cash - beginning	6,295,624	9,969,029
Cash and cash equivalents and restricted cash - ending	$6,858,183	$6,295,624

Cash and cash equivalents	$5,620,630	$5,482,631
Restricted cash, current portion	75,057	75,057
Restricted cash, noncurrent	1,162,496	737,936
Total cash and cash equivalents and restricted cash	$6,858,183	$6,295,624

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$7,879
Income taxes	$-	$-

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 2 – Liquidity and going concern

With the exception of the quarter ended June 30, 2022, the Company has incurred losses from its operations. During the years ended December 31, 2025 and 2024, the Company generated net losses of $7,175,923 and $10,112,037, respectively. The Company expects to generate operating losses for the foreseeable future as it incurs expenses to bring its mineral processing facilities online and further expands its mining operations. As of December 31, 2025 and 2024, the Company had an accumulated deficit of $36,105,817 and $28,929,894, respectively, and working capital of $5,384,164 and $5,240,584, respectively.

Since inception, the Company has met its liquidity requirements principally through the issuance of notes, the sale of its common shares and from limited revenue sources. On October 14, 2025, the Company closed a brokered private placement of 6,555,556 units at a price of $0.64 (CAD $0.90) per unit. The aggregate gross proceeds raised in the private placement amounted to $4,202,281 (CAD $5,900,000) and proceeds net of issuance costs were $3,806,270 (CAD $5,344,010). On June 13, 2025, the Company closed a brokered private placement of 5,911,786 units at a price of $0.63 (CAD $0.85) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,693,424 (CAD $5,025,018) and proceeds net of issuance costs were $3,331,687 (CAD $4,532,939). Of the 5,911,786 common shares and warrants issued to investors, 117,647 were issued to Mr. Glasier for his participation in the private placement (see Note 8). During November 2024, the Company closed a private placement of 4,142,906 units at a price of $0.94 (CAD $1.32) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,897,166 (CAD $5,468,636) and proceeds net of issuance costs were $3,546,870 (CAD $4,975,966). During the year ended December 31, 2024, the Company received $4,605,458 (CAD $6,238,248) in proceeds from the exercise of common share warrants to purchase 5,198,540 common shares.

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

Segment Information

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and in assessing performance (the “CODM”). For the Company, its CODM is its Chief Executive Officer. The Company views its operations and manages its business as one operating and reporting segment. This single segment reflects the Company’s core business, which is the production of uranium minerals.

The Company’s CODM regularly reviews the segment net income (loss) that also is reported on the statement of operations and other comprehensive loss as net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets.

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

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents at December 31, 2025 and 2024.

Restricted Cash

Certain cash balances are restricted as they relate to deposits with banks that have been assigned to state reclamation authorities in the United States to secure various reclamation guarantees with respect to mineral properties in Utah and Colorado. As these funds are not available for general corporate purposes and secure the long term asset retirement obligation (“ARO”) (see Note 4), they have been separately disclosed and classified as long-term for the majority of the Company’s mines. As of December 31, 2025 and 2024, the Company has determined that the Van 4 Mine is considered to be in reclamation. The Company reflects the Van 4 Mine’s asset retirement obligation and its restricted cash in full on the Company’s consolidated balance sheets as current (see Note 4).

Property, Plant & Equipment and Mineral Properties, Net

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method.

Revenue Recognition

The Company leases certain of its mineral properties for the exploration and production of oil and gas reserves. The Company accounts for lease revenue in accordance with the FASB ASC 842, Leases. Lease payments received in advance are deferred and recognized on a straight-line basis over the related lease term associated with the prepayment. Royalty receipts are recognized as revenues based upon production (see Note 4).

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, CONTINUED

Impairment of Long-Lived Assets

The Company reviews and evaluates its long-lived assets and Kinetic Separation technology for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Mineral properties are monitored for impairment based on factors such as mineral prices, direct and indirect costs, mineral grades, mining capabilities, equipment and manpower capacity constraints, and government regulation, the Company’s continued right to explore the area, mine development findings and its continued plans to fund its mining and development programs along with the development of its planned Mustang Mineral Processing Mill. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected uranium and vanadium prices (considering current and historical prices, trends, and related factors), production levels and fixed and variable operating costs of production. The Company’s long-lived assets (which principally include its mineral assets and Kinetic Separation intellectual property) were acquired during the end of 2014 and in 2015 in arms-length transactions. During the year ended December 31, 2024, the Company acquired a parcel of land upon which it intends to develop and construct a facility for the processing of mineral resources (see Note 4). As of December 31, 2025, the Company evaluated the total estimated future cash flows on an undiscounted basis for its mineral properties and Kinetic Separation intellectual property and determined that no impairment was deemed to exist. The Company’s estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates, as future quantities of recoverable minerals, uranium and vanadium prices, production levels, costs and capital are each subject to significant risks and uncertainties. Changes in these estimates and assumptions could result in the impairment of the Company’s long-lived assets. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is more than 50 percent likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2025 and 2024, no liability for unrecognized tax benefits was required to be reported.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of general and administrative expense. There were no amounts accrued for penalties and interest for the years ended December 31, 2025 and 2024. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals, or material deviations from its position.

The Company has identified its federal Canadian and United States tax jurisdictions and its state tax jurisdictions in Colorado and Utah as its “major” tax jurisdictions, and such returns for the years 2019 through 2024 remain subject to examination.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, CONTINUED

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of net loss per share for each of the years ended December 31, 2025 and 2024 is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Years Ended December 31,
	2025	2024
Warrants to purchase common shares	22,523,059	9,718,345
Options to purchase common shares	5,348,332	5,723,336
Total potentially dilutive securities	27,871,391	15,441,681

Recently Adopted Accounting Pronouncements

In December 2023, the FASB, issued Accounting Standards Update (“ASU”), 2023-09 – Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. The Company adopted ASU 2023-09 during the fourth quarter of the year ended December 31, 2025 on a prospective basis. The adoption of this ASU had no material impact on the Company’s consolidated financial position, results of operations, or cash flows. Additional required disclosure has been included within Note 9.

Recent Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, – Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disclosures about specific types of expenses included in the expense captions presented on the face of the statement of operation as well as disclosures about selling expenses. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is still evaluating the full extent of the potential impact of the adoption of ASU 2024-03.

In December 2025, the FASB issued ASU 2025-11 – Interim Reporting (Topic 270) – Narrow-Scope Improvements, which improves the guidance in Interim Reporting (Topic 270) by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The standard is effective for public companies for annual periods beginning after December 15, 2027. Early adoption is available. The Company is still evaluating the full extent of the potential impact of the adoption of ASU 2025-11.

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Other than as described in Note 4 and Note 11, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY

The Company’s property, plant & equipment and mineral properties, net and kinetic separation intellectual property are:

	Estimated	As of December 31,
	Useful Lives	2025	2024
Mineral properties	N/A	$11,942,469	$11,688,841
Mining equipment	5 years	3,565,645	3,260,879
Vehicles	5 years	1,124,896	1,094,297
Plant facilities	5 - 10 years	332,431	207,490
Software	5 years	9,120	9,120
Construction in progress	N/A	76,466	36,343
Land	N/A	2,334,050	2,334,050
Total property, plant & equipment and mineral properties		$19,385,077	$18,631,020
Less: accumulated depreciation		1,735,330	928,451
Property, plant & equipment and mineral properties, net		$17,649,747	$17,702,569
Kinetic separation intellectual property		$9,488,051	$9,488,051

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of December 31, 2025 include: The San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. The Company is obligated to remit a 1.0% royalty based upon the market value of uranium recovered from these mining properties. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of December 31, 2025 include: Hansen, North Hansen and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County, Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, and Wyoming. All of the mining assets represent properties which have previously been mined, to different degrees, for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

During the years ended December 31, 2025 and 2024, Western made purchases of $795,618 and $3,395,888, to increase the Company’s mining and processing capacities. During the years ended December 31, 2025 and 2024, depreciation expense was $822,765 and $613,610, of which $818,695 and $613,610 was included in mining expenditures and $4,070 and $0 was included in general and administrative on the Company’s consolidated statements of operations and other comprehensive loss, respectively.

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

George Glasier, the President, CEO and a director of Western, and his wife Kathleen owned 50% of the shares of PRC and Andrew Wilder, a director of Western, indirectly owned 3% of the shares of PRC, and so the transaction was considered a related party transaction. The Company’s Board of Directors established an independent committee of the Board comprised of directors who were not considered to have an interest in the transaction. The independent committee supervised the negotiation of and approved Western’s entry into the PRC Agreement.

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

Deliveries of uranium bearing ore to Purchaser began in June 2025. Revenue related to shipments are recognized after title for stockpiled ore passes to the Purchaser. Such title passes upon the Purchaser having received, weighed and graded the deliveries for the lot. During the year ended December 31, 2025, the Company recognized revenue from the sale of ore, net of royalty, of $297,285. As of December 31, 2025, included within other current assets on the consolidated balance sheet, was a receivable from the Purchaser in the amount of $45,503.

On June 12, 2025, the Company funded a $50,000 surety bond for San Miguel County, Colorado. This bond was a precondition to acquiring a permit for hauling on the county’s road system; acquiring this permit allowed the Company to commence deliveries in June 2025.

Acquisition of Uranium Claims

On October 8, 2025, PRM closed on the purchase of a 50% interest in a package of unpatented mineral lode claims (the “Claims”). PRM paid $250,000 for a 50% ownership interest in a drilled-out uranium-vanadium deposit situated on 240 acres that is located on BLM land in Montrose County, Colorado and $3,625 for cost of sale, which are included within property, plant & equipment and mineral properties, net on the consolidated balance sheet. The 50% of mineral claims that are not owned by PRM continue to be owned by Mr. George Glasier, the Company’s CEO. The Uranium Ridge Project is located in close proximity to the Company’s proposed Mustang Mineral Processing Plant.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY, continued

Oil and Gas Lease and Easement

In 2017, the Company entered into an oil and gas lease that became effective with respect to minerals and mineral rights owned by the Company on approximately 160 surface acres of the Company’s property in Colorado. As consideration for entering into the lease, the lessee has agreed to pay the Company a royalty from the lessee’s revenue attributed to oil and gas produced, saved, and sold attributable to the net mineral interest. The Company has also received cash payments from the lessee related to the easement that the Company is recognizing incrementally over the eight year term of the easement. As of December 31, 2025, all sixteen (16) wells remain in production and monthly royalty payments will be ongoing in perpetuity as long as oil and/or gas are produced from the pooled unit containing these sixteen (16) wells.

During the years ended December 31, 2025 and 2024, the Company recognized aggregate revenue of $128,163 and $183,803, respectively, under these oil and gas lease arrangements.

Asset Retirement Obligations

The Company’s mines are subject to certain asset retirement obligations (“AROs”), which the Company has recorded as liabilities. The AROs of the United States mines are subject to legal and regulatory requirements, and estimates of the costs of the AROs are reviewed periodically by the applicable regulatory authorities. The ARO represents the Company’s best estimate of the present value of future costs in connection with the mineral properties.

During the year ended December 31, 2025, in connection with the Company’s Sage Mine, the Company incurred additional gross and discounted asset retirement obligations of $24,396 and $6,713, respectively. The Company determined the aggregate gross AROs of the mineral properties to be $1,187,553 and $1,163,978 as of December 31, 2025 and 2024, respectively. The portion of the asset retirement obligations related to the Van 4 Mine, which is in reclamation as of December 31, 2025 and 2024, and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. During the years ended December 31, 2025 and 2024, the Company’s internal mining operations team has been performing the Van 4 Mine reclamation work, and through December 31, 2025, the State of Colorado has not yet reduced the associated asset retirement obligation amount. Western’s operations team completed the last of the Van 4 reclamation work prior to the reclamation deadline. The Company submitted its surety reduction request application to the State of Colorado on January 7, 2026 for a reduction of the financial warranty based on current site conditions and consideration of reclamation activities completed. On March 19, 2026, the State of Colorado  concluded its review and approved the Company’s request and reduced the financial warranty to $49,350.

The Company’s asset retirement obligations are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The asset retirement obligations represent the Company’s estimate of the present value of future reclamation costs, discounted using a credit adjusted risk-free interest rate of 5.4% as of December 31, 2025 and 2024. The net discounted aggregated values as of December 31, 2025 and 2024 were $415,164 and $410,098, respectively. On March 13, 2025 and July 31, 2025, the Company remitted $351,131 and $24,489, respectively, in connection with the reevaluation of reclamation costs for existing mining properties. Financial warranties to secure AROs as of December 31, 2025 and 2024 were $1,187,553 and $812,993, respectively.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY, continued

Asset Retirement Obligations, continued

Asset retirement obligation activity consists of:

	For the Years Ended December 31,
	2025	2024
Beginning balance as of January 1	$410,098	$316,619
Addition	6,713	-
Adjustment to asset retirement obligations	(19,307)	80,508
Accretion	17,660	12,971
Ending balance as of December 31	$415,164	$410,098
Less: Asset retirement obligations, current portion	75,057	75,057
Asset retirement obligations, net of current portion	$340,107	$335,041

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

NOTE 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	As of December 31,
	2025	2024
Trade accounts payable	$545,559	$515,532
Accrued liabilities	141,867	156,509
Total accounts payable and accrued liabilities	$687,426	$672,041

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to ratably receive such dividends, if any, as may be declared by the board of directors, out of legally available funds. Upon the liquidation, dissolution, or winding down of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of December 31, 2025 and 2024, an unlimited number of common shares were authorized for issuance.

Private Placements

On October 14, 2025, the Company closed a brokered private placement of 6,555,556 units at a price of $0.64 (CAD $0.90) per unit. The aggregate gross proceeds raised in the private placement amounted to $4,202,281 (CAD $5,900,000) and proceeds net of issuance costs were $3,806,270 (CAD $5,344,010). Each unit is comprised of one common share of Western and one common share purchase warrant. Each warrant is exercisable into one common share at a price of $0.85 (CAD $1.20) per share for a period of 54 months following the closing date of the private placement. A total of 6,555,556 common shares and warrants to purchase 6,555,556 common shares were issued to investors and warrants to purchase 229,444 common shares were issued to broker dealers in connection with the private placement.

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

Warrant Exercises

During the year ended December 31, 2025, no warrants were exercised. During the year ended December 31, 2024, 5,198,540 warrants were exercised for total proceeds of $4,605,458 (CAD $6,238,248).

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of December 31, 2025, a total of 71,853,888 common shares were outstanding. As of December 31, 2025, the maximum number of stock options eligible to be issued under the Plan would be 7,185,388 and net of 5,348,332 options outstanding as of December 31, 2025, there remain 1,837,056 stock options available to be issued under the Plan.

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

Share Repurchase Program, NCIB

On December 19, 2025, the Company implemented a normal course issuer bid (“NCIB”) to allow the Company to purchase up to 6,672,291 of its common shares representing approximately 10% of the Company’s “public float” as of December 17, 2025, as defined under the policies of the CSE. The Company may purchase shares under the NCIB over a 12-month period beginning on December 19, 2025 and ending on December 18, 2026. Shares repurchased under the NCIB shall be purchased on the open market through the facilities of the CSE or Canadian alternative trading systems at the prevailing market price of the shares at the time of purchase and in accordance with the policies of the CSE and applicable Canadian securities laws. All shares purchased under the NCIB are required to be cancelled. The Company will fund any such purchases of shares under the NCIB with cash on hand.

During the year ended December 31, 2025, no shares were repurchased under the NCIB.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options

During the year ended December 31, 2025, there were no options granted.

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

During the year ended December 31, 2025, the Company issued 3,850 common shares pursuant to the cashless exercise of an option to purchase 83,332 common shares with an exercise price of $0.79 (CAD $1.03).

During the year ended December 31, 2024, the Company issued 39,161 common shares pursuant to the cashless exercise of an option to purchase 166,664 common shares with an exercise price $0.79 (CAD $1.03).

 The Company utilized the Black-Scholes option pricing model to determine the fair value of this grant, using the assumptions as outlined below:

For the years ended
	December 31, 2025	December 31, 2024
Stock Price	-	CAD$	1.29 – $2.00
Exercise Price	-	CAD$	1.32 – $2.00
Dividend Yield	-%		0%
Expected Volatility	-%		75% -88%
Weighted Average Risk-Free Interest Rate	-%		4.31%
Expected life (in years)	-		2.55 –3.69

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding – January 1, 2025	5,723,336	$1.14	3.80	$-
Granted	-	-
Forfeited and expired	(291,672)	0.84
Exercised	(83,332)	0.79
Outstanding – December 31, 2025	5,348,332	$1.16	3.01	$-
Exercisable – December 31, 2025	4,906,654	$1.18	2.83	$-

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options, continued

The Company’s stock-based compensation expense (net of the effect of forfeitures) related to stock options for the year ended December 31, 2025 was $558,221 of which $104,570 and $453,651 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense (net of the effect of forfeitures) related to stock options for the year ended December 31, 2024 was $1,142,541, of which $251,557 and $890,984 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s consolidated statements of operations and other comprehensive loss. As of December 31, 2025, there was approximately $18,063 of unrecognized share-based compensation for unvested stock options, which is expected to be recognized over a weighted average period of 0.08 years.

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value

Outstanding – January 1, 2025	9,718,345	$1.52	2.76	$-
Issued	12,903,699	0.82
Exercised	-	-
Expired/Forfeited	(98,985)	2.00
Outstanding – December 31, 2025	22,523,059	$1.04	2.99	$-
Exercisable – December 31, 2025	22,523,059	$1.04	2.99	$-

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 7 – Mining Expenditures

	For the Years Ended December 31,
	2025	2024
Mining costs	$1,975,945	$2,668,625
Permits	144,854	125,434
Labor and related benefits	2,321,020	2,486,443
Royalties	5,300	4,638
Total mining expenses	$4,447,119	$5,285,140

Joint Venture

During February 2024, PRM entered into a joint venture agreement with Rimrock Exploration and Development Inc. (“Rimrock”) to explore, develop and mine (the “Mining Operations”) certain uranium and vanadium permitted mines and mining claims located in Colorado and owned by Rimrock (the “JV”). Pursuant to the terms of the JV, Rimrock contributed certain assets into the JV and PRM contributed $200,000 (the “Initial Contribution”) to be used to fund the Mining Operations. Thereafter, each party will own a 50% interest in the assets of the JV. During the initial phase of the JV, Rimrock will be the operator and the permits and licenses for the operator will remain in the name of Rimrock. The JV intends to sell the mined material to the Company under terms to be determined. During the term of the JV, PRM will pay the costs of the Mining Operations and will be entitled to recover 50% of such costs subsequent to the contribution of the full amount of the Initial Contribution. The JV will fund the recovery payments to be made to PRM from the proceeds of the sale of mined material. During the years ended December 31, 2025 and 2024, PRM funded an aggregate of $1,573 and $235,210, respectively (inclusive of funding the Initial Contribution) to the JV, which was expensed to mining expenditures within the consolidated statements of operations and other comprehensive loss and reflected within mining cost in the table above. The Company has completed its earn-in through the Initial Contribution and now owns a 50% interest in the assets of the JV.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 8 – Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $333,349 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. The Company assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $333,349 and $309,138 as of December 31, 2025 and 2024, respectively.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. The Company incurred rent expense of $108,546 and $106,500 in connection with these arrangements for the years ended December 31, 2025 and 2024, respectively.

The Company is obligated to pay Mr. Glasier for reimbursable expenses in the amount of $74,063 and $83,554, included within accounts payable and accrued liabilities, as of December 31, 2025 and 2024, respectively.

During the year ended December 31, 2024, the Company purchased approximately $9,000 of mining related equipment from Silver Hawk Ltd. There were no purchases from Silver Hawk Ltd. during the year ended December 31, 2025.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 9 – Income Taxes

For financial reporting purposes, income (loss) before taxes includes the following components:

	For the Years Ended December 31,
	2025	2024
United States	$(5,352,722)	$(7,962,695)
Foreign	(1,823,201)	(2,149,342)
Total income (loss) before taxes	$(7,175,923)	$(10,112,037)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryovers	$9,723,898	$8,493,862
Marketable securities	13,726	-
Amortization capitalized cost	1,636,226	1,446,396
Stock-based compensation	746,875	778,953
Unrealized foreign exchange	91,522	106,996
Accretion expense	16,334	12,623
Charitable contributions	2,484	1,784
Deferred tax assets, gross	12,231,065	10,840,614

Less: valuation allowance	(9,648,226)	(8,336,707)
Deferred tax assets, net	2,582,839	2,503,907

Deferred tax liabilities:
Property and equipment	(4,733,804)	(4,777,770)
Amortization annual expense	(557,922)	(435,024)

Deferred tax liabilities, net	$(2,708,887)	$(2,708,887)

The change in the Company’s valuation allowance is as follows:

	For the Years Ended December 31,
	2025	2024
Beginning of year	$8,336,707	$5,602,952
Increase in valuation allowance	1,311,519	2,733,755
End of year	$9,648,226	$8,336,707

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 9 – Income Taxes, Continued

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory federal income tax rate to income from operations before the provision for income taxes for the year ended December 31,2025 is as follows:

	For the Years Ended December 31, 2025
Income tax benefit at U.S. federal statutory rate	$(1,506,944)	(21.0)%
State and local income taxes, net of federal income tax benefit	-	-%
Change in valuation allowance	1,311,519	18.3%
Nontaxable or nondeductible items	5,010	-%
Other		%
True-up to prior year return	41,112	0.6%
True-up of stock-based compensation	149,303	2.1%
Effective income tax rate	$-	-%

The reconciliation of the U.S. federal income tax provision for 2025 above reflects the adoption of ASU 2023-09 in the fourth quarter of the year ended December 31, 2025, on a prospective basis (see Note 3). The Company’s operations are principally in Colorado and Utah, however, there is no apportionable taxable income to either of these states.

The reconciliation of the U.S. federal income tax provision at the statutory federal income tax rate of 21.0% for the year ended December 31, 2024 to our provision for income taxes, as previously disclosed, prior to the adoption of ASU 2023-09, was as follows:

For the Year Ended December 31, 2024
U.S. federal statutory rate	(21.0)%
State and foreign taxes	-%
Permanent differences
Stock-based compensation	-%
Other	0.1%
True-up to prior years return	(5.7)%
Valuation allowance	26.6%
Other	-%
Effective income tax rate	-%

For the years ended December 31, 2025 and 2024, the Company’s effective tax rate was 0%, which consisted principally of a federal rate of 21%, the Company’s estimate of state income taxes, primarily driven by changes in tax rate and apportionment changes net of the federal benefit and the change in the valuation allowance recorded against its deferred tax assets.

The Company has net operating loss carryovers of approximately $34,251,942 for federal and state income tax purposes and net operating loss carryovers of $12,052,334 for Canadian provincial tax purposes which begin to expire in 2027 and 2035, respectively. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 9 – Income Taxes, Continued

Based on losses from inception, the Company determined that, as of December 31, 2025, it is more likely than not that the Company will not realize benefits from the deferred tax assets. The Company does not record income tax benefits in the consolidated financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a deferred tax asset valuation allowance of $9,648,226 and $8,336,707 was required as of December 31, 2025 and 2024, respectively.

Internal Revenue Code (“IRC”) Section 382 imposes limitations on the use of net operating loss carryovers when the share ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis over a period of three years by more than 50 percentage points. Management cannot control any ownership changes that occur. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. The Company has not performed an analysis to determine whether or not such has occurred during either of the years ended December 31, 2025 and 2024. If such ownership change under IRC section 382 had occurred, such change would substantially limit the Company’s ability to utilize its net operating loss carryforwards in the future.

In July 2025, U.S. tax legislation known as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, many of which are generally not effective until January 1, 2026. The OBBBA did not have a material effect on the Company’s consolidated financial statements for the year ended December 31, 2025.

As of December 31, 2025 and 2024, management does not believe that the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its consolidated financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its consolidated financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 10 – FINANCIAL INSTRUMENTS, CONTINUED

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and restricted cash. The Company limits its exposure to credit loss on its cash and restricted cash by placing its cash with high credit quality financial institutions.

Liquidity Risk

Liquidity risk is the risk that the Company’s consolidated cash flows from operations will not be sufficient for the Company to continue operating and discharge is liabilities. The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to obtain financing, either in the form of debt or equity, or achieve profitable operations in order to satisfy its liabilities as they come due. As of December 31, 2025, the Company had working capital of $5,384,164 and cash and cash equivalents of $5,620,630.

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

NOTE 11 – Subsequent eventS

On January 15, 2026, the Board of Directors granted an aggregate of 1,350,000 options for the purchase of the Company’s common stock to the Company’s officers, directors and employees. Each of these options was granted under the Plan and had an exercise price of $0.65 (CAD $0.90 as of January 15, 2026). The options vest equally in three installments on January 31, 2026, July 31, 2026 and January 31, 2027.