Form 10-Q
period 2026-03-31
Western Uranium & Vanadium Corp.
filed 2026-05-14
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 13, 2026, 71,853,888 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in USD)

(Unaudited)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$4,552,637	$5,620,630
Restricted cash, current portion	75,057	75,057
Prepaid expenses	222,097	262,941
Other current assets	195,539	188,019
Total current assets	5,045,330	6,146,647

Restricted cash, net of current portion	1,167,533	1,162,496
Property, plant & equipment and mineral properties, net	17,426,878	17,649,747
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$33,127,792	$34,446,941

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$734,204	$687,426
Asset retirement obligations, current portion	75,057	75,057
Total current liabilities	809,261	762,483

Asset retirement obligations, net of current portion	344,663	340,107
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	344,150	333,349

Total liabilities	4,206,961	4,144,826

Commitments and Contingencies (Note 4)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 71,854,194 shares issued as of March 31, 2026 and December 31, 2025, and 71,853,888 shares outstanding as of March 31, 2026 and December 31, 2025	66,911,920	66,677,062
Treasury shares, 306 shares held in treasury as of March 31, 2026 and December 31, 2025	-	-
Accumulated deficit	(37,706,654)	(36,105,817)
Accumulated other comprehensive loss	(284,435)	(269,130)
Total shareholders’ equity	28,920,831	30,302,115
Total liabilities and shareholders’ equity	$33,127,792	$34,446,941

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Revenues	$27,351	$41,221

Expenses
Mining expenditures	709,138	1,691,149
Professional fees	164,303	171,620
General and administrative	673,174	732,078
Consulting fees	111,277	115,148
Total operating expenses	1,657,892	2,709,995

Operating loss	(1,630,541)	(2,668,774)

Interest income, net	34,263	31,159
Other income (expense), net	(4,559)	-

Net loss	(1,600,837)	(2,637,615)

Other comprehensive loss
Foreign currency translation adjustment	(15,305)	(15,335)

Comprehensive loss	$(1,616,142)	$(2,652,950)

Net loss per share - basic and diluted	$(0.02)	$(0.04)

Weighted average shares outstanding - basic and diluted	71,853,888	59,385,248

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

(Unaudited)

	Common Shares		Treasury Shares		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Total

Balance as of January 1, 2026	71,853,888	$66,677,062	306	$-	$(36,105,817)	$(269,130)	$30,302,115

Stock based compensation - stock options	-	234,858	-	-	-	-	234,858
Foreign currency translation adjustment	-	-	-	-	-	(15,305)	(15,305)
Net loss	-	-	-	-	(1,600,837)	-	(1,600,837)
Balance as of March 31, 2026	71,853,888	$66,911,920	306	$-	$(37,706,654)	$(284,435)	$28,920,831

Balance as of January 1, 2025	59,382,696	$58,979,839	306	$-	$(28,929,894)	$(233,871)	$29,816,074

Cashless exercise of stock options	3,850	-	-	-	-	-	-
Stock based compensation - stock options	-	279,857	-	-	-	-	279,857
Foreign currency translation adjustment	-	-	-	-	-	(15,335)	(15,335)
Net loss	-	-	-	-	(2,637,615)	-	(2,637,615)
Balance as of March 31, 2025	59,386,546	$59,259,696	306	$-	$(31,567,509)	$(249,206)	$27,442,981

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows Used In Operating Activities:
Net loss	$(1,600,837)	$(2,637,615)
Reconciliation of net loss to cash used in operating activities:
Depreciation	219,310	196,383
Loss on the sale of equipment	4,559	-
Accretion of asset retirement obligations	4,556	4,237
Stock-based compensation	238,000	271,138
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	33,324	34,907
Accounts payable and accrued liabilities	46,778	(59,508)
Asset retirement obligations	-	1,147
Contingent consideration	10,801	3,205
Net cash used in operating activities	(1,043,509)	(2,186,106)

Cash Flows Used In Investing Activities
Purchase of property, plant & equipment and mineral properties	(10,000)	(166,507)
Proceeds from sale of equipment	9,000	-
Net cash used in investing activities	(1,000)	(166,507)

Effect of foreign exchange rate on cash	(18,447)	(6,616)

Net decrease in cash and cash equivalents and restricted cash	(1,062,956)	(2,359,229)

Cash and cash equivalents and restricted cash - beginning	6,858,183	6,295,624

Cash and cash equivalents and restricted cash - ending	$5,795,227	$3,936,395

Cash and cash equivalents	$4,552,637	$2,772,198
Restricted cash, current portion	75,057	75,057
Restricted cash, noncurrent	1,167,533	1,089,140
Total cash and cash equivalents and restricted cash	$5,795,227	$3,936,395

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

On June 30, 2023, Western re-qualified as a foreign private issuer as that term is defined in Rule 3b-4(c) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). As a result, the Company may now utilize certain accommodations made to foreign private issuers, including (1) an exemption from complying with the Commission’s proxy rules, (2) an exemption from the Company’s insiders having to comply with the reporting and short-swing trading liability provisions of Section 16 under the Exchange Act, (3) the ability to make periodic filings with the Commission on the Form 20-F and Form 6-K foreign issuer forms, and (4) the ability to offer and sell unrestricted securities outside of the United States pursuant to Rule 903 of Regulation S. The Company intends to take advantage of these accommodations. However, the Company currently has decided to voluntarily continue to file periodic reports with the Commission using domestic issuer forms including filing annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. As of the subsequent measurement date, June 30, 2025, Western reconfirmed its qualification as a foreign private issuer for periods ending through December 31, 2026.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 2 – Liquidity and going concern

With the exception of the quarter ended June 30, 2022, the Company has incurred losses from its operations. During the three months ended March 31, 2026, the Company generated a net loss of $1,600,837. The Company expects to generate operating losses for the foreseeable future as it incurs expenses to bring its mineral processing facilities online and further expands its mining operations. As of March 31, 2026, the Company had an accumulated deficit of $37,706,654 and working capital of $4,236,069.

Since inception, the Company has met its liquidity requirements principally through the sale of its common shares and from limited revenue sources. On October 14, 2025, the Company closed a brokered private placement of 6,555,556 units at a price of $0.64 (CAD $0.90) per unit. The aggregate gross proceeds raised in the private placement amounted to $4,202,281 (CAD $5,900,000) and proceeds net of issuance costs were $3,806,270 (CAD $5,344,010). On June 13, 2025, the Company closed a brokered private placement of 5,911,786 units at a price of $0.63 (CAD $0.85) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,693,424 (CAD $5,025,018) and proceeds net of issuance costs were $3,331,687 (CAD $4,532,939). Of the 5,911,786 common shares and warrants issued to investors, 117,647 were issued to Mr. Glasier for his participation in the private placement.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the United States Securities and Exchange Commission (the “SEC”), on April 15, 2026. Except as reflected below, there were no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K. Reflected in this note are updates to accounting policies, including the impact of the adoption of new policies.

Basis of Presentation and Principles of Consolidation

The accompanying condensed interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S–X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. However, in the opinion of management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these condensed interim consolidated financial statements. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2025, as filed with the SEC on April 15, 2026. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 notwithstanding its foreign private issuer status. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2026.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, CONTINUED

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of net loss per share for each of the three months ended March 31, 2026 and 2025 is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2026	2025
Warrants to purchase common shares	19,654,518	9,619,360
Options to purchase common shares	6,615,000	5,556,671
Total potentially dilutive securities	26,269,518	15,176,031

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY

The Company’s property, plant & equipment and mineral properties, net and kinetic separation intellectual property are:

	Estimated Useful Lives	As of March 31, 2026	As of December 31, 2025
Mineral properties	N/A	$11,942,469	$11,942,469
Mining equipment	5 years	3,565,095	3,565,645
Vehicles	5 years	1,102,896	1,124,896
Plant facilities	5 - 10 years	418,897	332,431
Software	5 years	9,120	9,120
Construction in progress	N/A	-	76,466
Land	N/A	2,334,050	2,334,050
Total property, plant & equipment and mineral properties		$19,372,527	$19,385,077
Less: accumulated depreciation		1,945,649	1,735,330
Property, plant & equipment and mineral properties, net		$17,426,878	$17,649,747
Kinetic separation intellectual property		$9,488,051	$9,488,051

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of March 31, 2026 include: The San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. The Company is obligated to remit a 1.0% royalty based upon the market value of uranium recovered from these mining properties. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of March 31, 2026 include: Hansen, North Hansen and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County, Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, and Wyoming. All of the mining assets represent properties which have previously been mined, to different degrees, for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

During the three months ended March 31, 2026 and 2025, Western made purchases of $10,000 and $166,507, to increase the Company’s mining and processing capacities. During the three months ended March 31, 2026 and 2025, depreciation expense was $219,310 and $196,383, of which $218,089 and $195,976 was included in mining expenditures and $1,221 and $407 was included in general and administrative, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY, continued

Ore Purchase Agreement

On April 8, 2025, PRM entered into an Ore Purchase Agreement (the “Ore Purchase Agreement”) with subsidiaries of Energy Fuels Inc. (“Purchaser”). The Ore Purchase Agreement was for a one year period and provided for the delivery of up to 25,000 short tons of uranium bearing ore to the White Mesa Mill in Blanding, Utah. PRM was required to make deliveries at its own cost and the purchase price per ton was based upon the average grade of uranium of each lot, and other qualifying conditions. Within 30 days after each lot is closed, Purchaser paid to PRM an 85% provisional payment (“Provisional Payment”) calculated based upon the sampled grade and an agreed upon pricing schedule. Then, within 30 days after each lot is fed to processing, the Purchaser shall pay to PRM a final settlement payment calculated based upon the assayed grade and the agreed upon pricing schedule, net of a royalty, pursuant to a previously existing royalty agreement with the Purchaser.

There were no deliveries of uranium bearing ore to Purchaser during the three months ended March 31, 2026. Revenue related to shipments were recognized after title for stockpiled ore passed to the Purchaser. Such title passes upon the Purchaser having received, weighed and graded the deliveries for the lot. As of March 31, 2026, included within other current assets on the consolidated balance sheet, was a receivable from the Purchaser related to deliveries during 2025 in the amount of $45,503.

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

As of March 31, 2026, all sixteen (16) wells remain in production and monthly royalty payments will be ongoing in perpetuity as long as oil and/or gas are produced from the pooled unit containing these sixteen (16) wells.

During the three months ended March 31, 2026 and 2025, the Company recognized aggregate revenue of $27,351 and $41,221, respectively, under these oil and gas lease arrangements.

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

The Company determined the aggregate gross AROs of the mineral properties to be $1,187,553 and $1,187,553 as of March 31, 2026 and December 31, 2025, respectively. The portion of the asset retirement obligations related to the Van 4 Mine, which is in reclamation as of March 31, 2026 and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. The Company’s internal mining operations team completed the last of the Van 4 reclamation work prior to the March 2, 2025 reclamation deadline and continues to wait for revegetation at the site. The Company submitted its surety reduction request application to the State of Colorado on January 7, 2026 for a reduction of the financial warranty based on current site conditions and consideration of reclamation activities completed. On March 19, 2026, the State of Colorado concluded its review and approved the Company’s request and reduced the financial warranty to $49,350 and the Company is expecting to receive a refund of its financial warranty in the amount of $25,707 during the second quarter of 2026.

The Company’s asset retirement obligations are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The asset retirement obligations represent the Company’s estimate of the present value of future reclamation costs, discounted using a credit adjusted risk-free interest rate of 5.4% as of March 31, 2026 and December 31, 2025. The net discounted aggregated values as of March 31, 2026 and December 31, 2025 were $419,720 and $415,164, respectively. Financial warranties to secure AROs as of March 31, 2026 and December 31, 2025 were $1,187,553 and $1,187,553, respectively.

Asset retirement obligation activity consists of:

	For the Three Months Ended March 31,
	2026	2025
Beginning balance as of January 1	$415,164	$410,098
Adjustment to asset retirement obligations	-	1,147
Accretion	4,556	4,237
Ending balance as of March 31	$419,720	$415,482
Less: Asset retirement obligations, current portion	75,057	75,057
Asset retirement obligations, net of current portion	$344,663	$340,425

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY, continued

Topaz Mine Permitting Status

Upon an order from the Mined Land Reclamation Board (“MLRB”) in March 2023, the Topaz Mine was put into reclamation which is scheduled to be completed by March 2028. The Company has been working toward the completion of an updated Topaz Mine Plan of Operations (“Topaz Mine Plan”), which is a separate federal requirement of the U.S. Bureau of Land Management (“BLM”) for the conduct of mining activities on the federal land at the Topaz Mine. This is a prerequisite to re-permit the Topaz Mine with Colorado’s DRMS. In connection with the Topaz Mine Plan, an environmental assessment was prepared by an outside consultant and submitted to the BLM on June 24, 2024. The BLM issued a letter to the Company on August 2, 2024 advising that the application for the Topaz Mine Plan had run past its allowed evaluation period and was cancelled. Pursuant to the Fiscal Responsibility Act of 2023, each permitting project has a one year time limit for the BLM to complete a review. Under the transitional rules, the Topaz project was not eligible for an extension due to its duration. However, the project can be resubmitted and be picked up where it was left off. The re-scoping process will need to be repeated to start the one-year time clock. A new monitor well has been installed at Topaz, and consultants have begun a baseline water testing study for the BLM resubmission, but the Company has not yet restarted the BLM clock by making an amended submission.

San Rafael Permitting Status

The San Rafael Uranium Project, located in Emery County, Utah, is being developed as a Company production facility. During the second quarter of 2024, Western submitted a Notice of Intent to the BLM that was approved for a mineral and groundwater exploration project. During the third quarter of 2024, Utah’s Division of Oil, Gas & Mining gave its approval of the exploration permit application and the Company posted a $61,403 Financial Guarantee of reclamation costs with the BLM. Following the completion of repairs to access roads, the phase 1 drilling program is eligible to begin. Initially, groundwater monitoring wells will be installed at five drilling locations, reaching depths of approximately 1,000 feet. During the borehole completion process, mineralization will also be assessed and confirmed against historical drill data. This project will provide the baseline data needed for permitting application submission.

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

NOTE 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	As of
	March 31, 2026	December 31, 2025
Trade accounts payable	$569,241	$545,559
Accrued liabilities	164,963	141,867
Total accounts payable and accrued liabilities	$734,204	$687,426

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to ratably receive such dividends, if any, as may be declared by the board of directors, out of legally available funds. Upon the liquidation, dissolution, or winding down of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of March 31, 2026 and December 31, 2025, an unlimited number of common shares were authorized for issuance.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of March 31, 2026, a total of 71,853,888 common shares were outstanding. As of March 31, 2026, the maximum number of stock options eligible to be issued under the Plan would be 7,185,388 and net of 6,615,000 options outstanding as of March 31, 2026, there remain 570,388 stock options available to be issued under the Plan.

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

During the three months ended March 31, 2026, no shares were repurchased under the NCIB.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options

On January 15, 2026, the Board of Directors granted options under the Plan for the purchase of an aggregate of 1,350,000 common shares to individuals consisting of officers, directors and employees of the Company. Each of these options has a term which ends five years from the vesting date and an exercise price of $0.65 (CAD $0.90 as of January 15, 2026), and vests equally in three installments on January 31, 2026, July 31, 2026 and January 31, 2027.

There were no options granted during the three months ended March 31, 2025.

There were no options exercised during the three months ended March 31, 2026.

During the three months ended March 31, 2025, the Company issued 3,850 common shares pursuant to the cashless exercise of options to purchase 83,332 common shares with an exercise price of $0.79 (CAD $1.03).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding – January 1, 2026	5,348,332	$1.16	3.01	$-
Granted	1,350,000	0.65
Forfeited and expired	(83,332)	1.10
Exercised	-	-
Outstanding – March 31, 2026	6,615,000	$1.06	3.28	$-
Exercisable – March 31, 2026	5,714,996	$1.12	2.92	$-

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options, continued

The Company’s stock-based compensation expense (net of the effect of forfeitures) related to stock options for the three months ended March 31, 2026 was $238,000, of which $31,591 and $206,409 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense (net of the effect of forfeitures) related to stock options for the three months ended March 31, 2025 was $271,138, of which $54,242 and $216,896 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The weighted average grant date fair value per share of the options granted during the three months ended March 31, 2026 was $0.30. As of March 31, 2026, there was approximately $190,377 of unrecognized share-based compensation for unvested stock options, which is expected to be recognized over a weighted average period of 0.59 years.

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value

Outstanding – January 1, 2026	22,523,059	$1.04	2.99	$-
Issued	-	-
Exercised	-	-
Expired	(2,868,541)	1.39
Outstanding – March 31, 2026	19,654,518	$0.99	3.17	$-
Exercisable – March 31, 2026	19,654,518	$0.99	3.17	$-

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 7 – Mining Expenditures

	For the Three Months Ended March 31,
	2026	2025
Mining costs	$355,994	$763,940
Permits	30,855	34,160
Labor and related benefits	322,289	893,049
Total mining expenses	$709,138	$1,691,149

NOTE 8 – Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $344,150 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. The Company assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $344,150 and $333,349 as of March 31, 2026 and December 31, 2025, respectively.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. The Company incurred rent expense of $26,325 in connection with these arrangements for each of the three months ended March 31, 2026 and 2025.

The Company is obligated to pay Mr. Glasier for reimbursable expenses in the amount of $8,124 and $74,063, included within accounts payable and accrued liabilities, as of March 31, 2026 and December 31, 2025, respectively.

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

On June 30, 2023, Western re-qualified as a foreign private issuer as that term is defined in Rule 3b-4(c) promulgated under the Exchange Act. As a result, the Company may now utilize certain accommodations made to foreign private issuers, including (1) an exemption from complying with the Commission’s proxy rules, (2) an exemption from the Company’s insiders having to comply with the reporting and short-swing trading liability provisions of Section 16 under the Exchange Act, (3) the ability to make periodic filings with the Commission on the Form 20-F and Form 6-K foreign issuer forms, and (4) the ability to offer and sell unrestricted securities outside of the United States pursuant to Rule 903 of Regulation S. The Company plans to take advantage of these accommodations. However, the Company currently has decided to voluntarily continue to file periodic reports with the Commission using domestic issuer forms including filing annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. As of the subsequent measurement date, June 30, 2025, Western reconfirmed its qualification as a foreign private issuer for periods ending through December 31, 2026.

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

Recent Developments

Uranium Markets and Western Strategy

Between July 2024 and August 2025, the uranium term price was in the $80.00 to $81.50 range until its rise to $83/lb in September 2025 and $85/lb in October 2025. The uranium spot market has experienced more volatility, peaking at $106/lb in January 2024, and declining into a 2025 trading range of $64/lb to $78/lb through August 2025. In September 2025 and October 2025 spot prices rallied above $80/lb, before declining back into the 2025 trading range in November 2025. The Fall 2025 rally was ignited in mid-September by President Trump and DOE Secretary Wright touting U.S. nuclear power and the U.S. domestic fuel cycle, which rallied uranium equity markets. In January 2026, uranium spot prices spiked closing above $100/lb for 2 days and above $90/lb for 5 days. After this short-lived rally was over, spot prices declined and settled into the $80/lb range.

The long-term uranium price trend is strong. Over the five year period from 2020 to 2025, both spot and term prices have moved up from the $30/lb range to the $80/lb range. In 2024, Western responded to favorable market conditions by aggressively ramping up operations and expanding production capacity primarily at its 100% owned Sunday Mine Complex. While uranium spot prices weakened late in 2024, we had anticipated a recovery in 2025, supported by the U.S. ban on Russian uranium (effective 2028) and the Trump administration’s strong backing of nuclear energy and domestic mining. The Company’s interpretation of market signals was that uranium markets would stabilize at replacement price levels. However, given the turbulence in global commodity and financial markets, along with geopolitical uncertainties, we have shifted to a more conservative stance, increasingly focusing on cost control and strategic discipline. We continued to observe capital market volatility fueled by the Ukraine and Gaza wars, political and trade/tariff uncertainties and more recently the war with Iran.

This conservative approach has been adopted to reduce operational spending in the near-term. The intent is to focus on the initiatives that bring long-term value to the Company: advancing the development of the Mustang mill and the development of nearby mines to supply this mill. Western’s team remains confident that uranium prices will become reflective of replacement cost levels and strong underlying market fundamentals. While we are focusing on preparing more of our mineral properties for active mining operations, we intend to utilize this conservative approach until there is a significant and sustainable recovery in uranium markets.

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

Mustang Mineral Processing Plant

We are prioritizing the development of the Mustang Mineral Processing Plant (Mustang) in Colorado due to its close proximity to the SMC and lower hauling costs in comparison to the Maverick Minerals Processing Plant in Utah. In preparing the new licensing and permitting application, Western expects to benefit from the prior site owner’s completion of all phases of licensing and permitting of their Pinon Ridge Mill project. This facility will be designed to recover uranium and vanadium both from conventional materials mined from Company mines and materials produced by other mining companies. After permitting and construction, and subject to available financing, the processing of uranium and vanadium materials is targeted to commence in 2029. The Colorado milling license that Western is currently seeking will incorporate Kinetic Separation via an amendment to the initial license – as Western’s current plan is to submit a licensing application that is substantially identical to the application that was used previously for the Pinon Ridge Mill (which did not include the Company’s Kinetic Separation technology). Official baseline data collection at Mustang began in December 2024 for water monitoring and January 2025 for air monitoring. The required water monitoring data collection has been completed and hydrology reporting is being prepared. As the air monitoring equipment required repair, we will need to continue to collect air sample data into 2Q 2026. Results to date for both water and air quality is consistent with data collected by the former owners. During 2025, Western sourced digital versions of the prior Pinon Ridge Mill license application and supporting data. This will result in substantial savings in the compilation of the radioactive materials license application. The team will begin preparing the radioactive materials license application in 2Q 2026 targeting submission in late 4Q 2026. Mustang’s completion is critical for in-house yellowcake production.

Western Joins Three U.S. Government Consortiums

As the growing strategic importance of critical minerals and nuclear fuel to both the U.S. government and the civilian nuclear fleet has been met with market distortions caused by foreign state-owned enterprises, the U.S. government has taken decisive action to secure its energy and defense interests. To participate in this solution, Western has joined the Defense Production Act Nuclear Fuel Cycle (the “DPA”), Defense Industrial Base (the “DIBC”), and Cornerstone consortia, which collectively aim to eliminate reliance on foreign uranium and strengthen the domestic industrial base. These collaborative partnerships between the Department of Energy, the Department of Defense, and industry leaders are designed to secure and accelerate a resilient domestic supply chain, ensuring long-term energy independence and supporting the competitive operation of current and future nuclear reactors, and supplies of all critical materials and minerals.

Sunday Mine Complex Project

In response to elevated uranium prices during early 2024, Western began ramping up operations to achieve its annualized production target of 1 million pounds of uranium and 6 million pounds of vanadium. Following the expansion of infrastructure deeper into the West Sunday Mine, the mining teams commenced driving a drift to the Leonard & Clark deposit and the drilling teams defined additional mining areas utilizing underground horizontal drilling. The program included 20,366 feet of drilling plus an additional 1,655 feet of core drilling and confirmed five mineralized pockets in the GMG drift and outlined the deposit’s overall shape and trend. Lastly, the operations team moved to an area of the Sunday Mine where the prior operator ceased production. Existing underground workings were rehabilitated and utilities were installed in a large stope area close to the former production face.

At March 31, 2026, uranium pricing remains in close proximity to the suppressed levels, which caused the Company to make corresponding reductions in mining operations beginning in 2025. Underground operations were scaled back during Q1 2026, and equipment was secured and prepared for storage. The mining operations team is continuing the completion of aboveground surface projects. When we next receive market signals to scale-up operations, the next underground projects will focus on the development of new additional Sunday Mine Complex areas which have indicated defined uranium mineralization to further expand capacity.

Additional Projects To Expand Production Capacity

Looking forward, we are considering opportunities across our property portfolio to increase production capacity that are less capital intensive. These include re-permitting the Topaz Mine, rehabilitating the Sage Mine, reassessing the Van 4 Mine for decline/portal access rather than utilizing the previously reclaimed shaft, and additional development of the Rimrock JV mines. The project to advance permitting of the San Rafael Project is included in this group, and is discussed in more detail below. Progress has been made on each of these initiatives. At the Topaz Mine, a new monitor well has been drilled and is actively being flushed in preparation for the delivery of new monitoring equipment. Once installed, we will commence the water quality sampling program. At the Sage Mine, we have now received both state and BLM approvals to commence limited work at this mine. For the Van 4 Mine, the team is preparing a vertical drill rig to begin a drilling program with both development and exploration/ resource expansion objectives.

San Rafael

The San Rafael Uranium Project, located in Emery County, Utah, is being developed as the Company’s second production facility. During the second quarter of 2024, Western submitted a Notice of Intent to the U.S. Bureau of Land Management (“BLM”) that was approved for a mineral and groundwater exploration project. During the third quarter of 2024, Utah’s Division of Oil, Gas & Mining gave its approval of the exploration permit application and the Company posted a $61,403 financial guarantee of reclamation costs with the BLM. Currently all permits have been received that are needed for the drilling of monitor wells, and the sinking of a mine shaft. When site work commences, following the completion of repairs to access roads, the phase 1 drilling program can begin. Initially, groundwater monitoring wells will be installed at five drilling locations, reaching depths of approximately 1,000 feet. During the borehole completion process, mineralization will also be assessed and confirmed against historical drill data. This project will provide the baseline data needed for permitting application submission.

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

Kinetic Separation Licensing

On December 1, 2016, a determination was made by the CDPHE considering the NRC Advisory Opinion, the Colorado public meeting process, and the CDPHE regulatory and evaluation framework. This determination stated that the proposed Kinetic Separation operations at the Sunday Mine by Black Range Minerals must be regulated by the CDPHE through a milling license. Previously, the Company was unable to deploy Kinetic Separation as it was without a regulatory framework, but as a result of this determination the Company is now able to deploy Kinetic Separation under a milling license. During 2025 there was a large development for Kinetic Separation which affects its process deployment. In September 2025, the NRC approved a license for the owner of the Ablation patents that allows the application of their version of Ablation technology for uranium mine waste remediation and issued a first-of-its-kind multi-site Service Provider License. This option is available to Western, should we choose to pursue it. The Colorado milling license that Western is currently seeking will likely incorporate Kinetic Separation via an amendment to the initial license – as Western’s current plan is to submit a licensing application that is substantially identical to the application that was used previously for the Pinon Ridge Mill (which did not include the Company’s Kinetic Separation technology).

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

The Biden-Harris Administration’s DOE sponsored multiple programs to support the U.S. nuclear sector with the goal of replacing nuclear fuel and services coming from Russia and the DOE continues to prepare for a Russian counter-sanction terminating the flow of nuclear fuel and services from Russia. Multiple bills were introduced into the U.S. Congress, and several have been passed that provide funding to the U.S. domestic nuclear fuel cycle.

Currently, nuclear energy appears to enjoy bipartisan support. With the change in Presidential Administrations the climate change and clean energy initiatives of the Biden-Harris Administration have been de-emphasized. In his first day, after returning to office, President Trump signed Executive Orders declaring a National Energy Emergency and a U.S. withdrawal from the Paris Climate Agreement for a second time. On February 14, 2025, President Trump signed an Executive Order creating the National Energy Dominance Council as a Presidential Department of the White House. This was done to support domestic energy projects and develop policies that will increase domestic energy production. On May 23, 2025, President Trump signed four Executive Orders specifically boosting the U.S. domestic nuclear fuel cycle, resulting in a a strong uranium mining stock rally on the following day. Since taking office, President Trump has signed a number of Executive Orders to boost the energy sector that we believe to be directly or indirectly beneficial to nuclear and/or uranium mining industries. In mid-September, 2025, President Trump and DOE Secretary Wright touted U.S. nuclear power, the potential for new advancements, and the U.S. domestic fuel cycle, after which the uranium equity markets showed a short-term rally.

During August 2025, DOE’s Office of Nuclear Energy established the Defense Production Act Consortium that will seek participation by U.S. companies through voluntary agreements. It was announced that “Under the DPA Consortium, voluntary agreements will allow industry consultation to develop plans of action to ensure that the nuclear fuel supply chain capacity for mining and milling, conversion, enrichment, deconversion, fabrication, recycling and reprocessing is available to enable the continued reliable operation of the nation’s reactors.” The first meeting of the DPA Consortium was held on October 23, 2025 and the process is ongoing. The DOE Office of Nuclear Energy has organized industry-specific committees to focus on developing action plans to increase domestic capacity for mining, conversion, and enrichment to reduce reliance on foreign fuel sources. Western is a member of the Mining & Milling Committee.

United States Ban of Russian Uranium due to Russian Invasion of Ukraine

In response to Russia’s war in Ukraine, the U.S. legislature passed the Prohibiting Russian Uranium Imports Act (H.R. 1042) to ban Russian uranium imports into the United States. Unanimous passage in April 2024 by the U.S. Senate followed the U.S. House of Representatives’ passage of the bill in December 2023. Subsequently, on May 13, 2024, President Biden signed this legislation into law. The ban became effective 90 days after its enactment on August 11, 2024 and is being phased in under Department of Energy conditional waivers before becoming a complete ban on January 1, 2028. As of March 31, 2026, 1.75 years remain until all Russian uranium products are fully banned from importation into the United States.

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

The war in Ukraine is ongoing, and it is unclear at this time when and how it will end. In the early days of the new administration, President Trump appeared to be more open toward Russia’s interests, which caused concern from traditional European allies. Recently, the Trump’s Administration position regarding the war in Ukraine has become more balanced. The earlier embrace of Russia negatively impacted the prices of uranium equities and physical uranium commodities.

Nuclear Fuel and Uranium Market Conditions

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

In the second quarter of 2024, investors began purchasing nuclear and uranium equities as a means to create long exposure for their positive view on Artificial Intelligence (AI), due to the vast energy requirements of data centers. Many of those investors reversed their positions and began to sell these nuclear and uranium equities at the end of 2024 and in the beginning of 2025, and the nuclear and uranium equities that initially benefited saw a price reversal. This investment flow of funds is ongoing. During periods when the investment community seeks to increase AI/data center exposure, investments have been flowing into the nuclear and uranium sector. And then when the investment community seeks to reduce its AI/data center exposure, these flows tend to reverse. With the agreements signed between tech companies that sponsor AI data centers and the nuclear industry, these vast power requirements have become viewed by the market as a significant new long-term demand driver for nuclear power as the best source of stable/reliable baseload power.

Nuclear Fuel Supply Chain Concentration Risks

Russia’s invasion of Ukraine and the ensuing global energy crisis has focused attention on security of supply and supply chain risks. This has caused most of the world to re-evaluate their dependence upon nuclear fuel exported by Russia. In spite of the dominant market position of Rosatom, future deliveries potentially could be at risk due to sanctions, legislation, or a Russian embargo. Customer dependence upon the Russian supply of uranium, conversion and enrichment are being addressed slowly by governments as alternative suppliers are not currently available. Both Urenco and Orano have announced that they will invest to expand their uranium enrichment capacity respectively in the United States and France, which represents a shift away from Russia. Utilities are demonstrating their desire for increased security of their nuclear fuel supply chains. Kazakhstan is also a concern because the world’s largest uranium producing country has an unguarded and the second longest continuous land border in the world shared with Russia. The potential exists for Russia to exert influence over Kazakhstan. Additionally, Kazatomprom has put large long-term contracts in place with China. This supply is needed for China to fulfill its 15 year plan to deploy 150 new nuclear reactors. China National Nuclear Corp. (CNNC) has recently opened a uranium trading hub and warehouse facility, on the China / Kazakhstan border, with the capacity to store 60 million pounds of uranium. It has become evident that the nuclear fuel supply chain has become increasingly concentrated and interconnected in this very small area of the world. Expanding Kazakhstan uranium exports to Russia, China and India significantly reduces future supply for Western nuclear fuel buyers.

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

As of March 31, 2026, the Middle East remains a volatile focal point for global energy markets following years of escalating conflict that expanded from the 2023 Israel-Hamas war into a direct military confrontation with Iran and its proxies. In Gaza, a fragile ceasefire currently holds between the two nations. While large-scale hostilities have subsided, global stability continues to hinge on these ongoing talks to establish a post-war governance structure and secure a permanent end to the military actions that have destabilized the region. After failed diplomatic negotiations, on February 28, 2026, the United States and Israel launched a joint operation against Iran which extended to neighboring Gulf countries. This new conflict has caused shipping disruptions in the Strait of Hormuz which has caused energy prices to spike and had a general negative effect on world markets. A large portion of the Middle East daily oil production is transported through the Strait of Hormuz. A temporary US-Iran ceasefire was negotiated, while the parties attempt to negotiate a deal to end the war. This process is ongoing. In the Strait of Hormuz, ships remain stranded and ship traffic is still significantly reduced. This has further implications for energy-importing nations as their uranium buyers are more focused on domestic security and away from regional logistical risks. A secondary implication for uranium miners is that a large portion of the world’s sulphur, a key ingredient in the manufacturing of sulfuric acid used for mining and milling of uranium, is shipped through the Strait of Hormuz. Furthermore, among those countries at potential risk of an Iranian strike in Central Asia is Kazakhstan, the largest producer of uranium.

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

During the three months ended March 31, 2026, no shares were repurchased under the NCIB.

Results of Operations

The following table presents the Company’s financial results for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	2026	2025

Revenues	$27,351	$41,221

Expenses
Mining expenditures	709,138	1,691,149
Professional fees	164,303	171,620
General and administrative	673,174	732,078
Consulting fees	111,277	115,148
Total operating expenses	1,657,892	2,709,995
Operating loss	(1,630,541)	(2,668,774)

Interest income, net	34,263	31,159
Other income (loss), net	(4,559)	-

Net loss	(1,600,837)	(2,637,615)

Other comprehensive (loss) income
Foreign currency translation adjustment	(15,305)	(15,335)

Comprehensive loss	$(1,616,142)	$(2,652,950)

Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025

Summary:

Our condensed consolidated net loss for the three months ended March 31, 2026 and 2025 was $1,600,837 and $2,637,615, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the three months ended March 31, 2026 and 2025 was $1,616,142 and $2,652,950, respectively.

Revenues

Our revenues for the three months ended March 31, 2026 and 2025 were $27,351 and $41,221, respectively. The decrease in revenues of $13,870, or 34% was related to both lower oil prices and lower oil and gas well volumes attributable to production decline curves during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Mining Expenditures

Mining expenditures for the three months ended March 31, 2026 were $709,138 as compared to $1,691,149 for the three months ended March 31, 2025. The decrease in mining expenditures of $982,011, or 58% was principally attributable to a cost saving initiative to reduce underground mining activities, pending market pricing signals to scale up mining operations. This resulted in reductions in the costs of personnel, mining supplies and services, maintenance and electricity costs.

Professional Fees

Professional fees for the three months ended March 31, 2026 were $164,303 as compared to $171,620 for the three months ended March 31, 2025. The decrease in professional fees of $7,317 or 4% was principally attributable to a decrease in accounting fees.

General and Administrative

General and administrative expenses for the three months ended March 31, 2026 were $673,174 as compared to $732,078 for the three months ended March 31, 2025. The decrease in general and administrative expense of $58,904, or 8% is primarily due to decreases in insurance and travel costs.

Consulting Fees

Consulting fees for the three months ended March 31, 2026 were $111,277 as compared to $115,148 for the three months ended March 31, 2025. Consulting fees were basically flat, period over period, and during the three months ended March 31, 2026 consisted principally of baseline data collection costs.

Interest Income, Net

Interest income, net for the three months ended March 31, 2026 was $34,263 as compared to $31,159 for the three months ended March 31, 2025. The increase in interest income, net of $3,104, or 10% was principally attributable to an increase in interest earned on higher cash balances during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Other Income (Expense), Net

Other expense, net for the three months ended March 31, 2026 was $4,559 as compared to $0 for the three months ended March 31, 2025. The $4,559 increase in expense for the three months ended March 31, 2026 was attributable to the loss on the sale of a vehicle.

Foreign Currency Translation Adjustment

Foreign currency translation adjustment for the three months ended March 31, 2026 was a loss of $15,305 as compared to a loss of $15,335 for the three months ended March 31, 2025.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash balances as of March 31, 2026 was $5,795,227. Our cash position is highly dependent on our ability to raise capital through the issuance of equity and our management of expenditures for mining and for the development of our mineral processing facility and for the fulfillment of our public company reporting responsibilities. Our management believes that in order to finance the development and mining operations of the mining resource properties, to construct our Kinetic Separation equipment and operations and to secure regulatory licenses for and to construct our uranium and vanadium mineral processing facilities, we will be required to raise additional capital by way of debt and/or equity. We will also require additional working capital to continue to scale-up our mining operations at the Sunday Mine Complex.

Net Cash Used In Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 and 2025 was $1,043,509 and $2,186,106, respectively. The decrease of $1,142,597 in cash used in operating activities was principally driven by a decrease in net loss of $1,036,778 and a period over period increase of $106,286 in accounts payable and accrued liabilities, offset by a decrease of $33,138 in stock-based compensation.

Net Cash Used In Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was $1,000 and $166,507, respectively. The decrease in cash used in investing activities of $165,507 was principally due to reduced purchases of mining equipment and vehicles in the current period.

 Net Cash Provided By Financing Activities

There was no net cash provided by financing activities for the three months ended March 31, 2026 and 2025.

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

We determined the gross ARO of the mineral properties to be $1,187,553 and $1,187,553, as of March 31, 2026 and December 31, 2025, respectively. The portion of the asset retirement obligation related to the Van 4 Mine, which is in reclamation as of March 31, 2026, and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. Our internal mining operations team completed the last of the Van 4 reclamation work prior to the March 2, 2025 reclamation deadline and continues to wait for revegetation at the site. We submitted our surety reduction request application to the State of Colorado on January 7, 2026 for a reduction of the financial warranty based on current site conditions and consideration of reclamation activities completed. On March 19, 2026, the State of Colorado concluded its review and approved our request and reduced the financial warranty to $49,350 and we are expecting to receive a refund of our financial warranty in the amount of $25,707 during the second quarter of 2026.

The asset retirement obligations represent the Company’s estimate of the present value of future reclamation costs, discounted using a credit adjusted risk-free interest rate of 5.4%. The net discounted aggregated values as of March 31, 2026 and December 31, 2025 were $419,720 and $415,164, respectively. The gross AROs as of March 31, 2026 and December 31, 2025 are secured by financial warranties in the amount of $1,187,553 .

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

Under the oil and gas lease and easement arrangements, during the three months ended March 31, 2026 and 2025, we recognized aggregate revenue of $27,351 and $41,221, respectively, under these oil and gas lease arrangements.

Related Party Transactions

We have transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $344,150 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. We assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, we recorded the deferred contingent consideration as an assumed liability in the amount of $344,150 and $333,349 as of March 31, 2026 and December 31, 2025, respectively.

We have multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. In connection with these arrangements, we incurred rent expense of $26,325 for the three months ended March 31, 2026 and 2025.

We are obligated to pay Mr. Glasier for reimbursable expenses in the amount of $8,124 and $74,063, included within accounts payable and accrued liabilities, as of March 31, 2026 and December 31, 2025, respectively.

Going Concern

With the exception of the quarter ended June 30, 2022, we had incurred losses from our operations and, as of March 31, 2026, had an accumulated deficit of $37,706,654 and working capital of $4,236,069.

Since inception, we have met our liquidity requirements principally through the sale of our common shares and from limited revenue sources. On October 14, 2025, the Company closed a brokered private placement of 6,555,556 units at a price of $0.64 (CAD $0.90) per unit. The aggregate gross proceeds raised in the private placement amounted to $4,202,281 (CAD $5,900,000) and proceeds net of issuance costs were $3,806,270 (CAD $5,344,010). On June 13, 2025, we closed a brokered private placement of 5,911,786 units at a price of $0.63 (CAD $0.85) per unit. The aggregate gross proceeds raised in the private placement amounted to $3,693,424 (CAD $5,025,018) and proceeds net of issuance costs were $3,331,687 (CAD $4,532,939). Of the 5,911,786 common shares and warrants issued to investors, 117,647 were issued to Mr. Glasier for his participation in the private placement.

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

Off Balance Sheet Arrangements

As of March 31, 2026, there were no off-balance sheet transactions. We have not entered into any specialized financial agreements to minimize our investment risk, currency risk or commodity risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Based upon its assessment, as of March 31, 2026, management has identified the following material weaknesses in its internal control over financial reporting, inclusive of the control weakness related to disclosure controls and procedures:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of March 31, 2026, the ultimate disposition of which would have a material adverse effect on our condensed interim consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, including in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Forward-Looking Statements” and elsewhere in Item 2, the risks and uncertainties which could adversely affect our business, financial condition, results of operations and future growth prospects that we believe are most important for you to consider are discussed in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Commission on April 15, 2026. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2025 are not the only risks we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the Commission information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. Western went into active mining operations at the Sunday Mine Complex during 2021. During the quarter ended March 31, 2026, Mine Safety and Health Administration (MSHA) mine inspections have not yielded any disclosures required by Section 1503(a) of the Dodd-Frank Act.

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

WESTERN URANIUM & VANADIUM CORP.

Date: May 14, 2026	By:	/s/ George Glasier
George Glasier
Chief Executive Officer and President

Date: May 14, 2026	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer