Form 10-Q
period 2026-06-30
Western Uranium & Vanadium Corp.
filed 2026-08-14
CIK 1621906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, 71,853,888 of the registrant’s no par value common shares were outstanding.

WESTERN URANIUM & VANADIUM CORP.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in USD)

(Unaudited)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$3,520,813	$5,620,630
Restricted cash, current portion	75,057	75,057
Prepaid expenses	139,478	262,941
Other current assets	378,679	188,019
Total current assets	4,114,027	6,146,647

Restricted cash, net of current portion	1,162,496	1,162,496
Property, plant & equipment and mineral properties, net	17,138,720	17,649,747
Kinetic separation intellectual property	9,488,051	9,488,051

Total assets	$31,903,294	$34,446,941

Liabilities and Shareholders’ Equity

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$589,488	$687,426
Asset retirement obligations, current portion	75,057	75,057
Total current liabilities	664,545	762,483

Asset retirement obligations, net of current portion	349,331	340,107
Deferred tax liability	2,708,887	2,708,887
Deferred contingent consideration	345,598	333,349

Total liabilities	4,068,361	4,144,826

Commitments and Contingencies (Note 4)

Shareholders’ Equity
Common shares, no par value, unlimited authorized shares, 71,854,194 shares issued as of June 30, 2026 and December 31, 2025, and 71,853,888 shares outstanding as of June 30, 2026 and December 31, 2025	67,002,443	66,677,062
Treasury shares, 306 shares held in treasury as of June 30, 2026 and December 31, 2025	-	-
Accumulated deficit	(38,868,538)	(36,105,817)
Accumulated other comprehensive loss	(298,972)	(269,130)
Total shareholders’ equity	27,834,933	30,302,115
Total liabilities and shareholders’ equity	$31,903,294	$34,446,941

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in USD)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$199,528	$30,509	$226,879	$71,730

Expenses
Mining expenditures	607,934	1,144,866	1,317,072	2,836,015
Professional fees	121,299	243,297	285,602	414,917
General and administrative	494,729	545,394	1,167,903	1,277,472
Consulting fees	189,857	75,636	301,134	190,784
Total operating expenses	1,413,819	2,009,193	3,071,711	4,719,188

Operating loss	(1,214,291)	(1,978,684)	(2,844,832)	(4,647,458)

Interest income, net	24,304	10,150	58,567	41,309
Other income, net	28,103	-	23,544	-

Net loss	(1,161,884)	(1,968,534)	(2,762,721)	(4,606,149)

Other comprehensive loss
Foreign currency translation adjustment	(14,537)	(17,107)	(29,842)	(32,442)

Comprehensive loss	$(1,176,421)	$(1,985,641)	$(2,792,563)	$(4,638,591)

Net loss per share - basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.08)

Weighted average shares outstanding - basic and diluted	71,853,888	60,503,217	71,853,888	59,944,240

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in USD)

(Unaudited)

						Accumulated Other
	Common Shares		Treasury Shares		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Total

Balance as of January 1, 2026	71,853,888	$66,677,062	306	$-	$(36,105,817)	$(269,130)	$30,302,115

Stock based compensation - stock options	-	234,858	-	-	-	-	234,858
Foreign currency translation adjustment	-	-	-	-	-	(15,305)	(15,305)
Net loss	-	-	-	-	(1,600,837)	-	(1,600,837)
Balance as of March 31, 2026	71,853,888	$66,911,920	306	$-	$(37,706,654)	$(284,435)	$28,920,831

Stock based compensation - stock options	-	90,523	-	-	-	-	90,523
Foreign currency translation adjustment	-	-	-	-	-	(14,537)	(14,537)
Net loss	-	-	-	-	(1,161,884)	-	(1,161,884)
Balance as of June 30, 2026	71,853,888	$67,002,443	306	$-	$(38,868,538)	$(298,972)	$27,834,933

Balance as of January 1, 2025	59,382,696	$58,979,839	306	$-	$(28,929,894)	$(233,871)	$29,816,074

Cashless exercise of stock options	3,850	-	-	-	-	-	-
Stock based compensation - stock options	-	279,857	-	-	-	-	279,857
Foreign currency translation adjustment	-	-	-	-	-	(15,335)	(15,335)
Net loss	-	-	-	-	(2,637,615)	-	(2,637,615)
Balance as of March 31, 2025	59,386,546	$59,259,696	306	$-	$(31,567,509)	$(249,206)	$27,442,981

Private placement - June 2025, net of offering costs	5,911,786	3,331,687	-	-	-	-	3,331,687
Stock-based compensation - stock options	-	145,947	-	-	-	-	145,947
Foreign currency translation adjustment	-	-	-	-	-	(17,107)	(17,107)
Net loss	-	-	-	-	(1,968,534)	-	(1,968,534)
Balance as of June 30, 2025	65,298,332	$62,737,330	306	$-	$(33,536,043)	$(266,313)	$28,934,974

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in USD)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(2,762,721)	$(4,606,149)
Reconciliation of net loss to cash used in operating activities:
Depreciation	433,425	400,508
Gain on the sale of equipment	(23,544)	-
Accretion of asset retirement obligations	9,224	8,571
Stock-based compensation	328,203	421,089
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(61,129)	113,951
Accounts payable and accrued liabilities	(104,006)	77,246
Asset retirement obligations	-	1,147
Contingent consideration	12,249	19,387
Net cash used in operating activities	(2,168,299)	(3,564,250)

Cash Flows From Investing Activities
Purchase of property, plant & equipment and mineral properties	(28,854)	(376,458)
Proceeds from sale of equipment	130,000	-
Net cash provided by (used in) investing activities	101,146	(376,458)

Cash Flows From Financing Activities
Proceeds from private placement, net	-	3,331,687
Net cash provided by financing activities	-	3,331,687

Effect of foreign exchange rate on cash	(32,664)	(27,727)

Net decrease in cash and cash equivalents and restricted cash	(2,099,817)	(636,748)

Cash and cash equivalents and restricted cash – beginning of period	6,858,183	6,295,624

Cash and cash equivalents and restricted cash – end of period	$4,758,366	$5,658,876

Cash and cash equivalents	$3,520,813	$4,444,679
Restricted cash, current portion	75,057	75,057
Restricted cash, noncurrent	1,162,496	1,139,140
Total cash and cash equivalents and restricted cash	$4,758,366	$5,658,876

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

The Company’s registered office is located at 5 Church Street, Toronto, Ontario, Canada, M5E 1M2, and its common shares are listed on the CSE under the symbol “WUC.” On April 22, 2016, the Company’s common shares began trading on the OTC Pink Open Market, and on May 23, 2016, the Company’s common shares were approved for trading on the OTCQX Best Market under the symbol “WSTRF”. The Company’s principal business activity is the acquisition and development of uranium and vanadium resource properties in the states of Utah and Colorado in the United States.

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

On June 30, 2023, Western re-qualified as a foreign private issuer as that term is defined in Rule 3b-4(c) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). As a result, the Company may now utilize certain accommodations made to foreign private issuers, including (1) an exemption from complying with the Commission’s proxy rules, (2) an exemption from the Company’s insiders having to comply with the reporting and short-swing trading liability provisions of Section 16 under the Exchange Act, (3) the ability to make periodic filings with the Commission on the Form 20-F and Form 6-K foreign issuer forms, and (4) the ability to offer and sell unrestricted securities outside of the United States pursuant to Rule 903 of Regulation S. The Company intends to take advantage of these accommodations. However, the Company currently has decided to voluntarily continue to file periodic reports with the Commission using domestic issuer forms including filing annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. As of the subsequent measurement date June 30, 2025, Western reconfirmed its qualification as a foreign private issuer for periods ending through December 31, 2026.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 2 – Liquidity and going concern

With the exception of the quarter ended June 30, 2022, the Company has incurred losses from its operations. During the three and six months ended June 30, 2026, the Company generated net losses of $1,161,884 and $2,762,721, respectively. The Company expects to generate operating losses for the foreseeable future as it incurs expenses to bring its mineral processing facilities online and further expands its mining operations. As of June 30, 2026, the Company had an accumulated deficit of $38,868,538 and working capital of $3,449,482.

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

Management evaluated conditions and events over a period of one year from the issuance date of these condensed interim consolidated financial statements. There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern to sustain operations for at least one year from the issuance of these condensed interim consolidated financial statements. The accompanying condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S–X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. However, in the opinion of management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these condensed interim consolidated financial statements. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2025, as filed with the SEC on April 15, 2026. The Company has voluntarily elected to file this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 notwithstanding its foreign private issuer status. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for any subsequent quarters or for the year ending December 31, 2026.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 3 – SUMMARY OF Significant Accounting Policies, CONTINUED

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of net loss per share for each of the three and six months ended June 30, 2026 and 2025 is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Warrants to purchase common shares	19,654,518	15,738,059	19,654,518	15,738,059
Options to purchase common shares	6,615,000	5,390,000	6,615,000	5,390,000
Total potentially dilutive securities	26,269,518	21,128,059	26,269,518	21,128,059

Recent Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, – Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disclosures about specific types of expenses included in the expense captions presented on the face of the statement of operations as well as disclosures about selling expenses. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is still evaluating the full extent of the potential impact of the adoption of ASU 2024-03.

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

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY

The Company’s property, plant & equipment and mineral properties, net and kinetic separation intellectual property are:

	Estimated Useful Lives	As of June 30, 2026	As of December 31, 2025
Mineral properties	N/A	$11,942,469	$11,942,469
Mining equipment	5 years	3,504,790	3,565,645
Vehicles	5 years	1,038,532	1,124,896
Plant facilities	5 - 10 years	418,897	332,431
Software	5 years	9,120	9,120
Construction in progress	N/A	18,854	76,466
Land	N/A	2,334,050	2,334,050
Total property, plant & equipment and mineral properties		$19,266,712	$19,385,077
Less: accumulated depreciation		2,127,992	1,735,330
Property, plant & equipment and mineral properties, net		$17,138,720	$17,649,747
Kinetic separation intellectual property		$9,488,051	$9,488,051

The Company’s mining properties acquired on August 18, 2014 that the Company retains as of June 30, 2026 include: The San Rafael Uranium Project located in Emery County, Utah; The Sunday Mine Complex located in western San Miguel County, Colorado; The Van 4 Mine located in western Montrose County, Colorado; The Sage Mine located in San Juan County, Utah, and San Miguel County, Colorado. These mining properties include leased land in the states of Colorado and Utah. The Company is obligated to remit a 1.0% royalty based upon the market value of uranium recovered from these mining properties. None of these mining properties were operational at the date of acquisition.

The Company’s mining properties acquired on September 16, 2015 that the Company retains as of June 30, 2026 include: Hansen, North Hansen and Hansen Picnic Tree located in Fremont and Teller Counties, Colorado. The Company also acquired the Keota project located in Weld County, Colorado and the Ferris Haggerty project located in Carbon County, Wyoming. These mining assets include both owned and leased land in the states of Utah, Colorado, and Wyoming. All of the mining assets represent properties which have previously been mined, to different degrees, for uranium.

As the Company has not formally established proven or probable reserves on any of its properties, there is inherent uncertainty as to whether or not any mineralized material can be economically extracted as originally planned and anticipated.

During the six months ended June 30, 2026 and 2025, Western made purchases of $28,854 and $376,458, to increase the Company’s mining and processing capacities. During the three and six months ended June 30, 2026, depreciation expense was $214,115 and $433,425, of which $212,894 and $430,983 was included in mining expenditures and $1,221 and $2,442 was included in general and administrative, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. During the three and six months ended June 30, 2025, depreciation expense was $204,125 and $400,508, of which $202,904 and $398,880 was included in mining expenditures and $1,221 and $1,628 was included in general and administrative, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss.

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY, continued

Ore Purchase Agreement

On April 8, 2025, PRM entered into an Ore Purchase Agreement (the “Ore Purchase Agreement”) with subsidiaries of Energy Fuels Inc. (“Purchaser”). The Ore Purchase Agreement was for a one-year period and provided for the delivery of up to 25,000 short tons of uranium bearing ore to the White Mesa Mill in Blanding, Utah. PRM was required to make deliveries at its own cost and the purchase price per ton was based upon the average grade of uranium of each lot, and other qualifying conditions. Within 30 days after each lot was closed, Purchaser paid to PRM an 85% provisional payment (“Provisional Payment”) calculated based upon the sampled grade and an agreed upon pricing schedule. Then, within 30 days after each lot is fed to processing, the Purchaser shall pay to PRM a final settlement payment calculated based upon the assayed grade and the agreed upon pricing schedule, net of a royalty, pursuant to a previously existing royalty agreement with the Purchaser.

There were no deliveries of uranium bearing ore to Purchaser during the three and six months ended June 30, 2026. Revenue related to shipments was recognized after title for stockpiled ore passed to the Purchaser. Such title passes upon the Purchaser having received, weighed and graded the deliveries for the lot. The Company determined the value of the variable consideration using the expected value approach as the transaction price varied based on the assayed grading of the uranium bearing ore. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently finalized by assay. Provisional Payments were calculated using estimated probe grades and the final payment was calculated using assayed grades.

At the end of May 2026, the Purchaser concluded its final assayed grade of the uranium bearing ore, which yielded grades higher than those derived from the sampled grades utilized for the Provisional Payments. During the three and six months ended June 30, 2026, the Company recognized $167,111 in additional revenue, net of royalty, from the sale of uranium ore. As of June 30, 2026, the net amount of $206,546 remained due and this net amount is net of the royalty obligation to the Purchaser and is included within other current assets on the condensed interim consolidated balance sheet. The Company received the final settlement payment of $206,546 on August 7, 2026.

Oil and Gas Lease

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

As of June 30, 2026, all sixteen (16) wells remain in production and the Company recognizes royalty revenue on a monthly basis. The lease remains in effect, and royalty payments will continue for as long as oil and/or gas are produced from the pooled unit containing these sixteen (16) wells.

During the three months ended June 30, 2026 and 2025, the Company recognized aggregate revenue of $32,417 and $30,509, respectively, and for the six months ended June 30, 2026 and 2025, the Company recognized aggregate revenue of $59,768 and $71,730, respectively, under these oil and gas lease arrangements.

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

The Company determined the aggregate gross AROs of the mineral properties to be $1,187,553 as of June 30, 2026 and December 31, 2025. The portion of the asset retirement obligations related to the Van 4 Mine, which is in reclamation as of June 30, 2026 and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. The Company’s internal mining operations team completed the last of the Van 4 reclamation work prior to the March 2, 2025 reclamation deadline and continues to wait for revegetation at the site. The Company submitted its surety reduction request application to the State of Colorado on January 7, 2026 for a reduction of the financial warranty based on current site conditions and consideration of reclamation activities completed. On March 19, 2026, the State of Colorado concluded its review and approved the Company’s request and reduced the financial warranty to $49,350. The Company is expecting to receive a refund of its financial warranty in the amount of $25,707 during the third quarter of 2026.

The Company’s asset retirement obligations are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The asset retirement obligations represent the Company’s estimate of the present value of future reclamation costs, discounted using a credit adjusted risk-free interest rate of 5.4% as of June 30, 2026 and December 31, 2025. The net discounted aggregated values as of June 30, 2026 and December 31, 2025 were $424,388 and $415,164, respectively. Financial warranties to secure AROs as of June 30, 2026 and December 31, 2025 were $1,187,553.

Asset retirement obligation activity consists of:

	For the Six Months Ended June 30,
	2026	2025
Beginning balance as of January 1	$415,164	$410,098
Adjustment to asset retirement obligations	-	1,147
Accretion	9,224	8,571
Ending balance as of June 30	$424,388	$419,816
Less: Asset retirement obligations, current portion	75,057	75,057
Asset retirement obligations, net of current portion	$349,331	$344,759

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 4 – Property, plant & equipment and mineral properties, net AND Kinetic separation INTELLECTUAL PROPERTY, continued

Topaz Mine Permitting Status

Upon an order from the Mined Land Reclamation Board (“MLRB”) in March 2023, the Topaz Mine was put into reclamation which is scheduled to be completed by March 2028. The Company has been working toward the completion of an updated Topaz Mine Plan of Operations (“Topaz Mine Plan”), which is a separate federal requirement of the U.S. Bureau of Land Management (“BLM”) for the conduct of mining activities on the federal land at the Topaz Mine. This is a prerequisite to re-permit the Topaz Mine with Colorado’s DRMS. In connection with the Topaz Mine Plan, an environmental assessment was prepared by an outside consultant and submitted to the BLM on June 24, 2024. The BLM issued a letter to the Company on August 2, 2024 advising that the application for the Topaz Mine Plan had run past its allowed evaluation period and was cancelled. Pursuant to the Fiscal Responsibility Act of 2023, each permitting project has a one year time limit for the BLM to complete a review. Under the transitional rules, the Topaz project was not eligible for an extension due to its duration. However, the project can be resubmitted and be picked up where it was left off. The re-scoping process will need to be repeated to start the one-year time clock. At the Topaz Mine, a monitor well was drilled and after being flushed and the installation of new monitoring equipment, consultants have begun a baseline water testing study for the BLM resubmission in December 2025. Three quarters of water sampling have been completed, however the Company has not yet restarted the BLM clock by making an amended submission.

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

NOTE 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	As of
	June 30, 2026	December 31, 2025
Trade accounts payable	$400,987	$545,559
Accrued liabilities	188,501	141,867
Total accounts payable and accrued liabilities	$589,488	$687,426

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common shares are entitled to one vote per share. Holders of common shares are entitled to ratably receive such dividends, if any, as may be declared by the Board of Directors, out of legally available funds. Upon the liquidation, dissolution, or winding down of the Company, holders of common shares are entitled to share ratably in all assets of the Company that are legally available for distribution. As of June 30, 2026 and December 31, 2025, an unlimited number of common shares were authorized for issuance.

Private Placements

There were no private placements during the three and six months ended June 30, 2026.

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

The Plan provides that the aggregate number of common shares for which stock options may be granted will not exceed 10% of the issued and outstanding common shares at the time stock options are granted. As of June 30, 2026, a total of 71,853,888 common shares were outstanding. As of June 30, 2026, the maximum number of stock options eligible to be issued under the Plan would be 7,185,388 and net of 6,615,000 options outstanding as of June 30, 2026, there remain 570,388 stock options available to be issued under the Plan.

At the Annual General Meeting (the “AGM”) held on June 26, 2026, the shareholders approved the renewal of the Plan for an additional three year period.

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

At the AGM held on June 26, 2026, the shareholders approved the renewal of the Shareholder Rights Plan for an additional three year period.

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

During the three and six months ended June 30, 2026, no shares were repurchased under the NCIB.

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

There were no options granted during the six months ended June 30, 2025.

There were no options exercised during the six months ended June 30, 2026.

During the six months ended June 30, 2025, the Company issued 3,850 common shares pursuant to the cashless exercise of options to purchase 83,332 common shares with an exercise price of $0.79 (CAD $1.03).

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

NOTE 6 – SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Stock Options, continued

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding – January 1, 2026	5,348,332	$1.16	3.01	$-
Granted	1,350,000	0.65
Forfeited and expired	(83,332)	1.10
Exercised	-	-
Outstanding – June 30, 2026	6,615,000	$1.06	3.03	$-
Exercisable – June 30, 2026	5,714,996	$1.12	2.67	$-

The Company’s stock-based compensation expense (net of the effect of forfeitures) related to stock options for the three months ended June 30, 2026 was $90,203, of which $11,690 and $78,513 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense (net of the effect of forfeitures) related to stock options for the three months ended June 30, 2025 was $149,951 of which $29,990 and $119,961 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense (net of the effect of forfeitures) related to stock options for the six months ended June 30, 2026 was $328,203, of which $43,281 and $284,922 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The Company’s stock-based compensation expense (net of the effect of forfeitures) related to stock options for the six months ended June 30, 2025 was $421,089 of which $84,232 and $336,857 was included in mining expenditures and general and administrative expenses, respectively, on the Company’s condensed interim consolidated statements of operations and other comprehensive loss. The weighted average grant date fair value per share of the options granted during the six months ended June 30, 2026 was $0.30. As of June 30, 2026, there was approximately $98,239 of unrecognized share-based compensation for unvested stock options, which is expected to be recognized over a weighted average period of 0.34 years.

Warrants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value

Outstanding – January 1, 2026	22,523,059	$1.04	2.99	$-
Issued	-	-
Exercised	-	-
Expired	(2,868,541)	1.39
Outstanding – June 30, 2026	19,654,518	$0.99	2.92	$-
Exercisable – June 30, 2026	19,654,518	$0.99	2.92	$-

WESTERN URANIUM & VANADIUM CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Stated in USD)

Note 7 – Mining Expenditures

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Mining costs	$302,644	$481,331	$658,638	$1,245,271
Permits	30,800	48,308	61,655	82,468
Labor and related benefits	269,190	611,429	591,479	1,504,478
Royalties	5,300	3,798	5,300	3,798
Total mining expenses	$607,934	$1,144,866	$1,317,072	$2,836,015

NOTE 8 – Related Party Transactions AND BALANCES

The Company has transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $345,598 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. The Company assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, the Company recorded the deferred contingent consideration as an assumed liability in the amount of $345,598 and $333,349 as of June 30, 2026 and December 31, 2025, respectively.

The Company has multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. The Company incurred rent expense of $26,325 and $27,271 in connection with these arrangements for each of the three months ended June 30, 2026 and 2025. The Company incurred rent expense of $52,650 and $53,596 in connection with these arrangements for each of the six months ended June 30, 2026 and 2025.

The Company is obligated to pay Mr. Glasier for reimbursable expenses in the amount of $16,247 and $74,063, included within accounts payable and accrued liabilities, as of June 30, 2026 and December 31, 2025, respectively.

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

The Company has registered offices at 5 Church Street, Toronto, Ontario, Canada, M5E 1M2, and its common shares are listed on the CSE under the symbol “WUC” and are traded on the OTCQX Best Market under the symbol “WSTRF”. Its principal business activity is the acquisition and development of uranium and vanadium resource properties in the states of Utah and Colorado in the United States.

Recent Developments

Uranium Markets and Western Strategy

Between July 2024 and August 2025, the uranium term price was in the $80.00/lb to $81.50/lb range until its rise to $83/lb in September 2025 and $85/lb in October 2025. The uranium spot market has experienced more volatility, peaking at $106/lb in January 2024, and declining into a 2025 trading range of $64/lb to $78/lb through August 2025. In September 2025 and October 2025 spot prices rallied above $80/lb, before declining back into the 2025 trading range in November 2025. The Fall 2025 rally was ignited in mid-September by President Trump and the Department of Energy (“DOE”) Secretary Wright touting U.S. nuclear power and the U.S. domestic fuel cycle, which rallied uranium equity markets. In January 2026, uranium spot prices spiked closing above $100/lb for 2 days and above $90/lb for 5 days. After this short-lived rally was over, spot prices declined and settled around ~$85/lb during the February 2026 to July 2026 period.

The long-term uranium price trend is relatively stronger as it has rallied from the ~$90/lb to ~$95/lb levels during 2026. Previously, over the five year period from 2020 to 2025, both spot and term prices have moved up from the $30/lb range to the $80/lb range. In 2024, Western responded to favorable market conditions by aggressively ramping up operations and expanding production capacity primarily at its 100% owned Sunday Mine Complex. While uranium spot prices weakened late in 2024, we had anticipated a recovery in 2025, supported by the United States ban on Russian uranium (effective 2028) and the Trump administration’s strong backing of nuclear energy and domestic mining. The Company’s interpretation of market signals was that uranium markets would stabilize at replacement price levels. However, given the turbulence in global commodity and financial markets, along with geopolitical uncertainties, we have shifted to a more conservative stance, increasingly focusing on cost control and strategic discipline. We continued to observe capital market volatility fueled by the Ukraine and Gaza wars, political and trade/tariff uncertainties and more recently the war with Iran.

This conservative approach has been adopted to reduce operational spending in the near-term. The intent is to focus on the initiatives that bring long-term value to the Company: advancing the development of the Mustang mill and the development of nearby mines to supply this mill. Western’s team remains confident that uranium prices will become reflective of replacement cost levels and strong underlying market fundamentals. While we are focusing on preparing more of our mineral properties for active mining operations, we intend to utilize this conservative approach until there is a significant and sustainable recovery in uranium markets. The widening spread between spot pricing and long-term pricing is a positive signal for uranium miners, however uranium equities are moving in the opposite direction as they have declined in price during the second quarter.

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

Ore Purchase Agreement

On April 8, 2025, PRM entered into an Ore Purchase Agreement (the “Ore Purchase Agreement”) with subsidiaries of Energy Fuels Inc. (“Purchaser”). The Ore Purchase Agreement was for a one year period and provided for the delivery of up to 25,000 short tons of uranium bearing ore to the White Mesa Mill in Blanding, Utah. PRM was required to make deliveries at its own cost and the purchase price per ton was based upon the average grade of uranium of each lot, and other qualifying conditions. Within 30 days after each lot was closed, Purchaser paid to PRM an 85% provisional payment (“Provisional Payment”) calculated based upon the sampled grade and an agreed upon pricing schedule. Within 30 days after each lot is fed to processing, the Purchaser shall pay to PRM a final settlement payment calculated based upon the assayed grade and the agreed upon pricing schedule, net of a royalty, pursuant to a previously existing royalty agreement with the Purchaser.

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

At the end of September 2025, Western made the decision to pause additional future deliveries in favor of focusing the mining staff on development projects that can increase future feedstock quantities for the Mustang Mineral Processing Plant. Accordingly, there were no deliveries of uranium bearing ore to Purchaser during the three and six months ended June 30, 2026.

At the end of May 2026, the Purchaser concluded its final assayed grade of the uranium bearing ore, which yielded grades higher than those derived from the sampled grades utilized for the Provisional Payments. The final chemical assay results indicated natural uranium grades more than 40% higher than the initial probe-indicated estimates. As a result, during the three and six months ended June 30, 2026, we recognized additional revenue of $167,111, net of the applicable royalty, related to the sale of uranium-bearing ore. As of June 30, 2026, the net amount of $206,546 remained due and this net amount is net of the royalty obligation to the Purchaser and is included within other current assets on the condensed interim consolidated balance sheet. We received the final settlement payment of $206,546 on August 7, 2026.

The higher final assay results provide additional information regarding uranium grades at the Sunday Mine Complex and may indicate potential for greater mineral resources than previously estimated from historical drilling data. However, we have not yet verified whether these results are representative of the entire or a portion of the unmined and unexplored areas of the Sunday Mine Complex.

Mustang Mineral Processing Plant

We are prioritizing the development of the Mustang Mineral Processing Plant (Mustang) in Colorado due to its close proximity to the SMC and lower hauling costs in comparison to the Maverick Minerals Processing Plant in Utah. In preparing the new licensing and permitting application, Western expects to benefit from the prior site owner’s completion of all phases of licensing and permitting of their Pinon Ridge Mill project. This facility will be designed to recover uranium and vanadium both from conventional materials mined from Company mines and materials produced by other mining companies. After permitting and construction, and subject to available financing, the processing of uranium and vanadium materials is targeted to commence in 2029. The Colorado milling license that Western is currently seeking will incorporate Kinetic Separation via an amendment to the initial license – as Western’s current plan is to submit a licensing application that is substantially identical to the application that was used previously for the Pinon Ridge Mill (which did not include the Company’s Kinetic Separation technology). Official baseline data collection at Mustang began in December 2024 for water monitoring and January 2025 for air monitoring. Through June 30, 2026, four quarters of air quality data collections were completed to align with the previously completed production well water collections. Two quarters of monitor well, surface, and river water collections have been concluded. The third quarter of water monitoring data was completed in July 2026, with the final water collections scheduled for the first week of October 2026. Results to date for both water and air quality are consistent with data collected by the former owners.

During 2025, Western sourced digital versions of the prior Pinon Ridge Mill license application and supporting data. This will result in substantial savings in the compilation of the radioactive materials license application. The team is actively preparing the radioactive materials license application while simultaneously working to acquire a Special Use Permit from Montrose County, Colorado. As of June 30, 2026, Western remains on track to submit the full license application to the Colorado Department of Public Health and Environment (“CDPHE”) by the end of 2026, with the goal of allowing the entire calendar year of 2027 for the CDPHE application review process. Mustang’s completion is critical for in-house yellowcake production.

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

At June 30, 2026, uranium pricing and market conditions remained in close proximity to the suppressed levels, which caused the Company to make corresponding reductions in mining operations beginning in 2025.

Beginning in 2026, underground operations were scaled back, and equipment was secured and prepared for storage. The mining operations team is continuing the completion of aboveground surface projects. When we next receive market signals to scale-up operations, the next underground projects will focus on the development of new additional Sunday Mine Complex areas, which have indicated defined uranium mineralization to further expand capacity.

Additional Projects To Expand Production Capacity

Looking forward, we are considering opportunities across our property portfolio to increase production capacity that are less capital intensive. These include re-permitting the Topaz Mine, rehabilitating the Sage Mine, reassessing the Van 4 Mine for decline/portal access rather than utilizing the previously reclaimed shaft, and additional development of the Rimrock JV mines. The project to advance permitting of the San Rafael Project is included in this group, and is discussed in more detail below. Progress has been made on each of these initiatives. At the Topaz Mine, a monitor well was drilled and after being flushed and the installation of new monitoring equipment, the baseline water quality sampling program commenced in December 2025, and three quarters of water sampling have been completed. At the Sage Mine, we have now received both state and BLM approvals to commence limited work at this mine. For the Van 4 Mine, the team is preparing a vertical drill rig to begin a drilling program with both development and exploration/ resource expansion objectives. The Company made progress with the Sage Mine project to update and secure site infrastructure in July 2026 and is expecting completion in August 2026.

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

Currently, nuclear energy appears to enjoy bipartisan support. With the change in Presidential Administrations the climate change and clean energy initiatives of the Biden-Harris Administration have been de-emphasized. In his first day, after returning to office, President Trump signed Executive Orders declaring a National Energy Emergency and a U.S. withdrawal from the Paris Climate Agreement for a second time. On February 14, 2025, President Trump signed an Executive Order creating the National Energy Dominance Council as a Presidential Department of the White House. This was done to support domestic energy projects and develop policies that will increase domestic energy production. On May 23, 2025, President Trump signed four Executive Orders specifically boosting the U.S. domestic nuclear fuel cycle, resulting in a strong uranium mining stock rally on the following day. Since taking office, President Trump has signed a number of Executive Orders to boost the energy sector that we believe to be directly or indirectly beneficial to nuclear and/or uranium mining industries. In mid-September, 2025, President Trump and DOE Secretary Wright touted U.S. nuclear power, the potential for new advancements, and the U.S. domestic fuel cycle, after which the uranium equity markets showed a short-term rally.

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

United States Ban of Russian Uranium due to Russian Invasion of Ukraine

In response to Russia’s war in Ukraine, the U.S. legislature passed the Prohibiting Russian Uranium Imports Act (H.R. 1042) to ban Russian uranium imports into the United States. Unanimous passage in April 2024 by the U.S. Senate followed the U.S. House of Representatives’ passage of the bill in December 2023. Subsequently, on May 13, 2024, President Biden signed this legislation into law. The ban became effective 90 days after its enactment on August 11, 2024 and is being phased in under Department of Energy conditional waivers before becoming a complete ban on January 1, 2028. As of June 30, 2026, 1.5 years remain until all Russian uranium products are fully banned from importation into the United States.

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

Nuclear Fuel and Uranium Market Conditions

Beginning in 2023, spot uranium prices reacted to supply/demand constraints and geopolitical risks. Positive catalysts across multiple levels of the nuclear fuel and uranium markets have set in motion uranium market and nuclear fuel opportunities for the next decade and beyond. Underlying fundamentals are the strongest in decades. This is attributable to multiple factors, including climate change, energy security, supply chain and energy scarcity initiatives. The supply/demand imbalance has flipped from a market with excess supply into a market with excess future demand. With the reduced availability of secondary supplies and reduced mobile physical inventories, utilities have begun adding multi-year contracts with mining companies for primary supply. The drivers expanding the demand for nuclear fuel include non-nuclear nations adding nuclear power generation, nuclear nations expanding fleets and/or extending lives of existing reactors, idled nuclear reactors being redeployed, the reversal of phase-outs and shutdowns, and the deployment of advanced reactors / SMRs. However, the challenge is in meeting increasing demand simultaneously with supply constraints from the world’s largest suppliers.

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

In the second quarter of 2024, investors began purchasing nuclear and uranium equities as a means to create long exposure for their positive view on Artificial Intelligence (AI), due to the vast energy requirements of data centers. Many of those investors reversed their positions and began to sell these nuclear and uranium equities at the end of 2024 and in the beginning of 2025, and the nuclear and uranium equities that initially benefited saw a price reversal. This investment flow of funds is ongoing. During periods when the investment community seeks to increase AI/data center exposure, investments have been flowing into the nuclear and uranium sector. And then when the investment community seeks to reduce its AI/data center exposure, these flows tend to reverse. With the power purchase agreements signed between tech companies that sponsor AI data centers and nuclear utilities, these vast power requirements have become viewed by the market as a significant new long-term demand driver for nuclear energy as the best source of stable/reliable zero-carbon baseload power. This is another affirmation of long-term structural demand for nuclear fuel.

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

In July 2023, the government of Niger was overthrown by its military. This is significant because the new regime is opposed to Western interests and this landlocked West African country holds the 7th largest uranium resource in the world and was producing about 5% of global production. The conflict has an anti-French sentiment, and the Junta has initiated multiple actions that are counter to French interests. Most importantly, Niger’s Junta has threatened the export of uranium to France which has serious implications because France acquires 20% of its natural uranium from Niger. In addition to the French evacuating/ being expelled from Niger, the U.S. military also departed the country. The Junta is utilizing Russian military support as a replacement. In addition, the Niger government has revoked operating permits from foreign uranium companies, including Orano in June 2024 and Goviex in July 2024. In November 2024, Orano further reported that it had lost operational control, to authorities in Niger, of another of its uranium mines. This mine was in production, but had been impacted by export restrictions imposed by the Junta. In moving away from French and Western alliances, Niger has sought to replace these with Russian and Chinese state-backed enterprises in its natural resource sector. This is specifically applicable to uranium projects where both of these countries can bring production expertise and also be the end customer for all available production.

As of June 30, 2026, the Middle East remains a volatile focal point for global energy markets following years of escalating conflict that expanded from the 2023 Israel-Hamas war into a direct military confrontation with Iran and its proxies. In Gaza, a fragile ceasefire currently holds between the two nations. While large-scale hostilities have subsided, global stability continues to hinge on these ongoing talks to establish a post-war governance structure and secure a permanent end to the military actions that have destabilized the region. In late May 2026, the Israeli Prime Minister announced that he has directed the Israeli military to take control of 70% of the Gaza territory which could lead to a termination of the ceasefire and further escalation of military activities. After failed diplomatic negotiations, on February 28, 2026, the United States and Israel launched a joint operation against Iran. This new conflict has caused shipping disruptions in the Strait of Hormuz which has caused energy prices to spike and had a general negative effect on world markets. A large portion of the Middle East daily oil production is transported through the Strait of Hormuz. While there have been reports of multiple ceasefires, contradictory messages have been put forth from both sides of this conflict describing the status. Capital markets and energy prices have fluctuated based upon the messaging. This process is ongoing. In the Strait of Hormuz, ships remain stranded and ship traffic is still significantly reduced. This has further implications for energy-importing nations as their uranium buyers are more focused on domestic security and away from regional logistical risks. A secondary implication for uranium miners is that a large portion of the world’s sulphur, a key ingredient in the manufacturing of sulfuric acid used for mining and milling of uranium, is shipped through the Strait of Hormuz. Furthermore, among those countries at potential risk of an Iranian strike in Central Asia is Kazakhstan, the largest producer of uranium. The war with Iran continues to impact both physical uranium and uranium equity prices, but on a larger scale has been the largest variable impacting global capital markets and economies during 2026.

Private Placements

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

On October 14, 2025, the Company closed a brokered private placement of 6,555,556 units at a price of $0.64 (CAD $0.90) per unit (the “October 2025 PP”). The aggregate gross proceeds raised in the private placement amounted to $4,202,281 (CAD $5,900,000). Each unit is comprised of one common share of Western and one common share purchase warrant. Each warrant is exercisable into one common share at a price of $0.85 (CAD $1.20) per share for a period of 54 months following the closing date of the private placement. A total of 6,555,556 common shares and warrants to purchase 6,555,556 common shares were issued to investors and warrants to purchase 229,444 common shares were issued to broker dealers in connection with the private placement. A 7% cash commission and broker warrants equal to 3.5% of the number of units sold, each exercisable into one common share at the issue price for a period of 54 months following the closing date, were issued to the sole underwriter in connection with the offering.

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

During the three and six months ended June 30, 2026, no shares were repurchased under the NCIB.

Results of Operations

The following table presents the Company’s financial results for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$199,528	$30,509	$226,879	$71,730

Expenses
Mining expenditures	607,934	1,144,866	1,317,072	2,836,015
Professional fees	121,299	243,297	285,602	414,917
General and administrative	494,729	545,394	1,167,903	1,277,472
Consulting fees	189,857	75,636	301,134	190,784
Total operating expenses	1,413,819	2,009,193	3,071,711	4,719,188
Operating loss	(1,214,291)	(1,978,684)	(2,844,832)	(4,647,458)

Interest income, net	24,304	10,150	58,567	41,309
Other income, net	28,103	-	23,544	-

Net loss	(1,161,884)	(1,968,534)	(2,762,721)	(4,606,149)

Other comprehensive loss
Foreign currency translation adjustment	(14,537)	(17,107)	(29,842)	(32,442)

Comprehensive loss	$(1,176,421)	$(1,985,641)	$(2,792,563)	$(4,638,591)

Three Months Ended June 30, 2026 as Compared to the Three Months Ended June 30, 2025

Summary:

Our condensed consolidated net loss for the three months ended June 30, 2026 and 2025 was $1,161,884 and $1,968,534, respectively. The principal components of these quarter over quarter changes are discussed below.

Our comprehensive loss for the three months ended June 30, 2026 and 2025 was $1,176,421 and $1,985,641, respectively.

Revenues

Our revenues for the three months ended June 30, 2026 and 2025 were $199,528 and $30,509, respectively. The increase in revenues of $169,019, or 554% was principally attributable to the recognition of $167,111 in revenue from the sale of uranium bearing material resulting from an increase in the final assayed grade and resulting price by the purchaser, for material which was delivered during 2025. There were no ore deliveries during the three months ended June 30, 2025.

Mining Expenditures

Mining expenditures for the three months ended June 30, 2026 were $607,934 as compared to $1,144,866 for the three months ended June 30, 2025. The decrease in mining expenditures of $536,932, or 47% was principally attributable to our cost saving initiative to reduce underground mining activities, pending market pricing signals to scale up mining operations. This resulted in reductions in the costs of personnel, mining supplies and services, maintenance and electricity costs.

Professional Fees

Professional fees for the three months ended June 30, 2026 were $121,299 as compared to $243,297 for the three months ended June 30, 2025. The decrease in professional fees of $121,998, or 50% was principally attributable to higher accounting fees in the prior year due to increased reliance on external accounting support associated with increased mining activities and related complexity.

General and Administrative

General and administrative expenses for the three months ended June 30, 2026 were $494,729 as compared to $545,394 for the three months ended June 30, 2025. The decrease in general and administrative expense of $50,665, or 9% is primarily due to decreases in insurance costs and non-cash stock-based compensation expense.

Consulting Fees

Consulting fees for the three months ended June 30, 2026 were $189,857 as compared to $75,636 for the three months ended June 30, 2025. The increase in consulting fees of $114,221, or 151% is primarily due to an increase in mill licensing activity and baseline data collection costs.

Interest Income, Net

Interest income, net for the three months ended June 30, 2026 was $24,304 as compared to $10,150 for the three months ended June 30, 2025. The increase in interest income, net of $14,154, or 139% was principally attributable to an increase in interest earned on higher invested cash balances during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Other Income, Net

Other income, net for the three months ended June 30, 2026 was $28,103 as compared to $0 for the three months ended June 30, 2025. The $28,103 income for the three months ended June 30, 2026 was principally attributable to the sale of mining equipment.

Foreign Currency Translation Adjustment

Foreign currency translation adjustment for the three months ended June 30, 2026 was a loss of $14,537 as compared to a loss of $17,107 for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 as Compared to the Six Months Ended June 30, 2025

Summary:

Our condensed consolidated net loss for the six months ended June 30, 2026 and 2025 was $2,762,721 and $4,606,149, respectively. The principal components of these period over period changes are discussed below.

Our comprehensive loss for the six months ended June 30, 2026 and 2025 was $2,792,563 and $4,638,591, respectively.

Revenues

Our revenues for the six months ended June 30, 2026 and 2025 were $226,879 and $71,730, respectively. The increase in revenues of $155,149, or 216% was principally attributable to the recognition of $167,111 in revenue from the sale of uranium bearing material resulting from an increase in the final assayed grade and resulting price by the purchaser, for material which was delivered during 2025, partially offset by both lower oil prices and lower oil and gas well volumes attributable to production decline curves during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Mining Expenditures

Mining expenditures for the six months ended June 30, 2026 were $1,317,072 as compared to $2,836,015 for the six months ended June 30, 2025. The decrease in mining expenditures of $1,518,943, or 54% was principally attributable to our cost saving initiative to reduce underground mining activities, pending market pricing signals to scale up mining operations. This resulted in reductions in the costs of personnel, mining supplies and services, maintenance, safety costs, and electricity costs.

Professional Fees

Professional fees for the six months ended June 30, 2026 were $285,602 as compared to $414,917 for the six months ended June 30, 2025. The decrease in professional fees of $129,315, or 31% was principally attributable to higher accounting fees in the prior year due to increased reliance on external accounting support associated with increased mining activities and related complexity.

General and Administrative

General and administrative expenses for the six months ended June 30, 2026 were $1,167,903 as compared to $1,277,472 for the six months ended June 30, 2025. The decrease in general and administrative expense of $109,569, or 9% is primarily due to decreases in insurance costs and non-cash stock-based compensation expense.

Consulting Fees

Consulting fees for the six months ended June 30, 2026 were $301,134 as compared to $190,784 for the six months ended June 30, 2025. The increase in consulting fees of $110,350, or 58% is primarily due to an increase in mill licensing activity and baseline data collection costs.

Interest Income, Net

Interest income, net for the six months ended June 30, 2026 was $58,567 as compared to $41,309 for the six months ended June 30, 2025. The increase in interest income, net of $17,258, or 42% was principally attributable to an increase in interest earned on higher invested cash balances during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Other Income (Expense), Net

Other income, net for the six months ended June 30, 2026 was $23,544 as compared to $0 for the six months ended June 30, 2025. The $23,544 income for the six months ended June 30, 2026 was principally attributable to the sales of mining equipment and a vehicle.

Foreign Currency Translation Adjustment

Foreign currency translation adjustment for the six months ended June 30, 2026 was a loss of $29,842 as compared to a loss of $32,442 for the six months ended June 30, 2025.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash balances as of June 30, 2026 was $4,758,366. Our cash position is highly dependent on our ability to raise capital through the issuance of equity and our management of expenditures for mining and for the development of our mineral processing facility and for the fulfillment of our public company reporting responsibilities. Our management believes that in order to finance the development and mining operations of the mining resource properties, to construct our Kinetic Separation equipment and operations and to secure regulatory licenses for and to construct our uranium and vanadium mineral processing facilities, we will be required to raise additional capital by way of debt and/or equity. We will also require additional working capital to continue to scale-up our mining operations at the Sunday Mine Complex.

Net Cash Used In Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 and 2025 was $2,168,299 and $3,564,250, respectively. The decrease of $1,395,951 in cash used in operating activities was principally driven by a decrease in net loss of $1,843,428, offset by period over period reductions in cash used for changes in operating assets and liabilities, including a decrease of $175,080 related to prepaid expenses and other current assets and an increase of $181,252 in accounts payable and accrued liabilities, as well as a decrease of $92,886 in stock-based compensation.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026 was $101,146 as compared to cash used in investing activities for the six months ended June 30, 2025 of $376,458. Net cash provided by investing activities for the six months ended June 30, 2026 was attributable to $130,000 in mining equipment and vehicle sale proceeds, partially offset by $28,854 of equipment purchases. Net cash used in investing activities for the six months ended June 30, 2025 was principally attributable to purchases of mining equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 and 2025 was $0 and $3,331,687, respectively. The cash provided by financing activities of $3,331,687 during the six months ended June 30, 2025 was due in its entirety to private placement proceeds, net.

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

We determined the aggregate gross ARO of the mineral properties to be $1,187,553, as of June 30, 2026 and December 31, 2025, respectively. The portion of the asset retirement obligation related to the Van 4 Mine, which is in reclamation as of June 30, 2026, and its related restricted cash are included in current liabilities and current assets, respectively, at a value of $75,057. Our internal mining operations team completed the last of the Van 4 reclamation work prior to the March 2, 2025 reclamation deadline and continues to wait for revegetation at the site. We submitted our surety reduction request application to the State of Colorado on January 7, 2026 for a reduction of the financial warranty based on current site conditions and consideration of reclamation activities completed. On March 19, 2026, the State of Colorado concluded its review and approved our request and reduced the financial warranty to $49,350. We are expecting to receive a refund of our financial warranty in the amount of $25,707 during the third quarter of 2026.

The Company’s asset retirement obligations are subject to legal and regulatory requirements. Estimates of the costs of reclamation are reviewed periodically by the Company and the applicable regulatory authorities. The asset retirement obligations represent the Company’s estimate of the present value of future reclamation costs, discounted using a credit adjusted risk-free interest rate of 5.4% as of June 30, 2026 and December 31, 2025. The net discounted aggregated values as of June 30, 2026 and December 31, 2025 were $424,388 and $415,164, respectively. Financial warranties to secure AROs as of June 30, 2026 and December 31, 2025 were $1,187,553.

Oil and Gas Lease

In 2017, we entered into an oil and gas lease that became effective with respect to minerals and mineral rights owned by us on approximately 160 surface acres of our property in Colorado. As consideration for entering into the lease, the lessee has agreed to pay us a royalty from the lessee’s revenue attributed to oil and gas produced, saved, and sold attributable to the net mineral interest.

As of June 30, 2026, all sixteen (16) wells remain in production and we recognize royalty revenue on a monthly basis. The lease remains in effect, and royalty payments will continue for as long as oil and/or gas are produced from the pooled unit containing these sixteen (16) wells.

Under the oil and gas lease and easement arrangements, during the three months ended June 30, 2026 and 2025, we recognized aggregate revenue of $32,417 and $30,509, respectively, and for the six months ended June 30, 2026 and 2025, we recognized aggregate revenue of $59,768 and $71,730, respectively.

Related Party Transactions

We have transacted with related parties pursuant to service arrangements in the ordinary course of business, as follows:

Prior to the acquisition of Black Range, Mr. George Glasier, the Company’s CEO, who is also a director of the Company (“Seller”), transferred his interest in a former joint venture with Ablation Technologies, LLC to Black Range. In connection with the transfer, Black Range issued 25 million shares of Black Range common stock to Seller and committed to pay $345,598 (AUD $500,000) to Seller within 60 days of the first commercial application of the Kinetic Separation technology. We assumed this contingent payment obligation in connection with the acquisition of Black Range. At the date of the acquisition of Black Range, this contingent obligation was determined to be probable. Since the deferred contingent consideration obligation is probable and the amount is estimable, we recorded the deferred contingent consideration as an assumed liability in the amount of $345,598 and $333,349 as of June 30, 2026 and December 31, 2025, respectively.

We have multiple lease arrangements with Silver Hawk Ltd., an entity which is owned by George Glasier and his wife Kathleen Glasier. These leases, which are all on a month-to-month basis, are for the rental of office, workshop, warehouse and employee housing facilities. In connection with these arrangements, we incurred rent expense of $26,325 and $27,271 for the three months ended June 30, 2026 and 2025, respectively, and $52,650 and $53,596 for the six months ended June 30, 2026 and 2025, respectively.

We are obligated to pay Mr. Glasier for reimbursable expenses in the amount of $16,247 and $74,063, included within accounts payable and accrued liabilities, as of June 30, 2026 and December 31, 2025, respectively.

Going Concern

With the exception of the quarter ended June 30, 2022, we have incurred losses from our operations and as of June 30, 2026, had an accumulated deficit of $38,868,538 and working capital of $3,449,482.

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

Our ability to continue our operations and to pay our obligations when they become due is contingent upon us obtaining additional financing. Management’s plans include seeking to procure additional funds through debt and equity financing, to secure regulatory approval licenses to fully utilize Kinetic Separation and to permit and construct the Mustang Minerals Processing Plant for the processing of uranium and vanadium to generate operating cash flows. We will also require capital to fund the ongoing in-house mining operations at the Sunday Mine Complex and other portfolio projects.

Management evaluated conditions and events over a period of one year from the issuance date of these condensed interim consolidated financial statements. There are no assurances that we will be able to raise capital on terms acceptable to us or at all, or that cash flows generated from our operations will be sufficient to meet our current operating costs and required debt service. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our financial condition and operating results, or we may not be able to continue to fund our ongoing operations. These conditions raise substantial doubt about our ability to continue as a going concern to sustain operations for at least one year from the issuance of the accompanying financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off Balance Sheet Arrangements

As of June 30, 2026, there were no off-balance sheet transactions. We have not entered into any specialized financial agreements to minimize our investment risk, currency risk or commodity risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Based upon its assessment, as of June 30, 2026, management has identified the following material weaknesses in its internal control over financial reporting, inclusive of the control weakness related to disclosure controls and procedures:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of management, we are not involved in any claims, legal actions or regulatory proceedings as of June 30, 2026, the ultimate disposition of which would have a material adverse effect on our condensed interim consolidated financial position, results of operations, or cash flows.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States, and that is subject to regulation by the Federal Mine Safety and Health Administration under the Mine Safety and Health Act of 1977 (“Mine Safety Act”), are required to disclose in their periodic reports filed with the Commission information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. Western went into active mining operations at the Sunday Mine Complex during 2021. During the quarter ended June 30, 2026, Mine Safety and Health Administration (MSHA) mine inspections have not yielded any disclosures required by Section 1503(a) of the Dodd-Frank Act.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1 *	Certificate of Incorporation, as amended
3.2 *	Amended and Restated Bylaws
4.1**	Shareholder Rights Plan Agreement, as of May 24, 2023
4.2	Successor Rights Plan Agreement, dated June 27, 2025
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure Exhibit
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed as an exhibit to the Company’s Form 10 registration statement filed on April 29, 2016 and incorporated herein by reference.

**	Previously filed as an exhibit to the Company’s Form 10-Q Quarterly Report for the three and six months ended June 30, 2023 filed on August 18, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN URANIUM & VANADIUM CORP.

Date: August 14, 2026	By:	/s/ George Glasier
George Glasier Chief Executive Officer and President

Date: August 14, 2026	By:	/s/ Robert Klein
Robert Klein
Chief Financial Officer